Form 10-Q
period 2004-04-04
PAPERWEIGHT DEVELOPMENT CORP; WTA INC; APPLETON PAPERS INC/WI
filed 2004-05-18
CIK 1166365, 1166399, 1144326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 4, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file number: 333-82084

APPLETON PAPERS INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2556469
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

825 East Wisconsin Avenue Appleton, Wisconsin	54912-0359
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 734-9841

See Table of Additional Registrants Below

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

*This report is being filed pursuant to covenants contained in the indenture governing the Registrant’s senior subordinated notes. The Registrant’s reporting obligations have been automatically suspended under Section 15(d) of the Securities Exchange Act of 1934, as amended.

As of May 2, 2004, 100 shares of Appleton Papers Inc. common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. As of May 2, 2004, each of the additional registrants had the number of shares outstanding which is shown in the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

Appleton Papers Inc. and WTA Inc. meet the conditions set forth in General Instruction H(1)(a) and (b) and are therefore filing this form with the reduced disclosure format.

ADDITIONAL REGISTRANTS

Exact name of Registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Number of Shares Outstanding as of May 2, 2004	I.R.S. Employer Identification Number	Address, including zip code, and telephone number, including area code, of Registrant’s principal executive office	Registration No.

Paperweight Development Corp.	Wisconsin	12,114,126	39-2014992	825 East Wisconsin Avenue, Appleton, Wisconsin 54912-0359 (920) 734-9841	333-82084-01

WTA Inc.	Delaware	1	51-0329653	c/o Delaware Corporate Management, Inc. Suite 1300 1105 North Market Street Wilmington, Delaware 19899 (302) 651-8339	333-82084-02

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	April 4, 2004	January 3, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,677	$29,682
Accounts receivable, less allowance for doubtful accounts of $3,734 and $3,245, respectively	121,861	117,129
Inventories	134,064	129,611
Other current assets	18,365	18,450

Total current assets	289,967	294,872
Property, plant and equipment, net of accumulated depreciation of $139,518 and $123,544, respectively	513,888	522,519
Goodwill	49,243	47,971
Intangible assets, net	109,958	117,491
Environmental indemnification receivable	77,499	77,030
Other assets	8,823	9,970

Total assets	$1,049,378	$1,069,853

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$10,628	$31,350
Accounts payable	56,072	56,870
Accrued interest expense	8,051	1,839
Restructuring reserve	5,083	5,757
Other accrued liabilities	70,675	77,182

Total current liabilities	150,509	172,998
Senior secured notes payable	134,011	135,402
Revolving line of credit	—	10,000
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	3,402	3,504
Postretirement benefits other than pension	59,793	59,469
Accrued pension	41,177	39,696
Accrued income taxes	14,244	15,432
Environmental liability	100,127	99,329
Other long-term liabilities	8,068	8,419
Senior subordinated notes payable	199,958	199,958
Deferred payment obligation	177,043	172,742
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 12,115,089 and 12,124,778, respectively	168,868	158,279
Accumulated deficit	(8,897)	(3,587)
Accumulated other comprehensive loss	(7,575)	(10,438)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,049,378	$1,069,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands)

	April 4, 2004	March 30, 2003
Net sales	$250,582	$204,238
Cost of sales	182,422	144,780

Gross profit	68,160	59,458
Selling, general and administrative expenses	49,868	38,350
Restructuring and other charges	413	—

Operating income	17,879	21,108
Other expense (income)
Interest expense	13,706	13,550
Interest income	(1,202)	(83)
Foreign exchange loss (gain)	188	(221)

Income before income taxes	5,187	7,862
(Benefit) provision for income taxes	(324)	91

Net income	$5,511	$7,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands)

	April 4, 2004	March 30, 2003
Cash flows from operating activities:
Net income	$5,511	$7,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,251	15,077
Amortization of intangible assets	2,703	2,321
Amortization of financing fees	864	962
Employer 401(k) noncash matching contributions	1,909	2,369
Foreign exchange loss (gain)	188	(221)
Loss on disposals of equipment	58	144
Accretion of deferred payment and capital lease obligations	4,367	4,024
Accretion of environmental liability	330	311
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(429)	(3,461)
Inventories	(3,886)	(5,385)
Other current assets	126	(838)
Accounts payable and other accrued liabilities	(5,091)	(6,652)
Restructuring reserve	(674)	(146)
Accrued income taxes	42	(246)
Accrued pension	816	467
Other, net	923	(282)

Net cash provided by operating activities	25,008	16,215
Cash flows from investing activities:
Acquisition of businesses	(977)	—
Additions to property, plant and equipment	(7,189)	(7,230)

Net cash used by investing activities	(8,166)	(7,230)
Cash flows from financing activities:
Payments of senior secured notes payable	(22,113)	(18,577)
Payments relating to capital lease obligation	(168)	(168)
Payments of revolving line of credit	(10,000)	—
Proceeds from issuance of redeemable common stock	—	4,212
Payments to redeem common stock	(232)	(5)
Increase in cash overdraft	1,495	818

Net cash used by financing activities	(31,018)	(13,720)
Effect of foreign exchange rate changes on cash and cash equivalents	171	—
Change in cash and cash equivalents	(14,005)	(4,735)
Cash and cash equivalents at beginning of period	29,682	24,390

Cash and cash equivalents at end of period	$15,677	$19,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,

(ACCUMULATED DEFICIT) RETAINED EARNINGS, ACCUMULATED OTHER

COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
	Shares Outstanding	Amount
Balance, January 3, 2004	12,124,778	$158,279	$(3,587)	$(10,438)
Comprehensive income:
Net income	—	—	5,511	—	$5,511
Foreign currency translation adjustment	—	—	—	2,477	2,477
Realized and unrealized losses on derivatives	—	—	—	386	386

Total comprehensive income					$8,374

Issuance of redeemable common stock	—	—	—	—
Redemption of redeemable common stock	(9,689)	(232)	—	—
Accretion of redeemable common stock	—	10,821	(10,821)	—

Balance, April 4, 2004	12,115,089	$168,868	$(8,897)	$(7,575)

Balance, December 28, 2002	11,587,204	$133,581	$(541)	$(1,523)
Comprehensive income:
Net income	—	—	7,771	—	$7,771
Realized and unrealized losses on derivatives	—	—	—	(827)	(827)

Total comprehensive income					$6,944

Issuance of redeemable common stock	424,618	7,981	—	—
Redemption of redeemable common stock	(248)	(5)	—	—
Accretion of redeemable common stock	—	2,424	(2,424)	—

Balance, March 30, 2003	12,011,574	$143,981	$4,806	$(2,350)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three months ended April 4, 2004 and March 30, 2003, cash flows for the three months ended April 4, 2004 and March 30, 2003 and financial position at April 4, 2004 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto of Paperweight Development Corp. (“PDC” or the “Company”) and subsidiaries for each of the three years in the period ended January 3, 2004 as audited by PricewaterhouseCoopers LLP, which are included in the Form 10-K dated April 2, 2004. The consolidated balance sheet data as of January 3, 2004, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a wholly-owned subsidiary of PDC (see Note 2 “Acquisition of Businesses”).

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

2. ACQUISITION OF BUSINESSES

In December 2003, Appleton acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The group’s operating unit, BemroseBooth, produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars. The purchase price for this acquisition, net of cash acquired, approximated $62.9 million and was financed with cash from operations and proceeds received from a senior secured variable rate note. Appleton is obtaining independent appraisals to allocate the purchase price to the acquired net assets. Pending completion of the appraisals, the excess of the purchase price over the estimated fair value of the acquired net assets has been allocated to goodwill. Appleton expects that such appraisals, and the allocation of the purchase price, will be completed during fiscal 2004. Goodwill of approximately $24.2 million was assigned to Appleton’s security business unit. Bemrose Group Limited has been included in the Company’s consolidated financial statements since the date of the acquisition.

The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The following table summarizes the estimated fair values of the assets acquired and liabilities assumed excluding cash acquired (dollars in thousands):

Current assets	$39,280
Property, plant and equipment	38,175
Intangible assets	7,659
Goodwill	24,235
Other assets	535

Total assets acquired	$109,884

Current liabilities	$24,528
Other long-term liabilities	22,496

Total liabilities assumed	$47,024

Net assets acquired	$62,860

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 30, 2003, Appleton acquired all of the outstanding common shares of two privately-held Wisconsin-based companies, C&H Packaging Company, Inc. (“C&H Packaging”) and American Plastics Company, Inc. (“American Plastics”), which includes American Real Estate Corporation (a real estate holding company for the real estate assets of American Plastics). C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. The purchase price for these acquisitions approximated $50.4 million and was financed with cash from operations and borrowings under the revolving credit portion of Appleton’s Senior Credit Facility. Appleton obtained independent appraisals to allocate the purchase price to the acquired net assets. As a result of this acquisition, goodwill of approximately $23.5 million has been assigned to Appleton’s performance packaging business unit. C&H Packaging and American Plastics have been included in the Company’s consolidated financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (dollars in thousands):

Current assets	$13,219
Property, plant and equipment	12,300
Intangible assets	6,132
Goodwill	23,531
Other assets	110

Total assets acquired	$55,292

Current liabilities	$4,909

Total liabilities assumed	$4,909

Net assets acquired	$50,383

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisitions of C&H Packaging, American Plastics and BemroseBooth had been completed on December 29, 2002. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to cost of sales, selling, general and administrative, interest expense, amortization, depreciation and income taxes. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on December 29, 2002 or that may be obtained in the future (dollars in thousands):

For the Three Months Ended March 30, 2003
Net sales	$234,081
Net income	$7,214

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase of all the partnership interests of Arjo Wiggins Delaware General Partnership, and its wholly-owned subsidiary, Appleton. The transaction was financed with $106.8 million of proceeds received from the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) ($104.7 million, net of stock issuance costs), $265.0 million of senior secured notes payable borrowed at the closing, $250 million in aggregate principal amount of a senior subordinated note due 2008 issued to Arjo Wiggins Appleton plc (“AWA”) which bore interest at the rate of 11.5% per annum and a deferred payment obligation with a present value of $140 million at the closing of the Acquisition to be paid to AWA.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the acquisition, the Company entered into two indemnification agreements under which AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for, and pay, all governmental and third party liabilities and all costs and expenses incurred by Appleton in defense against governmental and third party claims, referred to as the Fox River Liabilities. The Fox River Liabilities also include fees and expenses of Appleton’s environmental counsel, advisers, engineers and scientific experts, and the costs incurred in obtaining studies and other analyses concerning various remedial alternatives for the Lower Fox River. The indemnification agreements mirror one another and result in Appleton receiving indemnification payments directly or indirectly from AWA.

Under the indemnification agreements, AWA agreed to indemnify the Company for the first $75 million of Fox River Liabilities and for those in excess of $100 million (see Note 12 “Commitments and Contingencies”). The Company is responsible for the $25 million of liabilities between $75 million and $100 million. The indemnification agreements provide that it is the intent of the parties that at no time will Appleton or PDC be required to fund any costs and expenses relating to the Fox River Liabilities for which Appleton or PDC will be indemnified. AWA has paid $21.8 million under the indemnification agreements through the first quarter of fiscal 2004.

Also as part of the purchase agreement, AWA agreed to indemnify the Company for 100% of net income tax liabilities after the November 9, 2001 acquisition, in respect of periods through September 30, 2001, excluding 50% of amounts in excess of $5.0 million in the aggregate up to and including $10.0 million in the aggregate, representing a maximum amount of $2.5 million for which the Company shall remain responsible. All tax refunds relating to periods through September 30, 2001 received by the Company must first be applied against the amount of net income tax liabilities indemnified by AWA. The Company will be allowed to retain any excess net refunds over net income tax liabilities. Appleton received a $1.8 million federal tax refund during the first quarter of fiscal 2004, and an additional $4.4 million state tax refund in April 2004. As these refunds related to the resolution of certain tax contingencies that existed prior to the November 9, 2001 acquisition, they have been recorded as a reduction in purchase price via a decrease to long-lived intangible assets of $5.1 million. The remaining portion of these refunds, approximately $1.1 million, pertained to the accrual of interest subsequent to the November 9, 2001 acquisition date, and as such, is reflected within interest income for the three months ended April 4, 2004.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective December 30, 2001, Appleton adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized; however, they must be tested for impairment annually. Amortization will continue to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the three-month period ended April 4, 2004 are as follows (dollars in thousands):

	Coated Solutions	Thermal and Advanced Technical Products	Security	Performance Packaging	Total
Balance as of January 3, 2004	$—	$—	$24,232	$23,739	$47,971
Goodwill from business acquisitions	—	—	1,185	(208)	977
Currency translation	—	—	1,035	—	1,035
Other	—	—	(740)	—	(740)

Balance as of April 4, 2004	$—	$—	$25,712	$23,531	$49,243

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill value presented above in the security business, which relates to the BemroseBooth acquisition, is preliminary pending Appleton’s final purchase price allocation, which is anticipated to be completed during fiscal 2004.

Appleton’s other intangible assets consisted of the following (dollars in thousands):

	As of April 4, 2004		As of January 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$56,125	$7,246	$58,294	$6,457
Patents	34,688	14,646	36,181	13,141
Customer relationships	13,324	1,022	13,419	776
Non-compete agreements	1,962	193	1,908	48
Applications software	498	18	480	—

Total	$106,597	$23,125	$110,282	$20,422

Unamortized intangible assets:
Trademarks	$26,486		$27,631

Of the $133.1 million of acquired intangible assets, $82.6 million was assigned to registered trademarks. Trademarks of $51.7 million related to carbonless paper and $4.4 million related to Appleton’s 2003 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $26.5 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships, 5 years for non-compete agreements and 7 years for applications software. Amortization expense for the three months ended April 4, 2004 approximated $2.7 million. Amortization expense for the three months ended March 30, 2003 approximated $2.3 million.

4. RESTRUCTURING AND OTHER CHARGES

In order to position itself for long-term growth, Appleton reduced salaried employment by 46 employees during fiscal 2003 and an additional 5 employees during the first quarter of fiscal 2004. These reductions included positions at the corporate headquarters as well as the plant and mill sites. As a result, Appleton took a charge during the first quarter of 2004 of $0.4 million. Also during the first quarter of 2004, Appleton paid out $0.8 million related to these employment termination benefits which were incurred in 2004 and 2003.

During the third quarter of 1999, Appleton announced plans to close the Newton Falls mill in 2000 and the Harrisburg plant in 2001. In the third quarter of 2000, Appleton ceased operations at the Newton Falls mill and permanently closed the mill during the third quarter of 2001. Appleton sold its Harrisburg plant in August 2001. In 1999, Appleton committed to exiting its New York distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007. The $0.3 million reduction to the distribution center exit cost reserve represents lease payments, net of sublease income, for this distribution center.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the components of the restructuring reserve included on the condensed consolidated balance sheets at April 4, 2004 and January 3, 2004 (dollars in thousands):

	January 3, 2004 Reserve	2004 Reserve Additions	2004 Charges to Reserve	April 4, 2004 Reserve
Distribution center exit costs	$4,136	$—	$(320)	$3,816
Employee termination benefits	1,621	413	(767)	1,267

	$5,757	$413	$(1,087)	$5,083

5. INVENTORIES

Inventories consist of the following (dollars in thousands):

	April 4, 2004	January 3, 2004
Finished goods	$70,091	$66,108
Raw materials, work-in-process and supplies	63,803	63,333

Total cost	133,894	129,441
Increased cost over LIFO cost	170	170

	$134,064	$129,611

Stores and spare parts inventory balances of $21.4 million at April 4, 2004 and January 3, 2004 are valued at average cost and included on the raw materials, work in process and supplies line. Inventories valued using the FIFO method approximate 13% of Appleton’s total inventory at April 4, 2004 and 11% at January 3, 2004.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	April 4, 2004	January 3, 2004
Land and improvements	$9,283	$9,118
Buildings and improvements	94,482	93,909
Machinery and equipment	489,663	488,282
Software	27,616	27,447
Capital lease	4,764	4,764
Construction in progress	27,598	22,543

	653,406	646,063
Accumulated depreciation	(139,518)	(123,544)

	$513,888	$522,519

Depreciation expense for the three months ended April 4, 2004 and March 30, 2003 approximated $17.3 million and $15.1 million, respectively. Depreciation expense of approximately $14.4 million and $12.8 million for the three months ended April 4, 2004 and March 30, 2003, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $2.9 million and $2.3 million for the same three months related to corporate administrative assets and was recorded within selling, general and administrative expenses.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	April 4, 2004	January 3, 2004
Deferred debt expense	$5,331	$6,195
Other	3,492	3,775

	$8,823	$9,970

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (dollars in thousands):

	April 4, 2004	January 3, 2004
Payroll	$9,924	$10,819
Trade discounts	25,548	27,004
Workers’ compensation	4,395	4,604
Accrued insurance	2,104	2,325
Other accrued taxes	2,061	2,032
Postretirement benefits other than pension	4,131	4,131
Lower Fox River liability	9,767	9,767
Other	12,745	16,500

	$70,675	$77,182

9. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R applies immediately for Appleton to variable interest entities created after December 31, 2003, and applies for the first reporting period beginning after December 15, 2004 to variable interest entities in which an enterprise holds a variable interest that was acquired before January 1, 2004. Appleton is currently evaluating the impact of this statement.

During December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement also requires interim period disclosure of the components of net periodic benefit cost, and if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. These interim disclosures are effective for Appleton in the first quarter of 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as, a federal subsidy to sponsors of retiree

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

health care benefit plans. In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act if there is insufficient data, time or guidance available to ensure appropriate accounting. Appleton is a sponsor of postretirement health care plans that provide prescription drug benefits. In accordance with this FSP, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plans. The specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information. The FSP is effective for the Company’s financial statements for fiscal years ending after December 7, 2003. Appleton has elected to defer accounting for the Act in accordance with the one-time election until authoritative guidance on the appropriate accounting is issued.

10. PENSION BENEFITS

Appleton has various defined benefit pension plans and a defined contribution pension plan. The components of the corresponding net periodic pension cost include the following (dollars in thousands):

Pension Benefits	For the Three Months Ended April 4, 2004	For the Three Months Ended March 30, 2003
Net periodic benefit cost
Service cost	$1,766	$1,515
Interest cost	3,646	3,483
Expected return on plan assets	(4,269)	(4,470)
Amortization of
Transition obligation	—	—
Prior service cost	2	2
Actuarial loss	191	—

Net periodic benefit cost	$1,336	$530

Appleton expects to contribute $6 million to its pension plan in calendar 2004 for plan year 2003.

11. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

Appleton has defined postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended April 4, 2004	For the Three Months Ended March 30, 2003
Net periodic benefit cost
Service cost	$287	$260
Interest cost	1,070	1,106
Amortization of
Prior service cost	—	—
Actuarial loss	—	—

Net periodic benefit cost	$1,357	$1,366

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. COMMITMENTS AND CONTINGENCIES

Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against Appleton and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, the Combined Locks paper mill now owned by Appleton Coated LLC (which is owned by AWA’s ultimate parent) and from other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River. Low levels of PCBs have also been washed by the Lower Fox River into Green Bay, which is part of Lake Michigan.

In June 1997, the EPA published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”). The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR Corporation (“NCR”) and Appleton as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Fox River, including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

On January 7, 2003, the Wisconsin Department of Natural Resources (“DNR”) issued a Record of Decision (“ROD”), with which the United States Environmental Protection Agency (“EPA”) concurred, on the first two segments of the river, which are largely upstream of the Appleton plant. The ROD provides for dredging in the first segment and monitored natural recovery in the second segment. However, the ROD also provides that up to 25% of the remedy in the first segment may consist of capping if dredging proves not to be cost-effective and certain conditions are met. It is Appleton’s position that neither Appleton nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. On July 28, 2003, the DNR and EPA issued a ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay) which also provides for substantial dredging in that portion of the river.

In the two RODs, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $400 million, an increase of $67 million over prior estimates, over a 7 to 18 year time period. Most of the estimated costs relate to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Based on cost estimates of large-scale dredging response actions at other sites and many subjective assumptions regarding the work to be done, engineers engaged by several of the PRPs estimated several years ago that the cost of remediation work in the Lower Fox River could be between $740 million and $1.6 billion. The DNR strongly disputes this analysis and continues to believe that its cost estimates are accurate.

Appleton does not believe that the remedial action proposed by the DNR in the two RODs is appropriate or cost-effective. Appleton, along with the other PRPs, has developed a substantial body of evidence that Appleton believes demonstrates that selection of alternatives involving active, river-wide remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing vigorous debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage contaminated sediments. Although Appleton believes that the remedy adopted in the RODs is inappropriate and may be substantially modified and improved over time through further design and experience, the issuance of the RODs greatly reduces the uncertainty about the remedy that will be implemented in the Lower Fox River.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2000, the U.S. Fish and Wildlife Service (“FWS”) released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees’ planned approach for restoring natural resources injured by PCBs and calculating the potential natural resource damages (“NRDs”) under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that NRDs will fall in the range of $176 million to $333 million for all PRPs in the aggregate. The total costs estimated by the DNR, EPA and FWS for the proposed remediation and NRD discussed above range from $576 million to $733 million. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. In June 2002, the state and federal trustees announced a proposed settlement of their NRD claims against Fort James Operating Company, a subsidiary of Georgia-Pacific Corporation (“Fort James”), the owner of one of the reprocessing mills. Under the settlement, Fort James would pay for or conduct restoration projects with a total cost of approximately $12 million. The proposed settlement has been challenged by an environmental group in a case pending before the U.S. District Court in Milwaukee. Appleton anticipates the actual costs for the PRPs to settle NRD claims related to the Lower Fox River to be significantly less than the initial range of $176 million to $333 million.

Appleton purchased the Appleton plant from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nevertheless, pursuant to CERCLA, both Appleton and NCR are viewed by the EPA as PRPs. Accordingly, Appleton and NCR asserted indemnity claims against each other pursuant to the terms of the agreement for the purchase of the assets of the business in 1978. In order to resolve indemnification obligations to each other, Appleton entered into an interim settlement agreement with NCR in 1998 under which the parties agreed to share both defense and liability costs arising from the Lower Fox River.

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each PRP and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which Appleton formerly owned and which is now owned by an affiliate of AWA) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not yet been finalized by the FWS and may be revised. The FWS analysis will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution process. Based on historical and technical analyses performed by environmental engineers Appleton has engaged, Appleton believes that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, Appleton could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, Appleton believes that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

Appleton entered into a consent decree on December 10, 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, Appleton and NCR agreed to provide up to $41.5 million over a period of four years, to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. Appleton and NCR will each pay approximately half of the amounts paid under the consent decree. Through the first quarter of 2004, Appleton has paid approximately $8.2 million under the consent decree. Under the consent decree, the IGP agree not to sue or take administrative action against Appleton and NCR during the four-year period including pursuant to any claims that could be made as a result of the issuance of the ROD. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against Appleton and NCR; however, under the decree, Appleton and NCR will

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period including pursuant to any claims that could be made as a result of the issuance of the RODs. Appleton recorded a charge of $19.2 million during the first quarter of 2001 for its discounted share of the arrangement. At April 4, 2004 this liability approximated $13.9 million.

A precise estimate of Appleton’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of federal and state NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of remediation and NRD costs relative to the other PRPs. However, the issuance of the RODs greatly reduces the uncertainty about the remedy that will be implemented in the Lower Fox River and provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability. At January 3, 2004 this reserve approximated $109.1 million. During the first quarter of 2004, the total reserve was accreted by $1.7 million while payments against the reserve totaled $0.9 million. This resulted in a remaining reserve of $109.9 million as of April 4, 2004, of which $9.8 million is recorded in other accrued liabilities and $100.1 million is recorded as an environmental liability.

As part of the November 9, 2001 acquisition, AWA agreed to indemnify the Company for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River (see Note 2 “Acquisition of Businesses”). At April 4, 2004, the total indemnification receivable from AWA is $87.3 million, of which, $9.8 million is recorded in other current assets and $77.5 million is recorded as an environmental indemnification receivable. The $22.6 million difference between the reserve and the indemnification receivable represents the discounted share of Lower Fox River costs for which the Company is responsible. The $21.0 million charge was recorded against earnings in 2002 and has accreted to $22.6 million through the first quarter of 2004. This discounted share was calculated using a discount rate of 6.0%, which represents Appleton’s estimate of the fair market interest rate at which this liability could be settled in an arm’s length transaction. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the indemnification receivable/environmental liability is below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability
Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)
Accretion of Lower Fox River environmental liability	—	(747)
Fair market valuation of AWA indemnification receivable and the Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	$20,380	$(20,380)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)
Establishment of reserve for the Company’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)
Payments made for indemnification receivable/environmental liability	(14,077)	14,077
Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	$73,501	$(94,518)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)
Payments made for indemnification receivable/environmental liability	(6,867)	6,867
Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	$86,797	$(109,096)
Payments made for indemnification receivable/environmental liability	(937)	937
Accretion of Lower Fox River indemnification receivable/environmental liability	1,406	(1,735)

Balance, April 4, 2004	$87,266	$(109,894)

Appleton used the estimates described below, including the most recent government agency estimates, in evaluating its Lower Fox River environmental liability: (1) total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate (Appleton assumes that Appleton and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for other discharges.); (3) costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s $12 million settlement of NRD claims against Fort James; (4) Appleton’s responsibility for about half of the claims asserted against Appleton and NCR, based on the interim settlement agreement with NCR, the terms of which are confidential; and (5) $20 million in fees and expenses. Because of the numerous uncertainties underlying these estimates, it is possible that Appleton’s share of costs will be higher.

West Carrollton Mill

The West Carrollton mill operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impoundments at the West Carrollton facility and low levels of PCBs have been detected in groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton mill.

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, Appleton believes that it could be necessary to undertake remedial action in the future, although Appleton is currently under no obligation to do so. Appleton has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments is expected to involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action – including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River—is estimated to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill, the Great Miami River remediation and Appleton’s share of these remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the acquisition of the Company in 2001, AWA agreed to indemnify the Company for 50% of all environmental liabilities up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owner and operator of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination. Other than the PCB contamination in the area of the wastewater impoundments, there are no other known material liabilities with respect to environmental issues at the West Carrollton mill.

Other

From time to time, Appleton may be involved in product liability and various other suits incident to the operation of its business. A comprehensive insurance program is maintained and estimated costs are recorded for claims and suits of this nature. It is management’s opinion that none of these claims or suits will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

13. EMPLOYEE STOCK OWNERSHIP PLAN

The Appleton Papers Retirement Savings Plan, was amended and restated effective as of January 1, 2001, in the form of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (“KSOP”). The KSOP includes a separate employee stock ownership plan component (“ESOP”). The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature, which provides participants the ability to make pre-tax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP is a tax-qualified employee stock ownership plan that is designed to invest primarily in the common stock of PDC.

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. In general, all requests for lump sum distributions in any plan year will be granted to the extent that the aggregate amount requested does not exceed the amount of new deferrals to the Company Stock Fund, less any distributions that must be made in accordance with the statutory requirements and installment distributions the KSOP is obligated to make under prior year distribution elections. Covenants in the agreements providing for the Senior Credit Facility and the Senior Subordinated Notes restrict Appleton’s ability to pay dividends to PDC which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may supersede the terms of the respective agreements. If lump sum distributions cannot be made, distributions to former participants will be made in up to five equal annual installments.

Appleton’s matching contributions charged to expense amounted to $1.9 million and $2.4 million for the three months ended April 4, 2004 and March 30, 2003, respectively, all of which will be deposited into the Company Stock Fund. As a result of hardship withdrawals and employee terminations, 9,689 shares of PDC redeemable common stock were repurchased during the first three months of 2004 at an aggregate price of $0.2 million.

In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted (i.e., increased) so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of April 4, 2004. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. Appleton accreted the redeemable common stock by $10.8 million for the three months ended April 4, 2004. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $287 million was determined. The redeemable common stock recorded book value as of April 4, 2004 was $169 million, which leaves a remaining unrecognized liability to be accreted of approximately $118 million. The fair value of the redeemable common stock is determined by an independent, third party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. Because the calculations of the third party appraiser are not provided by the ESOP Trustee to management, these interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments (if any) as of the first quarter and third quarter of each year will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	April 4, 2004	January 3, 2004
Senior secured variable rate note payable at LIBOR plus 3.0%, $2,330 due quarterly ending November 8, 2005	$13,981	$26,752
Senior secured variable rate note payable at LIBOR plus 2.5%, $327 due quarterly with $127,711 due November 8, 2006	130,658	140,000
Revolving line of credit at LIBOR plus 3.0%	—	10,000

	144,639	176,752
Less obligations due within one year	(10,628)	(31,350)

	$134,011	$145,402
Unsecured variable rate industrial development bonds 1.2% average interest rate at April 4, 2004, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior subordinated notes payable at 12.5%, due December 15, 2008	199,958	199,958
Deferred payment obligation, due May 8, 2010 at 10% per annum compounded semi-annually to the date of repayment	177,043	172,742

On November 9, 2001, Appleton entered into a $340 million Senior Credit Facility. The Senior Credit Facility included the following: a four-year credit facility of up to $75 million for revolving loans, including letters of credit; a four-year senior secured note of $115 million; and a five-year senior secured note of $150 million. The Senior Credit Facility is unconditionally, jointly and severally guaranteed by PDC and by WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., American Real Estate Corporation, Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA Inc., each of which is a direct or indirect wholly-owned subsidiary of Appleton (see Note 16 “Guarantor Financial Information”).

From November 18, 2002 through April 1, 2003 the Company’s defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and, as a result, the interest rate on the $115 million senior secured note and the revolving credit facility was reduced to LIBOR plus 2.5%. From April 2, 2003 through May 15, 2003, the Company’s defined leverage ratio was calculated at less than 2.5 to 1.00 but greater than or equal to 2.00 to 1.00 and, as a result, the interest rate was increased to LIBOR plus 3.0%. From May 16, 2003 through August 19, 2003 the Company’s defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and, as a result, the interest rate was decreased to LIBOR plus 2.5%. Since August 20, 2003 and continuing through April 4, 2004, the interest rate was increased to LIBOR plus 3.0% because the Company’s defined leverage ratio was calculated at less than 2.5 to 1.00 but greater than or equal to 2.00 to 1.00.

In April 2003 an amendment to the Senior Credit Facility was approved by a majority of the lenders that allows Appleton to make acquisitions of $150 million in total over the life of the term loans, with no single acquisition totaling more than $60 million. In addition, the amendment allows for an increase in the revolving line of credit from $75 million to $100 million should Appleton need to access additional funds. It also allows Appleton to repurchase and retire an additional $50 million of aggregate principal amount of its 12.5% Series B Senior Subordinated Notes due 2008.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003 an amendment to the Senior Credit Facility was approved by a majority of the lenders which amends the related financial covenants to provide additional flexibility, allows the establishment of a UK subsidiary, allows for Euro and British Sterling borrowings, classifies the acquisition of American Plastics, C & H Packaging and BemroseBooth as permitted investments, thereby preserving the $150 million limit for future acquisitions as permitted under the April 18, 2003 amendment and increases the single acquisition limit from $60 million to $75 million. In addition, the amendment also allowed for the refinancing discussed below.

Through June 5, 2002, borrowings under the $150 million senior secured note bore interest at LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5%. On June 6, 2002, Appleton refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25%, not subject to a minimum LIBOR rate. The terms of this refinanced debt also allowed Appleton to repurchase up to $50 million in aggregate principal amount of its 12.5% Senior Subordinated Notes due 2008. In December 2003, Appleton refinanced the remaining $83.3 million of the $150 million senior secured note and borrowed an additional $56.7 million with which to make the Bemrose Group Limited acquisition. This debt, which is similar to the previous debt, carries an interest rate of LIBOR plus 2.5%. As a result of this refinancing, $1.4 million of deferred debt issuance costs were written off in fiscal 2003 as debt extinguishment expenses.

The LIBOR rate at April 4, 2004 was 1.1%.

During the first three months of 2004, Appleton made mandatory debt repayments of $22.1 million, plus interest, on its outstanding senior secured notes.

On December 14, 2001, Appleton issued $250 million aggregate principal amount of its 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA (see Note 2 “Acquisition of Businesses”). On June 12, 2002, Appleton’s Registration Statement on Form S-4, relating to the offer to exchange up to $250 million of its registered 12.5% Series B Senior Subordinated Notes due 2008 for any and all of its outstanding 12.5% Series A Senior Subordinated Notes due 2008, was declared effective by the Securities and Exchange Commission. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes. During 2002, Appleton purchased and retired $50.0 million of its Series B notes. Appleton paid a premium of $1.8 million on the purchase and retirement of these Series B notes.

15. SEGMENT INFORMATION

Appleton operates in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging. Based upon quantitative thresholds, coated solutions and the thermal and advanced technical products segment constitute Appleton’s reportable segments. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with existing segments, interest income, interest expense, debt extinguishment expenses, minority interest expense and foreign currency gains and losses.

The carbonless business is the largest component of the coated solutions segment. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of its coated solutions business, Appleton produces coated products for inkjet printing, point-of-sale displays and other design and print applications. Appleton reorganized its business segments in 2003, and for all periods presented, to include carbonless products with security features in the coated solutions segment. Appleton also offers customers custom coating solutions and the potential for strategic partnerships through its engineered

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacturing solutions, or toll coating, program. This program focuses on Appleton’s ability to apply barrier and/or printable coatings to substrates. Appleton supplies coated solutions products to merchants, printers and paper converters primarily in North America.

The thermal and advanced technical products segment consists of the thermal business as well as the development of non-thermal products and related substrates for the transaction and item identification markets. These products are routinely used for point-of-sale receipts and coupons; event and transportation tickets; lottery and gaming tickets; tags for airline baggage and retail applications; and label products for grocery, shipping, medical and retail applications. Appleton supplies thermal and advanced technical products primarily to paper converters in North America.

The security business produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation Appleton is building a comprehensive business that incorporates security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies. The focus of the security business is on checks, business and government documents and the emerging brand protection market. In December 2003, Appleton acquired BemroseBooth, located in the United Kingdom, in order to gain greater access to international security product markets.

Appleton entered the performance packaging market in 2003 by acquiring two Wisconsin-based companies that produce high-quality, custom multilayered films and commercial packaging and print and convert flexible plastic packaging materials for companies in the food processing, household and industrial product industries.

Appleton does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization as determined by Appleton for its reportable segments are as follows (dollars in thousands):

	For the Three Months Ended April 4, 2004	For the Three Months Ended March 30, 2003
Net sales
Coated solutions	$160,092	$159,983
Thermal and advanced technical products	51,962	40,495
Other (1)	38,528	3,760

Total	$250,582	$204,238

Operating income
Coated solutions	$20,539	$23,434
Thermal and advanced technical products	1,598	831
Other (1)	(1,206)	(839)
Unallocated corporate charges and business development costs	(3,052)	(2,318)

Total	$17,879	$21,108

Depreciation and amortization
Coated solutions	$13,538	$13,955
Thermal and advanced technical products	3,572	2,907
Other (1)	2,809	510
Business development costs	35	26

Total	$19,954	$17,398

(1)	Other consists of security products and performance packaging.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”) and WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., American Real Estate Corporation, Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA Inc., each of which is a wholly-owned subsidiary of Appleton, (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and its remaining wholly-owned subsidiary (the “Non-Guarantor Subsidiary”) as of April 4, 2004 and January 3, 2004 and for the three months ended April 4, 2004 and March 30, 2003. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

The condensed consolidating financial information has been presented to show the nature of the assets held, results of operations and cash flows of the Parent Guarantor, Issuer, Subsidiary Guarantors and Non-Guarantor Subsidiary assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for the Parent and Subsidiary Guarantors are not presented based on management’s determination that they would not provide additional information that is material to readers of these financial statements.

The Senior Credit Facility, the Senior Subordinated Notes and the Deferred Payment Obligation place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

April 4, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$11,100	$4,006	$571	$—	$15,677
Accounts receivable, net	—	97,644	15,793	8,424	—	121,861
Inventories	—	116,277	15,337	2,450	—	134,064
Other current assets	9,767	6,587	1,869	142	—	18,365

Total current assets	9,767	231,608	37,005	11,587	—	289,967
Property, plant and equipment, net	—	458,425	55,403	60	—	513,888
Investment in subsidiaries	321,122	370,287	—	—	(691,409)	—
Other assets	77,511	95,952	72,022	38	—	245,523

Total assets	$408,400	$1,156,272	$164,430	$11,685	$(691,409)	$1,049,378

LIABILITIES, REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT) RETAINED EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$10,628	$—	$—	$—	$10,628
Accounts payable	—	42,524	13,482	66	—	56,072
Due to (from) parent and affiliated companies	78,961	160,607	(240,990)	1,422	—	—
Other accrued liabilities	—	73,016	8,395	2,398	—	83,809

Total current liabilities	78,961	286,775	(219,113)	3,886	—	150,509
Long-term debt	—	342,619	—	—	—	342,619
Capital lease obligation	—	3,402	—	—	—	3,402
Other long-term liabilities	—	202,354	21,119	(64)	—	223,409
Deferred payment obligation	177,043	—	—	—	—	177,043
Redeemable common stock, (accumulated deficit) retained earnings and other accumulated comprehensive loss	152,396	321,122	362,424	7,863	(691,409)	152,396

Total liabilities, redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	$408,400	$1,156,272	$164,430	$11,685	$(691,409)	$1,049,378

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

January 3, 2004

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$21,020	$5,676	$2,986	$—	$29,682
Accounts receivable, net	—	77,627	32,275	7,227	—	117,129
Inventories	—	115,803	11,202	2,606	—	129,611
Other current assets	9,767	6,949	1,553	181	—	18,450

Total current assets	9,767	221,399	50,706	13,000	—	294,872
Property, plant and equipment, net	—	469,504	52,950	65	—	522,519
Investment in subsidiaries	308,924	365,961	—	—	(674,885)	—
Other assets	77,042	97,934	77,447	39	—	252,462

Total assets	$395,733	$1,154,798	$181,103	$13,104	$(674,885)	$1,069,853

LIABILITIES, REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT) RETAINED EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$31,350	$—	$—	$—	$31,350
Accounts payable	—	39,132	17,716	22	—	56,870
Due to (from) parent and affiliated companies	78,737	147,528	(228,964)	2,699	—	—
Other accrued liabilities	—	69,774	12,581	2,423	—	84,778

Total current liabilities	78,737	287,784	(198,667)	5,144	—	172,998
Long-term debt	—	354,010	—	—	—	354,010
Capital lease obligation	—	3,504	—	—	—	3,504
Other long-term liabilities	—	200,576	21,749	20	—	222,345
Deferred payment obligation	172,742	—	—	—	—	172,742
Redeemable common stock, (accumulated deficit) retained earnings and other accumulated comprehensive loss	144,254	308,924	358,021	7,940	(674,885)	144,254

Total liabilities, redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	$395,733	$1,154,798	$181,103	$13,104	$(674,885)	$1,069,853

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 4, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$216,543	$33,029	$16,590	$(15,580)	$250,582
Cost of sales	—	156,875	25,457	15,954	(15,864)	182,422

Gross profit	—	59,668	7,572	636	284	68,160
Selling, general and administrative	—	39,537	9,430	753	148	49,868
Restructuring and other charges	—	413	—	—	—	413

Operating income (loss)	—	19,718	(1,858)	(117)	136	17,879
Interest expense	4,301	13,980	—	—	(4,575)	13,706
Interest income	(151)	(1,148)	(4,472)	(6)	4,575	(1,202)
Intercompany royalty expense (income)	—	3,107	(3,107)	—	—	—
Income in equity investment	(9,661)	(6,001)	—	—	15,662	—
Other expense (income)	—	88	—	(34)	134	188

Income (loss) before income taxes	5,511	9,692	5,721	(77)	(15,660)	5,187
Provision (benefit) for income taxes	—	31	(355)	—	—	(324)

Net income (loss)	$5,511	$9,661	$6,076	$(77)	$(15,660)	$5,511

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 30, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$203,085	$—	$14,749	$(13,596)	$204,238
Cost of sales	—	145,197	—	13,534	(13,951)	144,780

Gross profit	—	57,888	—	1,215	355	59,458
Selling, general and administrative	—	35,808	1,509	622	411	38,350

Operating income (loss)	—	22,080	(1,509)	593	(56)	21,108
Interest expense	3,954	13,664	—	—	(4,068)	13,550
Interest income	(111)	(78)	(3,957)	(5)	4,068	(83)
Intercompany royalty expense (income)	—	2,949	(2,949)	—	—	—
Income in equity investment	(11,614)	(6,162)	—	—	17,776	—
Other expense (income)	—	2	—	(534)	311	(221)

Income before income taxes	7,771	11,705	5,397	1,132	(18,143)	7,862
Provision for income taxes	—	91	—	—	—	91

Net income	$7,771	$11,614	$5,397	$1,132	$(18,143)	$7,771

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 4, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,511	$9,661	$6,076	$(77)	$(15,660)	$5,511
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	—	16,328	3,621	5	—	19,954
Other	4,301	3,449	—	(34)	—	7,716
Change in assets and liabilities, net	(9,804)	(16,347)	3,350	(1,032)	15,660	(8,173)

Net cash provided by (used by) operating activities	8	13,091	13,047	(1,138)	—	25,008
Cash flows from investing activities:
Proceeds from sale of equipment	—	—	—	—	—	—
Acquisition of businesses	—	(977)	—	—	—	(977)
Additions to property, plant and equipment	—	(4,498)	(2,691)	—	—	(7,189)

Net cash (used by) investing activities	—	(5,475)	(2,691)	—	—	(8,166)
Cash flows from financing activities:
Payments of long-term debt	—	(22,113)	—	—	—	(22,113)
Payments relating to capital lease obligation	—	(168)	—	—	—	(168)
Payments of revolving line of credit	—	(10,000)	—	—	—	(10,000)
Due to parent and affiliated companies, net	224	13,079	(12,026)	(1,277)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—
Payments to redeem common stock	(232)	—	—	—	—	(232)
Increase in cash overdraft	—	1,495	—	—	—	1,495

Net cash (used by) financing activities	(8)	(17,707)	(12,026)	(1,277)	—	(31,018)
Effect of foreign exchange rate changes on cash and cash equivalents	—	171	—	—	—	171
Change in cash and cash equivalents	—	(9,920)	(1,670)	(2,415)	—	(14,005)
Cash and cash equivalents at beginning of period	—	21,020	5,676	2,986	—	29,682

Cash and cash equivalents at end of period	$—	$11,100	$4,006	$571	$—	$15,677

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 30, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$7,771	$11,614	$5,397	$1,132	$(18,143)	$7,771
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	—	15,886	1,509	3	—	17,398
Other	3,953	4,170	—	(534)	—	7,589
Change in assets and liabilities, net	(9,168)	(24,969)	—	(549)	18,143	(16,543)

Net cash provided by operating activities	2,556	6,701	6,906	52	—	16,215
Cash flows from investing activities:
Proceeds from sale of equipment	—	—	—	—	—	—
Additions to property, plant and equipment	—	(7,230)	—	—	—	(7,230)

Net cash (used by) investing activities	—	(7,230)	—	—	—	(7,230)
Cash flows from financing activities:
Payments of long-term debt	—	(18,577)	—	—	—	(18,577)
Payments relating to capital lease obligation	—	(168)	—	—	—	(168)
Due to parent and affiliated companies, net	(6,763)	12,962	(6,908)	709	—	—
Proceeds from issuance of common stock	4,207	—	—	—	—	4,207
Increase in cash overdraft	—	818	—	—	—	818

Net cash (used by) provided by financing activities	(2,556)	(4,965)	(6,908)	709	—	(13,720)
Change in cash and cash equivalents	—	(5,494)	(2)	761	—	(4,735)
Cash and cash equivalents at beginning of period	—	23,521	23	846	—	24,390

Cash and cash equivalents at end of period	$—	$18,027	$21	$1,607	$—	$19,655

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Paperweight Development Corp. (“PDC” or “the Company”) and Appleton Papers Inc. (“Appleton”) for the fiscal quarter ended April 4, 2004. This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes.

Appleton creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. Appleton operates in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging.

Appleton’s carbonless business is the largest component of its coated solutions segment. The U.S. carbonless market has been in decline since 1994. Based on internal assessments, Appleton believes the annual rates of decline in the U.S. carbonless market from 1994 to 1999 were between 1% and 7%, with a compound annual rate of approximately 4% during this period. On the same basis, it is estimated that the U.S. carbonless paper market declined by approximately 10% in 2000 and by approximately 8% annually from 2001 through 2003, and will decline at a compound rate of approximately 9% between 2004 and 2008. The coated solutions segment accounted for approximately 72% of Appleton’s total net sales in fiscal 2003.

In addition to the declining U.S. carbonless market, Appleton’s carbonless business is subject to the impact of increasingly competitive pricing. Other domestic carbonless producers, wanting to maintain or increase their market share, have increased their competitive pricing actions. In addition, foreign competitors, who serve approximately 6% of the U.S. carbonless market, used an aggressive, low-price strategy to sell into the U.S. carbonless market, which also led to a reduction in net selling prices. In response to this increased pricing competition, Appleton has experienced a reduction in its U.S. carbonless selling prices.

The U.S. and Canadian thermal market experienced strong growth during the 1990s and is expected to continue growing as the advantages of thermal printing systems become more widely recognized. These advantages include their competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and their use of a single consumable (thermal paper) versus other printing systems, which require paper and ink or toner cartridges. Based on internal assessments, it is estimated that the annual rates of growth in the U.S. and Canadian thermal market from 1995 to 2003 were between 1% and 13% and averaged 7% for the period. Based on these assessments, it is believed the U.S. and Canadian thermal market will continue to grow at a compound annual rate of 5% to 6% between 2004 and 2008.

Appleton has also continued to experience the impact of competitive pricing in most segments of its thermal and advanced technical products business from both foreign and domestic producers. However, during the second half of 2003, Appleton was able to successfully implement two price increases for its high volume, low margin point-of-sale products. A third increase was announced in February 2004 and is effective as of April 5, 2004.

Over the past few years, Appleton’s management team has developed growth strategies to offset the declining nature of the U.S. carbonless market and its resulting impact on revenue and operating income. Strategies for growth include strengthening and expanding Appleton’s presence in certain growing market segments and broadening its product offerings through acquisitions. In April 2003, Appleton entered the performance packaging segment through its acquisition of C&H Packaging and American Plastics. In December 2003, Appleton added an international presence to its security products segment through the acquisition of BemroseBooth. Appleton has evaluated, and will continue to evaluate, opportunities to acquire other companies that will help it achieve its business strategies.

General

Project Venture.    In January 2002, Appleton’s board of directors formally approved Project Venture, a $23 million capital project to install a new enterprise resource planning system with the goal of optimizing current business operations as well as expanding its capabilities to transform to a new products company. Appleton selected J.D. Edwards to provide the software system solution. Project Venture affects nearly every business function at Appleton including finance, information services, product development, manufacturing, logistics, purchasing, human resources, marketing, sales and customer service. Project Venture addresses Appleton and its core businesses and will be extended to other subsidiaries as appropriate. During 2001, an 18-member employee project team began working to identify, define and redesign work processes in preparation for the new software installation. In addition to internal dedicated resources, Appleton also selected industry-respected implementation partners to assist in the design and installation of the J.D. Edwards software.

In order to minimize the risks associated with an implementation of this size and complexity, Appleton chose to implement Project Venture in three waves. The first wave, which was successfully implemented in December 2002, involved financial reporting and nonstock procurement processes. The second wave, which was successfully implemented in January 2004, involved the order-to-cash cycle (order entry, pricing, distribution, inventory planning, customer invoicing and accounts receivable). The final wave of implementation, which involves the manufacturing and stock procurement processes, began in the second quarter of 2004 and is expected to be completed during the second half of 2004.

Recent Acquisitions.    On April 30, 2003, Appleton acquired two privately-held, Wisconsin-based companies, C&H Packaging Company, Inc. and American Plastics Company, Inc. The purchase price for these acquisitions approximated $50.4 million, net of cash acquired. C&H Packaging, located in Merrill, Wisconsin, prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics, located in Rhinelander, Wisconsin, produces high-quality, custom multilayered films and commercial packaging.

In December 2003, Appleton acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The purchase price for this acquisition approximated $62.9 million, net of cash acquired. The group’s operating unit, BemroseBooth, produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars.

Restructuring and Other Charges.    Due to the continued decline in Appleton’s carbonless business, management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, a salaried workforce reduction program was implemented in fiscal 2003. The cost of this program, which included severance costs and outplacement services, was $2.6 million for fiscal 2003. An additional $0.4 million was incurred in the first quarter of fiscal 2004.

Comparison of Results of Operations for the Three-Month Periods Ended April 4, 2004 and March 30, 2003

Net Sales.    Net sales for the three months ended April 4, 2004 were $250.6 million, an increase of $46.3 million, or 22.7%, compared to the prior year period. Of this increase, approximately $33.0 million was attributable to Appleton’s fiscal 2003 business acquisitions. Coated solutions net sales were $160.1 million, essentially flat compared to the prior year period. While carbonless volumes increased 5.2% over the three month period ended March 30, 2003, revenues remained essentially flat due to decreases in domestic and international average net selling prices due to price competition and a shift in the mix of sales by market channel. The percentage of carbonless shipments to international customers increased by 3% versus the prior year period, which also negatively impacted net sales due to the lower selling price points in the international markets that Appleton services. Thermal and advanced technical products net sales were $52.0 million, an increase of $11.5 million, or 28.3%, compared to the prior year period due to a combined 32.7% volume increase across all major product categories, which partially offset the effects of continuing pricing pressures. Although price competition in this business is intense, Appleton has been able to implement three price increases on its highest volume commodity point-of-sale grade since August 2003. This has helped mitigate some of the pricing pressures in this business segment. The most recent increase, announced in February 2004, was effective April 5, 2004 and should positively impact second quarter results. Security product sales were $27.8 million in the first quarter of fiscal 2004, an increase of $24.0 million over the first quarter of the prior year, $22.3 million of which were sales of Bemrose Group Limited, which was acquired in December 2003. Appleton’s internally developed security products business grew $1.7 million, or 46.3%, versus the prior year period. Performance packaging sales totaled $10.7 million in the first quarter of 2004, virtually all attributable to the acquisitions of American Plastics and C&H Packaging in April 2003.

Gross Profit.    Gross profit was $68.2 million for the first quarter of fiscal 2004, an increase of $8.7 million, or 14.6%, compared to the prior year period. The increase was due primarily to the increase in sales of thermal and advanced technical products, contributions from the 2003 acquisitions and favorable experience in certain manufacturing cost categories. Thermal and advanced technical products contributed $2.6 million more in the first quarter of 2004 than in the first quarter of 2003 due to increased sales. The newly acquired businesses added approximately $7.6 million in gross profits. Coated solutions gross profit decreased by $2.0 million compared to 2003 results, due primarily to lower net selling prices, the effects of which were only partially offset by improved manufacturing efficiencies. Total gross profit margin was 27.2% for the first quarter of fiscal 2004 as compared to 29.1% for the first quarter of fiscal 2003. The decrease in gross profit margin reflects the decline in carbonless profitability caused by price competition as well as a shift in the mix of Appleton’s businesses attributable to the growth in the thermal and advanced technical products business and the 2003 acquisitions. The first fiscal quarter of 2004 reflects, in full, the financial results of the entities acquired in April and December 2003, while the results of the first quarter of fiscal 2003 exclude any effects of the acquired businesses. Appleton’s other businesses do not generate the same level of gross profit per sales dollar as the carbonless business, which lowered the overall gross profit margin compared to 2003.

Selling, General and Administrative.    Selling, general and administrative expenses for the first quarter of fiscal 2004 were $49.9 million, an increase of $11.5 million, or 30.0%, compared to the prior year period. Distribution costs for the first quarter of fiscal 2004 increased by $1.9 million, or 13.7%, compared to the prior year period due to increased carbonless and thermal volumes. Department expenses increased $8.1 million, or 36.6%, over first quarter 2003 levels. Of this amount, approximately $7.1 million was attributable to the acquired businesses. The remaining $1.0 million increase was spread across the logistics, marketing, research and development and information services departments. Bad debt expense for the first quarter of fiscal 2004 was $0.3 million greater than the prior year period. Other expenses attributable to the acquired entities added $0.5 million, including more than $0.3 million in commission expense. Costs related to long-term management incentive plans based on the Company’s performance and changes in the value of Paperweight Development redeemable common stock were $0.3 million higher for the first quarter of fiscal 2004 as compared to the prior year period based upon management’s estimate of the share value of redeemable common stock.

Restructuring and Other Charges.    During the first quarter of fiscal 2004, Appleton recognized employee termination costs of $0.4 million.

Operating Income.    Operating income for the first quarter of fiscal 2004 was $17.9 million, a decrease of $3.2 million, or 15.3%, compared to the prior year period. Operating income as a percentage of net sales for the first quarter of fiscal 2004 was 7.1% as compared to 10.3% of net sales for the prior year period. Coated solutions operating income for the first quarter of fiscal 2004 decreased $2.9 million compared to the prior year period primarily due to carbonless pricing declines. Thermal and advanced technical products operating income for the first quarter of fiscal 2004 increased $0.8 million compared to the prior year period. The favorable effects of increased sales volume, lower raw material purchase prices and manufacturing performance were partially offset by continuing pricing pressures in three major product categories. Appleton’s other segments, consisting of its security and performance packaging businesses, experienced a combined decrease in operating income of approximately $0.4 million as compared to the prior year period. The newly acquired packaging companies contributed $0.9 million in operating income. This was offset by operating losses of $1.2 million experienced during the quarter by BemroseBooth due primarily to the seasonality of its business. New business development and other unallocated costs were $0.7 million higher than the prior year period, a function of the employee termination costs and higher research and development spending.

Interest Expense.    Interest expense for the first quarter of fiscal 2004 was $13.7 million, an increase of $0.1 million compared to the prior year period. The major components of interest expense are detailed in the table below, with the most notable change in comparing the first quarters of fiscal 2003 and 2004 being the increase in interest on the deferred payment obligation as the value of this obligation accretes to its final maturity value.

Interest Expense.

	First Fiscal Quarter
	2004	2003
	(dollars in millions)
Interest expense—term loans	$1.5	$1.6
Interest expense—2008 senior subordinated notes	6.4	6.4
Interest expense—deferred debt expense	0.9	1.0
Interest expense—deferred payment obligation	4.3	4.0
Interest expense—Fox River accretion	0.3	0.3
Interest expense—other	0.3	0.3

Total interest expense	$13.7	$13.6

Interest Income.    Interest income for the first quarter of fiscal 2004 was $1.2 million, an increase of $1.1 million over the prior year period, which is entirely due to interest realized from federal and state income tax refunds.

Foreign Exchange Loss (Gain).    A foreign exchange loss of $0.2 million was recognized in the first quarter of fiscal 2004, while a foreign exchange gain of $0.2 million was recorded in the prior year period. The foreign exchange loss for the first quarter of fiscal 2004 was attributable to relative weakness in the Canadian dollar during much of the first quarter, as well as a loss recognized on an inter-company loan between Appleton and its U.K. subsidiary. A foreign exchange gain in the first quarter of fiscal 2003 was entirely due to the strength of the Canadian dollar during that period.

Provision for Income Taxes.    In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. and, where recognized, state income tax purposes. As a result of these elections, the Company expects to incur no future U.S. income tax liability and minimal state income tax liabilities. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code, known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If the Company engages in any sale of a material portion of its assets in the future, it could be subject to a significant tax liability.

An income tax benefit of $0.3 million was recognized in the first quarter of fiscal 2004 as compared to an income tax provision of $0.1 million in the prior year period. The benefit arose because of the net loss position of BemroseBooth through the first quarter, while the provision in the first quarter of fiscal 2003 represented a provision for estimated state income tax liabilities on the net income recorded for the period.

Net Income.    Net income for the first quarter of fiscal 2004 was $5.5 million compared to $7.8 million for the prior year period, a decrease of $2.3 million, resulting primarily from a reduction in operating income which was partially offset by the increase in interest income.

Liquidity and Capital Resources

Cash Flows from Operating Activities.    Net cash provided by operating activities for the first quarter of fiscal 2004 was $25.0 million. Depreciation and amortization charges totaled $20.0 million during this period, an increase of $2.6 million from the prior year period, which was primarily due to the 2003 acquisitions. Non-cash employer matching contributions to the KSOP during the quarter amounted to $1.9 million. Accretion of the deferred payment obligation and capital lease obligations and other liabilities was $4.7 million. A net increase in working capital for the first quarter of fiscal 2004 utilized $8.2 million of operating cash. Inventories increased by $3.9 million. Raw material and work-in-process inventories at C&H Packaging increased by a total of $1.0 million after reaching their seasonal low point at the end of 2003. Inventories at BemroseBooth increased $3.0 million, also reflecting the expected build from the seasonal low at the end of the prior year. Accounts payable and other accrued liabilities decreased by $5.1 million due to decreases in accrued payroll and accrued discounts.

Net cash provided by operating activities for the first quarter of fiscal 2003 was $16.2 million. Depreciation and amortization charges accounted for $17.4 million and non-cash employer matching contributions to the KSOP totaled $2.4 million. A net increase in working capital for the first quarter of fiscal 2003 utilized $16.5 million of operating cash. Inventories increased by $5.4 million due to planned efforts to allow for additional product development trial work during the second and third quarters of fiscal 2003. Receivables increased by $3.5 million with no significant changes in customer payment patterns. Accounts payable and other accrued liabilities decreased by $6.7 million, with customer rebate payments made in the first quarter of fiscal 2003, which were related to fiscal 2002 purchases, accounting for a significant portion of this change.

Cash Flows from Investing Activities.    Net cash used by investing activities was $8.2 million for the first quarter of fiscal 2004, $7.2 million of which represented capital project spending. Of this amount, spending on projects approved in fiscal 2003 amounted to more than $5.0 million. An additional $1.0 million related to costs directly associated with Appleton’s fiscal 2003 acquisitions.

Net cash used by investing activities was $7.2 million for the first quarter of fiscal 2003. Of this amount, $5.7 million was expended on capital projects approved prior to the end of fiscal 2002. The remaining $1.5 million was expended on capital projects approved in fiscal 2003.

Cash Flows from Financing Activities.    Net cash used by financing activities was $31.0 million for the first quarter of fiscal 2004. Cash generated by operations was used to make mandatory repayments of $22.1 million on Appleton’s term loans and payments of $10.0 million to eliminate outstanding debt under its revolving line of credit, used in connection with the December 2003 acquisition of BemroseBooth. An increase in cash overdrafts reduced the total cash utilized by financing activities by $1.5 million. There were no proceeds from the issuance of Paperweight Development redeemable common stock during the quarter. Because of the timing of Appleton’s fiscal 2003 year-end, proceeds of employee share purchases made from pre-tax deferrals during the second half of 2003 were remitted by the ESOP Trustee after December 31 but prior to Appleton’s fiscal 2003 close, thereby impacting fourth quarter 2003 cash flows, rather than first quarter 2004.

Net cash used by financing activities was $13.7 million for the first quarter of fiscal 2003. Cash generated by operations was used to make mandatory repayments of $18.6 million on Appleton’s term loans. During the first quarter of fiscal 2003, net proceeds of $4.2 million were received from the sales of shares of Paperweight Development redeemable common stock. The ESOP Trustee purchased these shares at $18.58 per share with pre-tax deferrals made by employees from July 1, 2002 through December 28, 2002.

Following the end of the first quarter of fiscal 2004, the Company retained appropriate financial and legal advisors and initiated a process designed to accomplish a comprehensive refinancing of its current debt structure. The purpose of the refinancing initiative is to improve the Company’s financial flexibility and lower the total cost of debt financing, thereby better positioning Appleton to pursue its growth strategies. The Company’s advisors have indicated that it is reasonably likely this refinancing can be completed, on terms acceptable to the Company, prior to the end of the second quarter of fiscal 2004.

New Accounting Pronouncements

In January 2003, the FASB issued FASB interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R applies immediately for Appleton to variable interest entities created after December 31, 2003, and applies for the first reporting period beginning after December 15, 2004 to variable interest entities in which an enterprise holds a variable interest that was acquired before January 1, 2004. Appleton is currently evaluating the impact of this statement.

During December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These disclosure requirements are effective immediately for Appleton, except for estimated future benefit payments, which will be effective in fiscal 2004. This statement also requires interim period disclosure of the components of net periodic benefit cost, and if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. These interim disclosures are effective in the first quarter of 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as, a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act if there is insufficient data, time or guidance available to ensure appropriate accounting. Appleton is a sponsor of postretirement health care plans that provide prescription drug benefits. In accordance with this FSP, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plans. The specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information. The FSP is effective for fiscal years ending after December 7, 2003. Appleton has elected to defer accounting for the Act in accordance with the one-time election until authoritative guidance on the appropriate accounting is issued.

PART I—FINANCIAL INFORMATION

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding Appleton’s quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K dated April 2, 2004 (Reg. No. 333-82084). There have been no material changes in Appleton’s quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4—Controls and Procedures

Appleton, Paperweight Development and WTA maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrants in the reports filed by the registrants under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Appleton carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the registrants, of the effectiveness of the design and operation of their disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer of each of the registrants concluded that their disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the registrants’ internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of Appleton’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under the heading “Risk Factors” in Appleton’s Annual Report on Form 10-K dated April 2, 2004, which factors are incorporated herein by reference. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits

10.12.1	Appleton Papers Retirement Savings and Employee Stock Ownership Plan, as amended through July 31, 2002.

10.12.2	Amendment to Appleton Papers Retirement Savings and Employee Stock Ownership Plan effective January 1, 2003.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of Dale E. Parker, President of WTA Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Statement of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.5	Statement of Dale E. Parker, President (Principal Executive Officer and Principal Financial Officer) of WTA Inc., pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

During the quarter ended April 4, 2004, the Company

i.	Furnished a Form 8-K on February 26, 2004, reporting the issuance of a press release dated February 26, 2004 announcing the Company’s fourth quarter 2003 financial results, pursuant to Items 7 and 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC.

(Registrant)

Date: May 17, 2004	/S/ DALE E. PARKER

Dale E. Parker Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.

(Registrant)

Date: May 17, 2004	/S/ DALE E. PARKER

Dale E. Parker Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WTA INC.

(Registrant)

Date: May 17, 2004	/S/ DALE E. PARKER

Dale E. Parker President (Signing on behalf of the Registrant and as the Principal Financial Officer)