Form 10-Q
period 2004-07-04
PAPERWEIGHT DEVELOPMENT CORP; APPLETON PAPERS INC/WI; WTA INC
filed 2004-08-17
CIK 1166365, 1144326, 1166399

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 4, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: to

Commission file number: 333-82084

APPLETON PAPERS INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2556469
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
825 East Wisconsin Avenue P.O. Box 359 Appleton, Wisconsin	54912-0359
(Address of principal executive offices)	(Zip Code)

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

*This report is being filed pursuant to covenants contained in the indentures governing the Registrant’s senior notes and senior subordinated notes. The Registrant’s reporting obligations have been automatically suspended under Section 15(d) of the Securities Exchange Act of 1934, as amended.

As of August 16, 2004, 100 shares of Appleton Papers Inc. common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. As of August 16, 2004, each of the additional registrants had the number of shares outstanding which is shown in the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

Appleton Papers Inc. and WTA Inc. meet the conditions set forth in General Instruction H(1)(a) and (b) and are therefore filing this form with the reduced disclosure format.

ADDITIONAL REGISTRANTS

Exact name of Registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Number of Shares Outstanding as of August 16, 2004	I.R.S. Employer Identification Number	Address, including zip code, and telephone number, including area code, of Registrant’s principal executive office	Registration No.
Paperweight Development Corp.	Wisconsin	11,727,584	39-2014992	825 East Wisconsin Avenue, P.O. Box 359, Appleton, Wisconsin 54912-0359 (920) 734-9841	333-82084-01
WTA Inc.	Delaware	1	51-0329653	825 East Wisconsin Avenue, P.O. Box 359, Appleton, Wisconsin 54912-0359 (920) 734-9841	333-82084-02

INDEX

		Page Number
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)	1

	a) Condensed Consolidated Balance Sheets	1

	b) Condensed Consolidated Statements of Operations	2

	c) Condensed Consolidated Statements of Cash Flows	3

	d) Condensed Consolidated Statements of Redeemable Common Stock, (Accumulated Deficit) Retained Earnings, Accumulated Other Comprehensive Loss and Comprehensive Income	4

	e) Notes to Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4	Controls and Procedures	39

PART II	OTHER INFORMATION AND SIGNATURES

Item 6	Exhibits and Reports on Form 8-K	41

Signatures		43

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	July 4, 2004	January 3, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$55,761	$29,682
Accounts receivable, less allowance for doubtful accounts of $3,760 and $3,245, respectively	111,106	117,129
Inventories	140,540	129,611
Other current assets	19,399	18,450

Total current assets	326,806	294,872
Property, plant and equipment, net of accumulated depreciation of $154,758 and $123,544, respectively	498,635	522,519
Goodwill	49,680	47,971
Intangible assets, net	103,042	117,491
Environmental indemnification receivable	76,427	77,030
Other assets	16,615	9,970

Total assets	$1,071,205	$1,069,853

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$2,500	$31,350
Accounts payable	59,913	56,870
Accrued interest expense	2,491	1,839
Restructuring reserve	4,733	5,757
Other accrued liabilities	77,808	77,182

Total current liabilities	147,445	172,998
Senior secured notes payable	247,500	135,402
Revolving line of credit	—	10,000
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	3,299	3,504
Postretirement benefits other than pension	60,118	59,469
Accrued pension	41,659	39,696
Accrued income taxes	5,723	15,432
Environmental liability	99,385	99,329
Other long-term liabilities	9,064	8,419
Senior notes payable	185,000	—
Senior subordinated notes payable	157,000	199,958
Deferred payment obligation	—	172,742
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,727,584 and 12,124,778, respectively	163,295	158,279
Accumulated deficit	(48,251)	(3,587)
Accumulated other comprehensive loss	(8,682)	(10,438)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,071,205	$1,069,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended July 4, 2004	Three Months Ended June 29, 2003	Six Months Ended July 4, 2004	Six Months Ended June 29, 2003
Net sales	$233,590	$210,649	$484,172	$414,887
Cost of sales	176,003	157,269	358,425	302,049

Gross profit	57,587	53,380	125,747	112,838
Selling, general and administrative expenses	49,759	39,423	99,627	77,773
Restructuring and other charges	416	—	829	—

Operating income	7,412	13,957	25,291	35,065
Other expense (income)
Interest expense	12,832	13,290	26,538	26,840
Debt extinguishment expenses	30,779	—	30,779	—
Interest income	(245)	(104)	(1,447)	(187)
Foreign exchange loss (gain)	754	(574)	942	(795)

(Loss) income before income taxes	(36,708)	1,345	(31,521)	9,207
(Benefit) provision for income taxes	(835)	460	(1,159)	551

Net (loss) income	$(35,873)	$885	$(30,362)	$8,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

(unaudited)

(dollars in thousands)

	July 4, 2004	June 29, 2003
Cash flows from operating activities:
Net (loss) income	$(30,362)	$8,656
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	34,526	30,341
Amortization of intangible assets	5,198	4,642
Amortization of financing fees	1,475	1,824
Employer 401(k) noncash matching contributions	3,890	4,330
Foreign exchange loss (gain)	942	(795)
Loss on disposals of equipment	168	406
Accretion of deferred payment and capital lease obligations	7,655	8,047
Accretion of environmental liability	659	—
Debt extinguishment expenses	4,596	—
Discount on repayment of deferred payment obligation	(13,200)	—
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	5,607	(10,988)
Inventories	(10,842)	(3,701)
Other current assets	(929)	743
Accounts payable and other accrued liabilities	3,055	(9,084)
Restructuring reserve	(1,024)	(153)
Accrued income taxes	(2,371)	184
Accrued pension	1,632	923
Other, net	6,847	355

Net cash provided by operating activities	17,522	35,730

Cash flows from investing activities:
Proceeds from sale of equipment	260	—
Acquisition of businesses	(990)	(50,530)
Additions to property, plant and equipment	(14,707)	(13,491)

Net cash used by investing activities	(15,437)	(64,021)

Cash flows from financing activities:
Payments of senior secured notes payable	(166,752)	(29,356)
Proceeds from senior secured notes payable	250,000	—
Payments of senior subordinated notes payable	(192,958)	—
Proceeds from senior notes payable	185,000	—
Proceeds from senior subordinated notes payable	150,000	—
Payment of deferred payment obligation	(167,067)	—
Debt acquisition costs	(12,258)	—
Payments relating to capital lease obligation	(335)	(335)
Proceeds from revolving line of credit	—	60,000
Payments of revolving line of credit	(10,000)	(15,000)
Proceeds from issuance of redeemable common stock	4,236	4,019
Payments to redeem common stock	(17,412)	(5,150)
Increase (decrease) in cash overdraft	1,416	(2,316)

Net cash provided by financing activities	23,870	11,862
Effect of foreign exchange rate changes on cash and cash equivalents	124	—
Change in cash and cash equivalents	26,079	(16,429)
Cash and cash equivalents at beginning of period	29,682	24,390

Cash and cash equivalents at end of period	$55,761	$7,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,

(ACCUMULATED DEFICIT) RETAINED EARNINGS, ACCUMULATED OTHER

COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
	Shares Outstanding	Amount
Balance, January 3, 2004	12,124,778	$158,279	$(3,587)	$(10,438)
Comprehensive income:
Net loss	—	—	(30,362)	—	$(30,362)
Foreign currency translation adjustment	—	—		1,224	1,224
Realized and unrealized gains on derivatives	—	—	—	532	532

Total comprehensive income					$(28,606)

Issuance of redeemable common stock	347,937	8,126	—	—
Redemption of redeemable common stock	(745,131)	(17,412)	—	—
Accretion of redeemable common stock	—	14,302	(14,302)	—

Balance, July 4, 2004	11,727,584	$163,295	$(48,251)	$(8,682)

Balance, December 28, 2002	11,587,204	$133,581	$(541)	$(1,523)
Comprehensive income:
Net income	—	—	8,656	—	$8,656
Realized and unrealized losses on derivatives	—	—	—	(771)	(771)

Total comprehensive income					$7,885

Issuance of redeemable common stock	415,627	7,788	—	—
Redemption of redeemable common stock	(234,959)	(5,150)	—	—
Accretion of redeemable common stock	—	1,876	(1,876)	—

Balance, June 29, 2003	11,767,872	$138,095	$6,239	$(2,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and six months ended July 4, 2004 and June 29, 2003, cash flows for the six months ended July 4, 2004 and June 29, 2003 and financial position at July 4, 2004 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of Paperweight Development Corp. (“PDC” or the “Company”) and subsidiaries for each of the three years in the period ended January 3, 2004, which are included in the Form 10-K dated April 2, 2004. The consolidated balance sheet data as of January 3, 2004, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a wholly-owned subsidiary of PDC (see Note 2 “Acquisition of Businesses”).

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

2. ACQUISITION OF BUSINESSES

In December 2003, Appleton acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The group’s operating unit, BemroseBooth, produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars. The purchase price for this acquisition, net of cash acquired, approximated $63.0 million and was financed with cash from operations and proceeds received from a senior secured variable rate note. Appleton is obtaining independent appraisals to allocate the purchase price to the acquired net assets. The excess of the purchase price over the estimated fair value of the acquired net assets has been allocated to goodwill. Appleton expects that such appraisals, and the allocation of the purchase price, will be completed during fiscal 2004. As a result of this acquisition, goodwill of approximately $26.3 million was assigned to Appleton’s security business unit. Bemrose Group Limited has been included in the Company’s consolidated financial statements since the date of the acquisition.

The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The following table summarizes the estimated fair values of the assets acquired and liabilities assumed excluding cash acquired (dollars in thousands):

Current assets	$38,713
Property, plant and equipment	33,710
Intangible assets	10,184
Goodwill	26,257
Other assets	1,182

Total assets acquired	$110,046

Current liabilities	$24,741
Other long-term liabilities	22,326

Total liabilities assumed	$47,067

Net assets acquired	$62,979

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 30, 2003, Appleton acquired all of the outstanding common shares of two privately-held Wisconsin-based companies, C&H Packaging Company, Inc. (“C&H Packaging”) and American Plastics Company, Inc. (“American Plastics”), which includes American Real Estate Corporation (a real estate holding company for the real estate assets of American Plastics). C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. The purchase price for these acquisitions approximated $50.4 million and was financed with cash from operations and borrowings under the revolving credit portion of Appleton’s old senior credit facility. Appleton obtained independent appraisals to allocate the purchase price to the acquired net assets. As a result of this acquisition, goodwill of approximately $23.5 million has been assigned to Appleton’s performance packaging business unit. C&H Packaging and American Plastics have been included in the Company’s consolidated financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (dollars in thousands):

Current assets	$13,219
Property, plant and equipment	12,300
Intangible assets	6,132
Goodwill	23,531
Other assets	110

Total assets acquired	$55,292

Current liabilities	$4,909

Total liabilities assumed	$4,909

Net assets acquired	$50,383

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisitions of C&H Packaging, American Plastics and BemroseBooth had been completed on December 29, 2002. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to cost of sales, selling, general and administrative expenses, interest expense, amortization, depreciation and income taxes. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on December 29, 2002 or that may be obtained in the future (dollars in thousands):

	For the Three Months Ended June 29, 2003	For the Six Months Ended June 29, 2003
Net sales	$235,749	$469,825
Net (loss) income	$1,110	$6,758

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase of all the partnership interests of Arjo Wiggins Delaware General Partnership and its wholly-owned subsidiary, Appleton. The transaction was financed with $106.8 million of proceeds received from the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) ($104.7 million, net of stock issuance costs), $265 million of senior secured notes payable borrowed at the closing, $250 million in aggregate principal amount of a senior subordinated note due 2008 issued to Arjo Wiggins Appleton plc (“AWA”), which bore interest at the rate of 11.5% per annum, and a deferred payment obligation, with a present value of $140 million at the closing of the acquisition, to be paid to AWA.

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

Under the indemnification agreements, AWA agreed to indemnify the Company for the first $75 million of Fox River Liabilities and for those in excess of $100 million (see Note 12 “Commitments and Contingencies”). The Company is responsible for the $25 million of liabilities between $75 million and $100 million. The indemnification agreements provide that it is the intent of the parties that at no time will Appleton or PDC be required to fund any costs and expenses relating to the Fox River Liabilities for which Appleton or PDC will be indemnified. AWA has paid $24.4 million under the indemnification agreements through the second quarter of fiscal 2004.

Also as part of the purchase agreement, AWA agreed to indemnify the Company for 100% of net income tax liabilities after the November 9, 2001 acquisition, in respect of periods through September 30, 2001, excluding 50% of amounts in excess of $5.0 million in the aggregate up to and including $10.0 million in the aggregate, representing a maximum amount of $2.5 million for which the Company would have remained responsible. All tax refunds relating to periods through September 30, 2001 received by the Company were to first be applied against the amount of net income tax liabilities indemnified by AWA. The Company was to be allowed to retain any excess net refunds over net income tax liabilities.

As part of Appleton’s debt refinancing consummated on June 11, 2004, PDC repaid its deferred payment obligation to AWA. The accreted value of the deferred payment obligation was $180.3 million. After receiving a discount of $13.2 million, PDC paid AWA $167.1 million in full satisfaction of the obligation. In return for the $13.2 million discount, the Company agreed to amend the purchase agreement relating to the acquisition to eliminate AWA’s requirement to provide a quarterly certification of its tangible net worth and to make an escrow deposit if tangible net worth declined below a specified amount and eliminate certain of AWA’s indemnity obligations to the Company, including the aforementioned income tax indemnification, other than those specifically related to environmental issues.

Appleton received a $1.8 million federal tax refund during the first quarter of fiscal 2004, and an additional $4.4 million state tax refund in April 2004. As these refunds related to the resolution of certain tax contingencies that existed prior to the November 9, 2001 acquisition, they have been recorded as a reduction in purchase price via a decrease to long-lived intangible assets of $5.1 million. The remaining portion of these refunds, approximately $1.1 million, pertained to the accrual of interest subsequent to the November 9, 2001 acquisition date, and as such, is reflected within interest income for the six months ended July 4, 2004.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective December 30, 2001, Appleton adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized; however, they must be tested for impairment annually. Amortization will continue to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the six-month period ended July 4, 2004 are as follows (dollars in thousands):

	Coated Solutions	Thermal and Advanced Technical Products	Security	Performance Packaging	Total
Balance as of January 3, 2004	$—	$—	$24,232	$23,739	$47,971
Goodwill from business acquisitions	—	—	1,303	(208)	1,095
Currency translation	—	—	(486)	—	(486)
Other	—	—	1,100	—	1,100

Balance as of July 4, 2004	$—	$—	$26,149	$23,531	$49,680

The goodwill value presented above in the security business, which relates to the BemroseBooth acquisition, is preliminary pending the Company’s final purchase price allocation, which is anticipated to be completed during fiscal 2004.

Appleton’s other intangible assets consisted of the following (dollars in thousands):

	As of July 4, 2004		As of January 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$55,615	$8,030	$58,294	$6,457
Patents	32,678	15,961	36,181	13,141
Customer relationships	13,527	1,296	13,419	776
Non-compete agreements	1,900	333	1,908	48
Applications software	—	—	480	—

Total	$103,720	$25,620	$110,282	$20,422

Unamortized intangible assets:
Trademarks	$24,942		$27,631

Of the $128.7 million of acquired intangible assets, $80.5 million was assigned to registered trademarks. Trademarks of $51.2 million related to carbonless paper and $4.4 million related to the Company’s 2003 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $24.9 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships, 5 years for non-compete agreements and 7 years for applications software. Amortization expense for the three and six months ended July 4, 2004 approximated $2.5 million and $5.2 million, respectively. Amortization expense for the three and six months ended June 29, 2003 approximated $2.3 million and $4.6 million, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. RESTRUCTURING AND OTHER CHARGES

In order to position itself for long-term growth, Appleton reduced salaried employment by 46 employees during fiscal 2003 and an additional 10 employees during the first half of fiscal 2004. These reductions included positions at the corporate headquarters as well as the plant and mill sites. As a result, Appleton took a charge during the first half of 2004 of $0.8 million. Also during the first half of 2004, the Company paid out $1.4 million related to these employment termination benefits, the liabilities for which were incurred in 2004 and 2003.

During the third quarter of 1999, Appleton announced plans to close the Newton Falls mill in 2000 and the Harrisburg plant in 2001. In the third quarter of 2000, Appleton ceased operations at the Newton Falls mill and permanently closed the mill during the third quarter of 2001. Appleton sold its Harrisburg plant in August 2001. In 1999, the Company committed to exiting its New York distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007. The $0.4 million reduction to the distribution center exit cost reserve represents lease payments, net of sublease income, for this distribution center.

The table below summarizes the components of the restructuring reserve included on the condensed consolidated balance sheets at July 4, 2004 and January 3, 2004 (dollars in thousands):

	January 3, 2004 Reserve	2004 Reserve Additions	2004 Charges to Reserve	July 4, 2004 Reserve
Distribution center exit costs	$4,136	$—	$(429)	$3,707
Employee termination benefits	1,621	829	(1,424)	1,026

	$5,757	$829	$(1,853)	$4,733

5. INVENTORIES

Inventories consist of the following (dollars in thousands):

	July 4, 2004	January 3, 2004
Finished goods	$74,281	$66,108
Raw materials, work-in-process and supplies	66,089	63,333

Total cost	140,370	129,441
Increased cost over LIFO cost	170	170

	$140,540	$129,611

Stores and spare parts inventory balances of $21.1 million at July 4, 2004 and $21.4 million at January 3, 2004 are valued at average cost and included on the raw materials, work in process and supplies line. Inventories valued using the FIFO method approximate 16% of the Company’s total inventory balance at July 4, 2004 and 11% at January 3, 2004.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	July 4, 2004	January 3, 2004
Land and improvements	$9,270	$9,118
Buildings and improvements	91,049	93,909
Machinery and equipment	491,339	488,282
Software	27,874	27,447
Capital lease	4,764	4,764
Construction in progress	29,097	22,543

	653,393	646,063
Accumulated depreciation	(154,758)	(123,544)

	$498,635	$522,519

Depreciation expense for the three months ended July 4, 2004 and June 29, 2003 approximated $17.2 million and $15.2 million, respectively. Depreciation expense for the six months ended July 4, 2004 and June 29, 2003 approximated $34.5 million and $30.3 million, respectively. Depreciation expense of approximately $14.3 million and $12.9 million for the three months ended July 4, 2004 and June 29, 2003, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $28.7 million and $25.7 million for the six months ended July 4, 2004 and June 29, 2003, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $2.9 million and $2.3 million for the three months ended July 4, 2004 and June 29, 2003, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses. Depreciation expense of approximately $5.8 million and $4.6 million for the six months ended July 4, 2004 and June 29, 2003, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses.

7. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	July 4, 2004	January 3, 2004
Deferred debt expense	$12,382	$6,195
Other	4,233	3,775

	$16,615	$9,970

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (dollars in thousands):

	July 4, 2004	January 3, 2004
Payroll	$16,272	$10,819
Trade discounts	28,524	27,004
Workers’ compensation	4,335	4,604
Accrued insurance	2,235	2,325
Other accrued taxes	2,945	2,032
Postretirement benefits other than pension	4,131	4,131
Lower Fox River liability	9,767	9,767
Other	9,599	16,500

	$77,808	$77,182

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

During December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement also requires interim period disclosure of the components of net periodic benefit cost, and if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. These interim disclosures were effective for Appleton in the first quarter of 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Appleton is a sponsor of postretirement health care plans that provide prescription drug benefits. In accordance with this FSP, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plans. FSP-106-2 is effective for Appleton in the third quarter of 2004. Appleton is currently evaluating the impact of this FSP on its consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. PENSION BENEFITS

The Company has various defined benefit pension plans and a defined contribution pension plan. The components of the corresponding net periodic pension cost include the following (dollars in thousands):

	For the Three Months Ended July 4, 2004	For the Three Months Ended June 29, 2003	For the Six Months Ended July 4, 2004	For the Six Months Ended June 29, 2003
Net periodic benefit cost
Service cost	$1,767	$1,515	$3,533	$3,029
Interest cost	5,772	3,483	9,418	6,967
Expected return on plan assets	(6,462)	(4,470)	(10,731)	(8,939)
Amortization of
Prior service cost	2	2	4	4
Actuarial loss	191	—	382	—

Net periodic benefit cost	$1,270	$530	$2,606	$1,061

The Company expects to contribute $6 million to its pension plan in calendar 2004 for plan year 2003.

11. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

Appleton has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

	For the Three Months Ended July 4, 2004	For the Three Months Ended June 29, 2003	For the Six Months Ended July 4, 2004	For the Six Months Ended June 29, 2003
Net periodic benefit cost
Service cost	$287	$260	$574	$520
Interest cost	1,070	1,106	2,140	2,212

Net periodic benefit cost	$1,357	$1,366	$2,714	$2,732

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the two RODs, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $400 million, an increase of $67 million over prior estimates, over a 7 to 18 year time period. Most of the estimated costs relate to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Based on cost estimates of large-scale dredging response actions at other sites and many subjective assumptions regarding the work to be done, engineers engaged by several of the PRPs have estimated that the cost of remediation work in the Lower Fox River could be between $740 million and $1.6 billion. The DNR strongly disputes this analysis and continues to believe that its cost estimates are accurate.

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

In October 2000, the U.S. Fish and Wildlife Service (“FWS”) released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees’ planned approach for restoring natural resources injured by PCBs and calculating the potential natural resource damages (“NRDs”) under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that NRDs will fall in the range of $176 million to $333 million for all PRPs in the aggregate. The total costs estimated by the DNR, EPA and FWS for the proposed remediation and NRD discussed above range from $576 million to $733 million. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. In June 2002, the state and federal trustees announced a proposed settlement of their NRD claims against Fort James Operating Company, a subsidiary of Georgia-Pacific Corporation (“Fort James”), the owner of one of the reprocessing mills. Under the settlement, Fort James would pay for or conduct restoration projects with a total cost of approximately $12 million. The proposed settlement

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was challenged by an environmental group in a case brought before the U.S. District Court in Milwaukee. On March 19, 2004, the U.S. District Court rejected the challenge and granted the state and federal trustees’ motion to enter the consent decree. Appleton anticipates the actual costs for the PRPs to settle NRD claims related to the Lower Fox River to be significantly less than the initial range of $176 million to $333 million.

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

Appleton entered into a consent decree on December 10, 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, Appleton and NCR agreed to provide up to $41.5 million over a period of four years, to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. Appleton and NCR will each pay approximately half of the amounts paid under the consent decree. Through the first half of 2004, Appleton has paid approximately $8.4 million under the consent decree. Under the consent decree, the IGP agree not to sue or take administrative action against Appleton and NCR during the four-year period including pursuant to any claims that could be made as a result of the issuance of the ROD. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against Appleton and NCR; however, under the decree, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period including pursuant to any claims that could be made as a result of the issuance of the RODs. Appleton recorded a charge of $19.2 million for its discounted share of the arrangement during the first quarter of 2001. At July 4, 2004 this liability approximated $14.0 million.

A precise estimate of Appleton’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of federal and state NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of remediation and NRD costs relative to the other PRPs. However, the issuance of the RODs greatly reduces the uncertainty about the remedy that will be implemented in the Lower Fox River and provides Appleton the ability

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability. At January 3, 2004 this reserve approximated $109.1 million. During the first half of 2004, the total reserve was accreted by $3.5 million while payments against the reserve totaled $3.4 million. This resulted in a remaining reserve of $109.2 million as of July 4, 2004, of which $9.8 million is recorded in other accrued liabilities and $99.4 million is recorded as an environmental liability.

As part of the November 9, 2001 acquisition, AWA agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River (see Note 2 “Acquisition of Businesses”). At July 4, 2004, the total indemnification receivable from AWA is $86.2 million, of which, $9.8 million is recorded in other current assets and $76.4 million is recorded as an environmental indemnification receivable. The $23.0 million difference between the reserve and the indemnification receivable represents the discounted share of Lower Fox River costs for which Appleton is responsible. The $21.0 million charge was recorded against earnings in 2002 and has accreted to $23.0 million through the first half of 2004. This discounted share was calculated using a discount rate of 6.0%, which represents Appleton’s estimate of the fair market interest rate at which this liability could be settled in an arm’s length transaction. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

A summary of the indemnification receivable/environmental liability is below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability
Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)
Accretion of Lower Fox River environmental liability	—	(747)
Fair market valuation of AWA indemnification receivable and the Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	$20,380	$(20,380)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)
Establishment of reserve for Appleton’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)
Payments made for indemnification receivable/environmental liability	(14,077)	14,077
Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	$73,501	$(94,518)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)
Payments made for indemnification receivable/environmental liability	(6,867)	6,867
Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	$86,797	$(109,096)
Payments made for indemnification receivable/environmental liability	(3,419)	3,419
Accretion of Lower Fox River indemnification receivable/environmental liability	2,815	(3,475)

Balance, July 4, 2004	$86,193	$(109,152)

Appleton used the estimates described below, including the most recent government agency estimates, in evaluating its Lower Fox River environmental liability: (1) total costs for remediation of $480 million, based on

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate (Appleton assumes that Appleton and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for other discharges.); (3) costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s $12 million settlement of NRD claims against Fort James; (4) Appleton’s responsibility for about half of the claims asserted against Appleton and NCR, based on the interim settlement agreement with NCR, the terms of which are confidential; and (5) $20 million in fees and expenses. Because of the numerous uncertainties underlying these estimates, it is possible that Appleton’s share of costs could be higher.

West Carrollton Mill

The West Carrollton mill operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility and low levels of PCBs have been detected in groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton mill.

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, Appleton believes that it could be necessary to undertake remedial action in the future, although Appleton is currently under no obligation to do so. Appleton has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments is expected to involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action—including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River—is estimated to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. In general, all requests for lump sum distributions in any plan year will be granted to the extent that the aggregate amount requested does not exceed the amount of new deferrals to the Company Stock Fund, less any distributions that must be made in accordance with the statutory requirements and installment distributions the KSOP is obligated to make under prior year distribution elections. Covenants in the agreements providing for the new senior credit facility, the Senior Notes and the Senior Subordinated Notes restrict Appleton’s ability to pay dividends to PDC which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may supersede the terms of the respective agreements. If lump sum distributions cannot be made, distributions to former participants will be made in up to five equal annual installments.

Appleton’s matching contributions charged to expense amounted to $2.0 million and $1.9 million for the three months ended July 4, 2004 and June 29, 2003, respectively, all of which will be deposited into the Company Stock Fund. Appleton’s matching contributions charged to expense for the six months ended July 4, 2004 and June 29, 2003 were $3.9 million and $4.3 million, respectively, all of which will be deposited into the Company Stock Fund. As a result of hardship withdrawals, diversification and employee terminations, 745,131 shares of PDC redeemable common stock were repurchased during the first half of 2004 at an aggregate price of $17.4 million. During the same period, the ESOP trustee purchased 181,410 shares of PDC redeemable common stock for an aggregate price of $4.2 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust, during the first half of 2004, while Appleton’s matching deferrals over this same period resulted in an additional 166,527 shares of redeemable common stock being issued.

In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted (i.e., increased) so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of July 4, 2004. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

six years. Appleton accreted the redeemable common stock by $14.3 million for the six months ended July 4, 2004. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $306 million was determined. The redeemable common stock recorded book value as of July 4, 2004 was $163 million, which leaves a remaining unrecognized liability to be accreted of approximately $143 million. The fair value of the redeemable common stock is determined by an independent, third party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. Because the calculations of the third party appraiser are not provided by the ESOP Trustee to management, these interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments (if any) as of the first quarter and third quarter of each year will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

14. LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	July 4, 2004	January 3, 2004
Senior secured variable rate note payable at LIBOR plus 3.0%, $2,330 due quarterly ending November 8, 2005	$—	$26,752
Senior secured variable rate note payable at LIBOR plus 2.5%, $327 due quarterly with $127,711 due November 8, 2006	—	140,000
Senior secured variable rate note payable at LIBOR plus 2.25%, $625 due quarterly with $235,625 due June 11, 2010	250,000	—
Revolving line of credit at LIBOR plus 3.0%	—	10,000

	250,000	176,752
Less obligations due within one year	(2,500)	(31,350)

	$247,500	$145,402
Unsecured variable rate industrial development bonds, 1. 3% average interest rate at July 4, 2004, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior notes payable at 8.125%, due June 15, 2011	185,000	—
Senior subordinated notes payable at 12.5%, due December 15, 2008	7,000	199,958
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	—
Deferred payment obligation, due May 8, 2010 at 10% per annum compounded semi-annually to the date of repayment	—	172,742

On November 9, 2001, Appleton entered into a $340 million senior credit facility, which we refer to as the old senior credit facility. The old senior credit facility included the following: a four-year credit facility of up to $75 million for revolving loans, including letters of credit; a four-year senior secured note of $115 million; and a five-year senior secured note of $150 million. The old senior credit facility was unconditionally, jointly and severally guaranteed by PDC and by WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., American Real Estate Corporation, Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA, Inc., each of which is a direct or indirect wholly-owned subsidiary of Appleton.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From November 18, 2002 through April 1, 2003 the Company’s defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and, as a result, the interest rate on the $115 million senior secured note and the revolving credit facility was reduced to LIBOR plus 2.5%. From April 2, 2003 through May 15, 2003, the Company’s defined leverage ratio was calculated at less than 2.5 to 1.00 but greater than or equal to 2.00 to 1.00 and, as a result, the interest rate was increased to LIBOR plus 3.0%. From May 16, 2003 through August 19, 2003 the Company’s defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and, as a result, the interest rate was decreased to LIBOR plus 2.5%. Since August 20, 2003 and continuing through June 10, 2004, the interest rate was increased to LIBOR plus 3.0% because the Company’s defined leverage ratio was calculated at less than 2.5 to 1.00 but greater than or equal to 2.00 to 1.00.

In April 2003 an amendment to the old senior credit facility was approved by a majority of the lenders that allowed Appleton to make acquisitions of $150 million in total over the life of the term loans, with no single acquisition totaling more than $60 million. In addition, the amendment allowed for an increase in the revolving line of credit from $75 million to $100 million should Appleton have needed to access additional funds. It also allowed Appleton to repurchase and retire an additional $50 million of aggregate principal amount of its 12.5% Series B Senior Subordinated Notes due 2008.

In December 2003 an amendment to the old senior credit facility was approved by a majority of the lenders which amended the related financial covenants to provide additional flexibility, allow the establishment of a UK subsidiary, allow for Euro and British Sterling borrowings, classify the acquisition of American Plastics, C & H Packaging and BemroseBooth as permitted investments, thereby preserving the $150 million limit for future acquisitions as permitted under the April 18, 2003 amendment and increased the single acquisition limit from $60 million to $75 million. In addition, the amendment also allowed for the refinancing discussed below.

Through June 5, 2002, borrowings under the $150 million senior secured note bore interest at LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5%. On June 6, 2002, Appleton refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25%, not subject to a minimum LIBOR rate. The terms of this refinanced debt also allowed Appleton to repurchase up to $50 million in aggregate principal amount of its 12.5% Senior Subordinated Notes due 2008. In December 2003, Appleton refinanced the remaining $83.3 million of the $150 million senior secured note and borrowed an additional $56.7 million with which to make the Bemrose Group Limited acquisition. This debt, which was similar to the previous debt, carried an interest rate of LIBOR plus 2.5%. As a result of this refinancing, $1.4 million of deferred debt issuance costs were written off in fiscal 2003 as debt extinguishment expenses.

On December 14, 2001, Appleton issued $250 million aggregate principal amount of its 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA (see Note 2 “Acquisition of Businesses”). On June 12, 2002, Appleton’s Registration Statement on Form S-4, relating to the offer to exchange up to $250 million of its registered 12.5% Series B Senior Subordinated Notes due 2008 for any and all of its outstanding 12.5% Series A Senior Subordinated Notes due 2008, was declared effective by the Securities and Exchange Commission. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes. During 2002, Appleton purchased and retired $50.0 million of its Series B notes. The Company paid a premium of $1.8 million on the purchase and retirement of these Series B notes.

On June 11, 2004 Appleton completed a voluntary refinancing of its debt. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Mandatory principal payments of

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$625,000 are due quarterly with the remaining balance due June 11, 2010. The new senior credit facility also includes a five-year, $125 million revolving credit facility. The new senior credit facility contains covenants under which certain minimum leverage and coverage ratios must be met. As part of the 2004 refinancing, Appleton also issued $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under the old senior credit facility, plus interest, consisting of Term Loan A and Term Loan D of $14.0 million and $130.7 million, respectively. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and the senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million in aggregate principal amount outstanding of the 12.5% Senior Subordinated Notes due 2008 and the deferred payment obligation. The deferred payment obligation, which was due May 8, 2010, had accreted at 10% per annum to $180.3 million as of June 11, 2004. AWA discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation.

The new senior credit facility is unconditionally guaranteed by Paperweight Development Corp. and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The Senior Notes and Senior Subordinated Notes are unconditionally guaranteed by Paperweight Development Corp., WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., American Real Estate Corporation, Appleton Steam Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA, Inc. As a result of the 2004 refinancing, $4.6 million of deferred debt issuance costs were written off. A premium of $37.2 million was also paid in conjunction with the repurchase of the 12.5% Senior Subordinated Notes. Related fees of $2.2 million were also incurred. These total costs of $44.0 million, less the $13.2 million discount discussed above, were recorded as debt extinguishment expenses.

The one-month LIBOR rate at July 4, 2004 was 1.4%.

Prior to the June 11, 2004 refinancing, Appleton made mandatory debt repayments of $22.1 million, plus interest, during 2004 on its outstanding senior secured notes.

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

The carbonless business is the largest component of the coated solutions segment. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of its coated solutions business, Appleton produces coated products for inkjet printing, point-of-sale displays and other design and print applications. Appleton reorganized its business segments in 2003, and for all periods presented, to include carbonless products with security features in the coated solutions segment. Appleton also offers customers custom coating solutions and the potential for strategic partnerships through its engineered manufacturing solutions, or toll coating, program. This program focuses on Appleton’s ability to apply barrier and/or printable

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coatings to substrates. Appleton supplies coated solutions products to merchants, printers and paper converters primarily in North America.

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

Appleton does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization as determined by Appleton for its reportable segments are as follows (dollars in thousands):

	For the Three Months Ended July 4, 2004	For the Three Months Ended June 29, 2003	For the Six Months Ended July 4, 2004	For the Six Months Ended June 29, 2003
Net sales
Coated solutions	$148,326	$157,991	$308,418	$317,974
Thermal and advanced technical products	46,603	42,099	98,565	82,594
Other (1)	38,661	10,559	77,189	14,319

Total	$233,590	$210,649	$484,172	$414,887

Operating income (loss)
Coated solutions	$10,940	$17,562	$31,479	$40,996
Thermal and advanced technical products	1,280	683	2,878	1,514
Other (1)	(718)	(1,374)	(1,924)	(2,213)
Unallocated corporate charges and business development costs	(4,090)	(2,914)	(7,142)	(5,232)

Total	$7,412	$13,957	$25,291	$35,065

Depreciation and amortization
Coated solutions	$13,546	$13,751	$27,084	$27,706
Thermal and advanced technical products	3,417	3,059	6,989	5,966
Other (1)	2,772	749	5,581	1,259
Business development costs	35	26	70	52

Total	$19,770	$17,585	$39,724	$34,983

(1)	Other consists of security products and performance packaging.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes (the “Notes”), which have been guaranteed by PDC (the “Parent Guarantor”) and WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., American Real Estate Corporation, Appleton Steam Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA, Inc., each of which is a wholly-owned subsidiary of Appleton, (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of July 4, 2004 and January 3, 2004 and for the three and six months ended July 4, 2004 and June 29, 2003. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

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

The new senior credit facility, the Senior Notes and the Senior Subordinated Notes place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

July 4, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$47,241	$5,717	$2,803	$—	$55,761
Accounts receivable, net	—	86,406	16,009	8,691	—	111,106
Inventories	—	118,348	19,799	2,393	—	140,540
Other current assets	9,767	6,309	3,139	184	—	19,399

Total current assets	9,767	258,304	44,664	14,071	—	326,806
Property, plant and equipment, net	—	448,072	50,508	55	—	498,635
Investment in subsidiaries	278,917	338,552	—	—	(617,469)	—
Other assets	76,439	86,017	83,270	38	—	245,764

Total assets	$365,123	$1,130,945	$178,442	$14,164	$(617,469)	$1,071,205

LIABILITIES, REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT) RETAINED EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$2,500	$—	$—	$—	$2,500
Accounts payable	—	43,324	16,565	24	—	59,913
Due to (from) parent and affiliated companies	258,761	(65,715)	(196,914)	3,868	—	—
Other accrued liabilities	—	73,058	9,262	2,712	—	85,032

Total current liabilities	258,761	53,167	(171,087)	6,604	—	147,445
Long-term debt	—	598,150	—	—	—	598,150
Capital lease obligation	—	3,299	—	—	—	3,299
Other long-term liabilities	—	197,412	18,582	(45)	—	215,949
Deferred payment obligation	—	—	—	—	—	—
Redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	106,362	278,917	330,947	7,605	(617,469)	106,362

Total liabilities, redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	$365,123	$1,130,945	$178,442	$14,164	$(617,469)	$1,071,205

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

January 3, 2004

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$21,020	$5,676	$2,986	$—	$29,682
Accounts receivable, net	—	77,627	32,275	7,227	—	117,129
Inventories	—	115,803	11,202	2,606	—	129,611
Other current assets	9,767	6,949	1,553	181	—	18,450

Total current assets	9,767	221,399	50,706	13,000	—	294,872
Property, plant and equipment, net	—	469,504	52,950	65	—	522,519
Investment in subsidiaries	308,924	365,961	—	—	(674,885)	—
Other assets	77,042	97,934	77,447	39	—	252,462

Total assets	$395,733	$1,154,798	$181,103	$13,104	$(674,885)	$1,069,853

LIABILITIES, REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT) RETAINED EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$31,350	$—	$—	$—	$31,350
Accounts payable	—	39,132	17,716	22	—	56,870
Due to (from) parent and affiliated companies	78,737	147,528	(228,964)	2,699	—	—
Other accrued liabilities	—	69,774	12,581	2,423	—	84,778

Total current liabilities	78,737	287,784	(198,667)	5,144	—	172,998
Long-term debt	—	354,010	—	—	—	354,010
Capital lease obligation	—	3,504	—	—	—	3,504
Other long-term liabilities	—	200,576	21,749	20	—	222,345
Deferred payment obligation	172,742	—	—	—	—	172,742
Redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	144,254	308,924	358,021	7,940	(674,885)	144,254

Total liabilities, redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	$395,733	$1,154,798	$181,103	$13,104	$(674,885)	$1,069,853

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 4, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$415,357	$66,857	$33,045	$(31,087)	$484,172
Cost of sales	—	307,432	51,239	31,652	(31,898)	358,425

Gross profit	—	107,925	15,618	1,393	811	125,747
Selling, general and administrative expenses	—	79,302	18,566	1,504	255	99,627
Restructuring and other charges	—	829	—	—	—	829

Operating income (loss)	—	27,794	(2,948)	(111)	556	25,291
Interest expense	8,252	27,201	1,549	—	(10,464)	26,538
Interest income	(211)	(2,073)	(9,611)	(16)	10,464	(1,447)
Debt extinguishment expenses	(13,005)	43,784	—	—	—	30,779
Intercompany royalty expense (income)	—	5,976	(5,976)	—	—	—
Loss (income) in equity investment	35,326	(12,282)	—	—	(23,044)	—
Other loss	—	514	—	240	188	942

(Loss) income before income taxes	(30,362)	(35,326)	11,090	(335)	23,412	(31,521)
Benefit for income taxes	—	—	(1,159)	—	—	(1,159)

Net (loss) income	$(30,362)	$(35,326)	$12,249	$(335)	$23,412	$(30,362)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 29, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$404,920	$6,830	$29,630	$(26,493)	$414,887
Cost of sales	—	296,008	6,193	27,229	(27,381)	302,049

Gross profit	—	108,912	637	2,401	888	112,838
Selling, general and administrative expenses	—	71,663	3,927	1,383	800	77,773

Operating income (loss)	—	37,249	(3,290)	1,018	88	35,065
Interest expense	7,905	27,027	6	—	(8,098)	26,840
Interest income	(190)	(171)	(7,911)	(13)	8,098	(187)
Intercompany royalty expense (income)	—	5,806	(5,806)	—	—	—
Income in equity investment	(16,371)	(12,335)	—	—	28,706	—
Other income	—	—	—	(1,300)	505	(795)

Income before income taxes	8,656	16,922	10,421	2,331	(29,123)	9,207
Provision for income taxes	—	551	—	—	—	551

Net income	$8,656	$16,371	$10,421	$2,331	$(29,123)	$8,656

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 4, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$198,814	$33,828	$16,455	$(15,507)	$233,590
Cost of sales	—	150,557	25,782	15,698	(16,034)	176,003

Gross profit	—	48,257	8,046	757	527	57,587
Selling, general and administrative expenses	—	39,765	9,136	751	107	49,759
Restructuring and other charges	—	416	—	—	—	416

Operating income (loss)	—	8,076	(1,090)	6	420	7,412
Interest expense	3,951	13,221	1,549	—	(5,889)	12,832
Interest income	(60)	(925)	(5,139)	(10)	5,889	(245)
Debt extinguishment expenses	(13,005)	43,784	—	—	—	30,779
Intercompany royalty expense (income)	—	2,869	(2,869)	—	—	—
Loss (income) in equity investment	44,179	(6,281)	—	—	(37,898)	—
Other loss	—	426	—	274	54	754

(Loss) income before income taxes	(35,065)	(45,018)	5,369	(258)	38,264	(36,708)
Benefit for income taxes	—	(31)	(804)	—	—	(835)

Net (loss) income	$(35,065)	$(44,987)	$6,173	$(258)	$38,264	$(35,873)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 29, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$201,835	$6,830	$14,881	$(12,897)	$210,649
Cost of sales	—	150,811	6,193	13,695	(13,430)	157,269

Gross profit	—	51,024	637	1,186	533	53,380
Selling, general and administrative expenses	—	35,855	2,418	761	389	39,423

Operating income (loss)	—	15,169	(1,781)	425	144	13,957
Interest expense	3,951	13,363	6	—	(4,030)	13,290
Interest income	(79)	(93)	(3,954)	(8)	4,030	(104)
Intercompany royalty expense (income)	—	2,857	(2,857)	—	—	—
Income in equity investment	(4,757)	(6,173)	—	—	10,930	—
Other income	—	(2)	—	(766)	194	(574)

Income before income taxes	885	5,217	5,024	1,199	(10,980)	1,345
Provision for income taxes	—	460	—	—	—	460

Net income	$885	$4,757	$5,024	$1,199	$(10,980)	$885

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 4, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(30,362)	$(35,326)	$12,249	$(335)	$23,412	$(30,362)
Adjustments to reconcile net (loss) income to net cash (used by) provided by operating activities:
Depreciation and amortization	—	35,473	4,241	10	—	39,724
Other	(5,675)	11,620	—	240	—	6,185
Change in assets and liabilities, net	36,256	34,290	(43,892)	(1,267)	(23,412)	1,975

Net cash provided by (used by) operating activities	219	46,057	(27,402)	(1,352)	—	17,522
Cash flows from investing activities:
Proceeds from sale of equipment	—	260	—	—	—	260
Acquisition of businesses	—	(990)	—	—	—	(990)
Additions to property, plant and equipment	—	(10,100)	(4,607)	—	—	(14,707)

Net cash used by investing activities	—	(10,830)	(4,607)	—	—	(15,437)
Cash flows from financing activities:
Payments of senior secured notes payable	—	(166,752)	—	—	—	(166,752)
Proceeds from senior secured notes payable	—	250,000	—	—	—	250,000
Payments of senior subordinated notes payable	—	(192,958)	—	—	—	(192,958)
Proceeds from senior notes payable	—	185,000	—	—	—	185,000
Proceeds from senior subordinated notes payable	—	150,000	—	—	—	150,000
Payment of deferred payment obligation	(167,067)	—	—	—	—	(167,067)
Debt acquisition costs	—	(12,258)	—	—	—	(12,258)
Payments relating to capital lease obligation	—	(335)	—	—	—	(335)
Payments of revolving line of credit	—	(10,000)	—	—	—	(10,000)
Due to parent and affiliated companies, net	180,024	(213,243)	32,050	1,169	—	—
Proceeds from issuance of common stock	4,236	—	—	—	—	4,236
Payments to redeem common stock	(17,412)	—	—	—	—	(17,412)
Increase in cash overdraft	—	1,416	—	—	—	1,416

Net cash (used by) provided by financing activities	(219)	(9,130)	32,050	1,169	—	23,870
Effect of foreign exchange rate changes on cash and cash equivalents	—	124	—	—	—	124
Change in cash and cash equivalents	—	26,221	41	(183)	—	26,079
Cash and cash equivalents at beginning of period	—	21,020	5,676	2,986	—	29,682

Cash and cash equivalents at end of period	$—	$47,241	$5,717	$2,803	$—	$55,761

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 29, 2003

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,656	$16,371	$10,421	$2,331	$(29,123)	$8,656
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	—	31,775	3,204	4	—	34,983
Other	7,905	7,207	—	(1,300)	—	13,812
Change in assets and liabilities, net	(14,420)	(34,636)	(226)	(1,562)	29,123	(21,721)

Net cash provided by (used by) operating activities	2,141	20,717	13,399	(527)	—	35,730
Cash flows from investing activities:
Proceeds from sale of equipment	—	—	—	—	—	—
Additions to property, plant and equipment	—	(13,414)	(77)	—	—	(13,491)
Acquisition of businesses	—	(50,530)	—	—	—	(50,530)

Net cash used by investing activities	—	(63,944)	(77)	—	—	(64,021)
Cash flows from financing activities:
Payments of long-term debt	—	(29,356)	—	—	—	(29,356)
Payments relating to capital lease obligation	—	(335)	—	—	—	(335)
Proceeds from revolving line of credit	—	60,000	—	—	—	60,000
Payments of revolving line of credit	—	(15,000)	—	—	—	(15,000)
Due to parent and affiliated companies, net	(1,010)	12,333	(13,253)	1,930	—	—
Proceeds from issuance of redeemable common stock	4,019	—	—	—	—	4,019
Payments to redeem common stock	(5,150)	—	—	—	—	(5,150)
Decrease in cash overdraft	—	(2,316)	—	—	—	(2,316)

Net cash (used by) provided by financing activities	(2,141)	25,326	(13,253)	1,930	—	11,862
Change in cash and cash equivalents	—	(17,901)	69	1,403	—	(16,429)
Cash and cash equivalents at beginning of period	—	23,521	23	846	—	24,390

Cash and cash equivalents at end of period	$—	$5,620	$92	$2,249	$—	$7,961

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Paperweight Development Corp. (“PDC” or “the Company”) and Appleton Papers Inc. (“Appleton”) for the fiscal quarter and six-month period ended July 4, 2004. This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes.

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

In addition to the declining U.S. carbonless market, Appleton’s carbonless business is subject to the impact of increasingly competitive pricing. Other domestic carbonless producers, wanting to maintain their market share, have increased their competitive pricing actions. In addition, foreign competitors, who serve approximately 6% of the U.S. carbonless market, use an aggressive, low-price strategy to sell into the U.S. carbonless market, which also leads to a reduction in net selling prices. In response to this increased pricing competition, Appleton has experienced a reduction in its U.S. carbonless selling prices. However, during the first half of 2004, Appleton was able to successfully implement a price increase for both rolls and sheets in the domestic and international markets that it serves.

The U.S. and Canadian thermal market experienced strong growth during the 1990s and is expected to continue growing as the advantages of thermal printing become more widely recognized. These advantages include its competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and its use of a single consumable (thermal paper) versus other printing systems, which require paper and ink or toner cartridges. Based on internal assessments, it is estimated that the annual rates of growth in the U.S. and Canadian thermal market from 1995 to 2003 were between 1% and 13% and averaged 7% for the period. Based on these assessments, it is believed the U.S. and Canadian thermal market will continue to grow at a compound annual rate of 5% to 6% between 2004 and 2008.

Appleton has also continued to experience the impact of competitive pricing in most segments of its thermal and advanced technical products business from both foreign and domestic producers. However, during the second half of 2003, Appleton was able to successfully implement two price increases for its high volume, low margin point-of-sale products. A third increase was announced in February 2004 and was effective as of April 5, 2004.

Over the past few years, Appleton’s management team has developed growth strategies to offset the declining nature of the U.S. carbonless market and its resulting impact on revenue and operating income. Strategies for growth include strengthening and expanding Appleton’s presence in certain growing market segments and broadening its product offerings through acquisitions. In April 2003, Appleton entered the performance packaging segment through its acquisition of C&H Packaging Company, Inc. (“C&H Packaging”) and American Plastics Company, Inc. (“American Plastics”). In December 2003, Appleton added an international presence to its security products segment through the acquisition of Bemrose Group Limited. Appleton has evaluated, and will continue to evaluate, opportunities to acquire other companies that will help it achieve its business strategies.

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

In order to minimize the risks associated with an implementation of this size and complexity, Appleton chose to implement Project Venture in three waves. The first wave, which was successfully implemented in December 2002, involved financial reporting and non-stock procurement processes. The second wave, which was successfully implemented in January 2004, involved the order-to-cash cycle (order entry, pricing, distribution, inventory planning, customer invoicing and accounts receivable). The final wave of implementation, which involves the manufacturing and stock procurement processes, began in the second quarter of 2004 and is expected to be completed during the second half of 2004.

Recent Acquisitions.    On April 30, 2003, Appleton acquired two privately-held, Wisconsin-based companies, C&H Packaging and American Plastics. The purchase price for these acquisitions approximated $50.4 million, net of cash acquired. C&H Packaging, located in Merrill, Wisconsin, prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics, located in Rhinelander, Wisconsin, produces high-quality, custom multilayered films and commercial packaging. American Plastics’ knowledge of films and barrier technology and the C&H Packaging portfolio of products complement Appleton’s expertise in coating and microencapsulation.

In December 2003, Appleton acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The purchase price for this acquisition approximated $63.0 million, net of cash acquired. The group’s operating unit, BemroseBooth, produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars.

Restructuring and Other Charges.    Due to the continued decline in Appleton’s carbonless business, management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, a salaried workforce reduction program was implemented in fiscal 2003. The cost of this program, which included severance costs and outplacement services, was $2.6 million for fiscal 2003. An additional $0.8 million was incurred in the first half of fiscal 2004.

Comparison of Results of Operations for the Three-Month Periods Ended July 4, 2004 and June 29, 2003

Net sales.    Net sales for the three months ended July 4, 2004 were $233.6 million, an increase of $22.9 million, or 10.9%, compared to the prior year period. Coated solutions net sales were $148.3 million, a decrease of $9.7 million, or 6.1%, compared to the prior year period, due primarily to a carbonless volume reduction of 3.8%. Competition from both domestic and foreign producers continued to place downward pressure on prices in the carbonless market during the second quarter of 2004. In addition, a higher mix of international sales during the second quarter of 2004, which carry lower overall average selling prices, also contributed to the coated solutions net sales reduction. Thermal and advanced technical products net sales increased $4.5 million, or 10.7%, compared to the prior year period on a volume increase of 10.7% for the second quarter of 2004 versus second quarter of 2003. Net sales for Appleton’s other two segments, security and performance packaging, increased $28.1 million, or 266%, compared to the prior year period due to a $1.1 million increase in sales of Appleton’s internally developed packaging and security products and due to the inclusion in Appleton’s consolidated results of a full quarter of net sales for Appleton’s two new packaging companies, C&H Packaging and American Plastics, which were acquired on April 30, 2003, and for Appleton’s new security business, BemroseBooth, which was acquired in December 2003.

Gross profit.    Gross profit was $57.6 million for the second quarter of 2004, an increase of $4.2 million, or 7.9%, compared to the prior year period. The increase was the net result of increased volume and improved margins in Appleton’s thermal and advanced technical products business and the contribution from the new packaging and security businesses, partially offset by a volume decline, mix shift, and competitive pricing pressures in Appleton’s carbonless business. Gross profit margin was 24.7% for the second quarter of 2004 as compared to 25.3% for the second quarter of 2003, primarily reflecting the pricing pressures in the carbonless business as well as the increase in the lower priced international sales as a percent of the total carbonless mix.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the second quarter of 2004 were $49.8 million, an increase of $10.3 million, or 26.2%, compared to the prior year period. Of this amount, $6.2 million is attributable to BemroseBooth, for which there are no comparable figures in the prior year results. Spending at C&H Packaging and American Plastics was up $0.7 million, largely due to the inclusion in Appleton’s consolidated results of three full months of charges in the second quarter of 2004 versus only recognizing two months of post-acquisition activity in last year’s second quarter. Distribution costs for Appleton’s existing businesses for the second quarter of 2004 increased by $1.0 million due to increased freight rates, freight-to-warehouse costs and increased volumes in thermal and advanced technical products and security products as compared to the prior year period. Headquarters expenses at Appleton were higher by $2.7 million, primarily due to an increase of $2.1 million in bonus accruals and $0.3 million in pension costs.

Restructuring and other charges.    Pursuant to its salaried workforce reduction program implemented in fiscal 2003, Appleton recorded an additional $0.4 million in restructuring charges during the second fiscal quarter of 2004.

Operating income.    Operating income for the second quarter of 2004 was $7.4 million, a decrease of $6.5 million, or 46.9%, compared to the prior year period. Operating income as a percentage of net sales for the second quarter of 2004 was 3.2% as compared to 6.6% of net sales for the prior year period. Coated solutions operating income for the second quarter of 2004 decreased $6.6 million compared to the prior year period primarily due to the 3.8% decline in carbonless volume as well as increases in raw material costs in the second quarter of 2004. Thermal and advanced technical products operating income for the second quarter of 2004 increased $0.6 million compared to the prior year period as a result of increased sales volume and the favorable impact of recent price increases net of corresponding increases in distribution costs and certain headquarters expenses. Corporate charges and business development costs increased $1.2 million versus the second quarter of 2003 due to increased costs associated with Appleton’s new business development and acquisition efforts. Appleton’s other segments, consisting of its security and performance packaging businesses, experienced a combined reduction in operating loss of $0.7 million for the second quarter of 2004 as compared to the prior year period. The newly acquired packaging companies contributed an additional $1.7 million in operating income. Of this amount, $1.1 million was related to non-recurring purchase accounting expenses incurred in the second quarter of 2003. This was offset by an operating loss of $1.2 million experienced during the second quarter by BemroseBooth, due primarily to the seasonality of its business.

Interest expense.    Interest expense for the second quarter of 2004 was $12.8 million, a decrease of $0.5 million compared to the prior year period, primarily due to debt repayments made during the second half of 2003 and the first half of 2004 and lower rates on the new term loan entered into in December 2003.

Interest income.    Interest income for the second quarter of 2004 was $0.2 million, an increase of $0.1 million compared to the prior year period. The increase was due to slightly higher interest rates earned on short-term investments and higher short-term investment balances in 2004, particularly near the end of the quarter.

Debt extinguishment expenses.    Total debt extinguishment expense recorded during the second quarter of 2004 was $30.8 million. Appleton’s debt refinancing resulted in the write-off of $4.6 million in deferred debt issuance costs related to prior debt issues. In addition, Appleton paid a $37.2 million premium in conjunction with the repurchase of its outstanding 12.5% Senior Subordinated Notes and $2.2 million in related fees. Netted against these costs was a $13.2 million discount realized on the repayment of Appleton’s deferred payment obligation to AWA.

Foreign exchange loss (gain).    Appleton recognized a foreign exchange loss of $0.8 million for the second quarter of 2004 as compared to a gain of $0.6 million in the comparable prior year period. In 2003, the Canadian dollar strengthened through the second quarter, generating gains on Canadian receivables. In 2004, the Canadian dollar weakened through the second quarter, which resulted in losses upon revaluation of receivables. Also in the second quarter of 2004, Appleton experienced an exchange loss of $0.4 million on the revaluation of the inter-company note that exists between Appleton Papers and Rose Holdings as a result of the Bemrose acquisition.

(Benefit) provision for income taxes.    In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for federal and state income tax purposes. As a result of these elections, Appleton expects to incur no future federal income tax liability and minimal state income tax liabilities. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If Appleton sells a material portion of its assets in the future, it could be subject to a significant tax liability.

Appleton’s UK subsidiary is, however, subject to income taxes and has recognized an estimated tax benefit of $0.8 million, based on its operating loss for the quarter.

Net (loss) income.    Appleton reported a net loss for the second quarter of 2004 of $35.9 million compared to income of $0.9 million for the prior year period, a decrease of $36.8 million, due principally to the previously mentioned debt extinguishment expenses and the decrease in operating income.

Comparison of Results of Operations for the Six-Month Periods Ended July 4, 2004 and June 29, 2003

Net sales.    Net sales for the six months ended July 4, 2004 were $484.2 million, an increase of $69.3 million, or 16.7%, compared to the prior year period. Coated solutions net sales were $308.4 million, a decrease of $9.6 million, or 3.0%, compared to the prior year period. Carbonless volumes were actually higher by 0.7% but revenues were down based on continued pricing pressures from both domestic and foreign producers and a higher mix of international sales during the first half of 2004, which carry lower average selling prices. Average carbonless net selling prices are 4.0% lower than a year ago. Thermal and advanced technical products net sales were $98.6 million, an increase of $16.0 million, or 19.3%, compared to the prior year period on a volume increase of 21.3% for the first half of 2004. Sales in Appleton’s other segments totaled $77.2 million, an increase of $62.9 million over the 2003 period. Sales by BemroseBooth, which was first acquired in December 2003 and is not reflected in 2003 first half results, amounted to $44.1 million during this period and sales by the newly acquired packaging companies totaled an additional $16.0 million for the first half of 2004 versus last year’s two-month totals post-acquisition. Appleton’s internally developed security products generated an additional $2.7 million in sales, while Appleton’s performance packaging contributed an additional $0.1 million in sales versus the prior year period.

Gross profit.    Gross profit was $125.7 million for the six months ended July 4, 2004, an increase of $12.9 million, or 11.4%, compared to the prior year period. The increase was due primarily to the addition of $10.0 million in gross profit from the BemroseBooth business, an increase of $4.3 million in thermal and advanced technical products and an additional $5.1 million based on a full six months of gross profit from the new packaging companies. In addition, Appleton’s internally developed security and performance packaging products each generated an additional $0.5 million in gross profit versus 2003 first half levels. This was partially offset by an approximately $7.0 million carbonless gross profit decline resulting from competitive pricing pressures in Appleton’s carbonless business and the continuing impacts of increased raw material costs for pulp, wastepaper and chemicals. Gross profit margin was 26.0% for the first half of 2004 as compared to 27.2% for the first half of 2003.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the six months ended July 4, 2004 were $99.6 million, an increase of $21.8 million, or 28.1%, compared to the prior year period. Distribution costs for the first half of 2004 increased by $2.9 million, or 10.3%, compared to the prior year period with $2.6 million of the increase due to increased freight expense based on higher carbonless and thermal and advanced technical product volumes and higher freight rates. During the first half of 2004, selling, general and administrative expenses incurred by BemroseBooth totaled $12.4 million and expenses at the new packaging companies were $2.4 million higher for the first half of 2004 versus the two months of activity recognized post-acquisition in the first six months of 2003. Headquarters expenses at Appleton were higher by $3.7 million based on an increase of $2.4 million in bonus accruals and $0.7 million in additional pension costs.

Restructuring and other charges.    Appleton implemented a salaried workforce reduction program in fiscal 2003. The cost of this program, which included severance costs and outplacement services, was $2.6 million for fiscal 2003. An additional $0.8 million was incurred during the first two quarters of fiscal 2004.

Operating income.    Operating income for the six months ended July 4, 2004 was $25.3 million, a decrease of $9.8 million, or 27.9%, compared to the prior year period. Operating income as a percentage of net sales for the first half of 2004 was 5.2% as compared to 8.5% of net sales for the prior year period. Coated solutions operating income for the first half of 2004 was $31.5 million, a decrease of $9.5 million compared to the prior year period, primarily due to the decline in carbonless revenues as well as increases in raw material costs in the first half of 2004. Thermal and advanced technical products operating income for the first half of 2004 was $2.9 million, an increase of $1.4 million compared to the prior year period, due to increased volumes and improved margins. Corporate charges and business development costs for the first half of 2004 increased by $1.9 million as compared to the prior year period due to increased costs associated with Appleton’s new business development and acquisition efforts. Appleton’s other segments, security and performance packaging, experienced a combined reduction in operating loss of $0.3 million over the prior year period. The newly acquired packaging companies contributed an additional $2.5 million in operating income, with $1.1 million of the difference being related to non-recurring purchase accounting expenses incurred in the second quarter of 2003. This was offset by an operating loss of $2.4 million experienced by BemroseBooth in the first half of 2004, largely due to seasonal factors associated with this business.

Interest expense.    Interest expense for the six months ended July 4, 2004 was $26.5 million, a decrease of $0.3 million compared to the prior year period. Debt repayments during 2003 of $41.3 million and lower interest rates on a portion of the term debt served to lower interest expense versus 2003. This was offset to some extent by Appleton’s refinancing of the remaining balance of its $150 million term loan to complete the December 2003 BemroseBooth acquisition, which achieved a lower rate of interest on the new debt, but increased the total debt outstanding.

Interest income.    Interest income for the six months ended July 4, 2004 was $1.4 million, an increase of $1.3 million compared to the prior year period. Of this amount, $1.1 million was due to interest realized from federal and state income tax refunds. Appleton also earned higher interest rates on short-term investments and maintained higher short-term investment balances, especially during the latter part of the first half of 2004, as compared to the prior year period.

Debt extinguishment expenses.    Total debt extinguishment expense recorded during the first six months of 2004 was $30.8 million, all of which was recognized in the second quarter, as described above, and all of which is attributable to Appleton’s debt refinancing. Appleton wrote off $4.6 million in deferred debt issuance costs related to prior debt issues, paid a $37.2 million premium in conjunction with the repurchase of its outstanding 12.5% Senior Subordinated Notes and $2.2 million in related fees. Appleton realized a $13.2 million discount on the repayment of Appleton’s deferred payment obligation to AWA, which was netted against the debt extinguishment expenses.

Foreign exchange (loss) gain.    For the first six months of 2004 Appleton recognized a foreign exchange loss of $0.9 million versus a $0.8 million gain in the prior year period. In 2003, the Canadian dollar strengthened throughout the first six months, generating gains on Canadian receivables. In 2004, the Canadian dollar weakened from the beginning of the year, which resulted in losses upon revaluation of receivables. Also, thus far in 2004, Appleton has experienced a $0.5 million exchange loss on the revaluation of the inter-company note that exists between Appleton Papers and Rose Holdings as a result of the Bemrose acquisition.

(Benefit) provision for income taxes.    In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for federal and state income tax purposes. As a result of these elections, Appleton expects to incur no future federal income tax liability and minimal state income tax liabilities. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If Appleton sells a material portion of its assets in the future, Appleton could be subject to a significant tax liability.

Appleton’s UK subsidiary, BemroseBooth, is subject to income taxes and has recognized an estimated tax benefit of $1.2 million based on its operating loss for the six-month period.

Net (loss) income.    The net loss for the six months ended July 4, 2004 was $30.4 million compared to income of $8.7 million for the prior year period, a decrease of $39.1 million, resulting primarily from the recognition of $30.8 million in debt extinguishment expenses and the decline in coated solutions operating income versus the previous year.

Liquidity and Capital Resources

Cash flows from operating activities.    Net cash provided by operating activities for the first six months of 2004 was $17.5 million. Depreciation and amortization charges of $39.7 million more than offset the $30.4 million net loss for the period. Appleton made $3.9 million in non-cash employer matching contributions to the KSOP during the first half of 2004. Operating cash flow was reduced by the discount on repayment of the deferred payment obligation, a $13.2 million non-cash credit, and by an increase of $10.8 million in inventories due to a $7.5 million increase at BemroseBooth, reflecting seasonal build, and moderate increases in finished goods inventories at Appleton’s distribution centers and at the packaging companies. Receivables decreased by $5.6 million. BemroseBooth collected against its year-end balances, reducing its receivables by $16.6 million, while receivables in Appleton’s coated solutions and thermal and advanced technical products businesses increased by $10.7 million.

Net cash provided by operating activities for the first half of 2003 was $35.7 million. Appleton made $4.3 million in non-cash employer matching contributions to the KSOP during the first half of 2003. An increase in working capital for the first half of 2003 decreased operating cash flows by $23.2 million. Inventories increased by $3.7 million due to planned efforts to allow for additional product development trial work during the second and third quarters of 2003. Receivables increased by $11.0 million due to a combination of increased sales of $5 million for June 2003 as compared to December 2002 and to several customers withholding payment at quarter-end. Accounts payable and other accrued liabilities decreased by $9.1 million, with customer rebate payments made in the first quarter of 2003 related to 2002 purchases accounting for a significant portion of this change.

Cash flows from investing activities.    Net cash used by investing activities was $15.4 million for the first half of 2004, nearly all of which was applied to capital asset additions.

Net cash used by investing activities was $64.0 million for the first half of 2003. Of this amount, $50.5 million related to the acquisition of C&H Packaging and American Plastics on April 30, 2003. Spending on capital projects approved prior to the end of 2002 amounted to $9.7 million. The remaining $3.8 million was expended on capital projects approved in 2003.

Cash flows from financing activities.    On April 18, 2003, an amendment to the old senior credit facility was approved that allowed Appleton to make acquisitions of $150 million in total over the life of the term loans, with no single acquisition totaling more than $60 million. In addition, the amendment also increased the revolving line of credit from $75 million to $100 million and allowed the repurchase and retirement of an additional $50.0 million of aggregate principal amount of Appleton’s 12.5% Series B Senior Subordinated Notes due 2008.

In December 2003 an amendment to the old senior credit facility was approved that amended the related financial covenants to provide additional flexibility, allow the establishment of a UK subsidiary, allow for Euro and British Sterling borrowings, classify the acquisition of American Plastics, C & H Packaging and BemroseBooth as permitted investments, thereby preserving the $150 million limit for future acquisitions as permitted under the April 18, 2003 amendment and increased the single acquisition limit from $60 million to $75 million.

On June 11, 2004, Appleton completed a voluntary refinancing of its debt. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Mandatory principal payments of $625,000 are due quarterly with the remaining balance due June 11, 2010. It also includes a five-year, $125 million revolving credit facility. The new senior credit facility contains covenants under which certain minimum leverage and coverage ratios must be met. Based upon current estimates, Appleton expects to be in compliance with these covenants throughout the remainder of 2004. As part of the 2004 refinancing, Appleton also issued $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under the old senior credit facility, plus interest, of Term Loan A and Term Loan D of $14.0 million and $130.7 million, respectively. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million 12.5% Senior Subordinated Notes due 2008 and the deferred payment obligation. The deferred payment obligation, which was due May 8, 2010, had accreted at 10% per annum to $180.3 million as of June 11, 2004. AWA discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation.

As a result of the 2004 refinancing, $4.6 million of deferred debt issuance costs were written off. A premium of $37.2 million was paid in conjunction with the repurchase of the 12.5% Senior Subordinated Notes and related fees of $2.2 million were also incurred. These total costs of $44.0 million, less the $13.2 million discount discussed above, were recorded as debt extinguishment expenses. In addition, Appleton incurred $12.3 million in new debt acquisition costs.

Net cash provided by financing activities was $23.9 million for the first half of 2004. Prior to the June 11, 2004 refinancing, Appleton made mandatory debt repayments of $22.1 million, plus interest, during 2004 on its outstanding term loans. In addition to the refinancing described immediately above, Appleton also made payments of $10.0 million to retire revolver borrowings and paid $17.4 million to redeem shares of redeemable common stock related to employee requests for diversification, retirement or termination. In the first six months of 2004, Appleton received net proceeds of $4.2 million from the sale of Paperweight Development redeemable common stock. The ESOP trustee purchased this stock with pre-tax deferrals, rollovers and loan payments made by employees during the last six months of 2003. Following the refinancing, the new senior credit facility combined with cash flows from operations are expected to be adequate to meet Appleton’s forecasted liquidity needs.

Net cash provided by financing activities was $11.9 million for the first half of 2003. On April 29, 2003 Appleton borrowed $45.0 million on the revolving credit portion of Appleton’s old senior credit facility to fund the acquisition of two privately-held Wisconsin-based companies, C&H Packaging and American Plastics. The purchase price for these acquisitions was approximately $50.4 million. The purchase price included acquired debt of approximately $15.4 million. Of this amount, $10.2 million was retired at closing, with the remaining balance retired during the second quarter of 2003. During the second quarter of 2003 Appleton made $5.0 million in principal repayments on the revolving credit portion of Appleton’s old senior credit facility.

Appleton used cash generated by operations to make mandatory repayments of $29.4 million on Appleton’s term loans during the first half of 2003. In addition, Appleton received net proceeds of $4.0 million from the sale of Paperweight Development redeemable common stock. The ESOP trustee purchased this stock at $18.58 per share with pre-tax deferrals made by employees from July 1, 2002 through December 28, 2002. During the second quarter of 2003, payments of $5.2 million were made to redeem shares of redeemable common stock related to employee requests for diversification, retirement or termination. As of June 29, 2003 Appleton had outstanding borrowings of $45.0 million on its revolving credit portion of the old senior credit facility.

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

During December 2003, the FASB revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement also requires interim period disclosure of the components of net periodic benefit cost, and if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. These interim disclosures were effective for Appleton in the first quarter of 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Appleton is a sponsor of postretirement health care plans that provide prescription drug benefits. In accordance with this FSP, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plans. FSP 106-2 is effective for Appleton in the third quarter of 2004. Appleton is currently evaluating the impact of this FSP on its consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding Appleton’s quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K dated April 2, 2004 (Reg. No. 333-82084). There have been no material changes in Appleton’s quantitative or qualitative exposure to market risk from that described in the Form 10-K, except as discussed above as a result of the June 11, 2004 refinancing.

Item 4—Controls and Procedures

Appleton, Paperweight Development and WTA maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrants in the reports filed by the registrants under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Appleton carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the registrants, of the effectiveness of the design and operation of their disclosure controls and procedures pursuant to Rule 15d-15(e) of the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer of each of the registrants concluded that their disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the registrants’ internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Indenture, dated as of June 11, 2004, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee (the “Senior Notes Indenture”).

4.2	Indenture, dated as of June 11, 2004, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee (the “Senior Subordinated Notes Indenture”).

4.3	Form of Senior Note (included as Exhibit A1 to the Senior Notes Indenture).

4.4	Form of Senior Subordinated Note (included as Exhibit A1 to the Senior Subordinated Notes Indenture).

4.5

A/B Exchange Registration Rights Agreement, dated as of June 11, 2004 by and among Appleton Papers Inc. and the parties listed as guarantors thereto and Bear, Stearns & Co. Inc., UBS Securities LLC, ABN AMRO Incorporated and Piper Jaffray & Co.

10.1

Credit Agreement, dated as of June 11, 2004, among Paperweight Development Corp., Appleton Papers Inc., as borrower, Rose Holdings Limited, as UK Borrower, the several lenders from time to time parties thereto, UBS Securities LLC as syndication agent, Associated Bank, National Association, LaSalle Bank National Association and U.S. Bank, National Association as documentation agents, and Bear Stearns Corporate Lending, Inc., as administrative agent.

10.2

Amendment to Purchase Agreement by and among Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Arjo Wiggins Appleton Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004

10.3

Amendment to Fox River AWA Environmental Indemnity Agreement by and among Paperweight Development Corp., New Appleton LLC, Appleton Papers Inc. and Arjo Wiggins Appleton Ltd., dated as of June 11, 2004.

10.4	Amendment to Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004.

10.5

Amended and Restated Relationship Agreement by and among Arjo Wiggins Appleton Ltd. (f/k/a Arjo Wiggins Appleton plc.), Arjo Wiggins (Bermuda) Holdings Limited, Paperweight Development Corp., PDC Capitol Corporation and Arjo Wiggins Appleton (Bermuda) Limited, dated as of June 11, 2004.

10.6	Amendment to Appleton Papers Retirement Savings and Employee Stock Ownership Plan effective January 1, 2001.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of Dale E. Parker, President of WTA Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Statement of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Statement of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.5	Statement of Dale E. Parker, President (Principal Executive Officer and Principal Financial Officer) of WTA Inc., pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

During the quarter ended July 4, 2004, the Company

i.	Filed a Form 8-K on April 29, 2004, reporting the issuance of a press release dated April 29, 2004 announcing a top management succession plan for the Company, pursuant to Items 5 and 7.

ii.	Furnished a Form 8-K on May 12, 2004, reporting the issuance of a press release dated May 11 announcing the Company’s first quarter 2004 financial results, pursuant to Items 7 and 12.

iii.	Filed a Form 8-K on May 13, 2004, reporting the issuance of a press release dated May 12 announcing the Company’s plans to offer Senior Notes and Senior Subordinated Notes, pursuant to Items 5 and 7.

iv.	Filed a Form 8-K on May 13, 2004, reporting the issuance of a press release dated May 12 announcing the Company’s commencement of a Tender Offer and Consent Solicitation for its outstanding 12 1/2% Senior Subordinated Notes due 2008, pursuant to Items 5 and 7.

v.	Filed a Form 8-K on May 26, 2004, reporting the issuance of a press release dated May 26 announcing the results of the Company’s Consent Solicitation for its outstanding 12 1/2% Senior Subordinated Notes due 2008, pursuant to Items 5 and 7.

vi.	Filed a Form 8-K on June 7, 2004, reporting the issuance of a press release dated June 7 announcing the consideration to be paid by the Company in connection with the Tender Offer and Consent Solicitation for its outstanding 12 1/2% Senior Subordinated Notes due 2008, pursuant to Items 5 and 7.

vii.	Filed a Form 8-K on June 10, 2004, reporting the issuance of a press release dated June 10 announcing the extension of the Company’s tender offer for its outstanding 12 1/2% Senior Subordinated Notes due 2008, pursuant to Items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC.
(Registrant)

Date: August 16, 2004	/S/ DALE E. PARKER
Dale E. Parker Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
(Registrant)

Date: August 16, 2004	/S/ DALE E. PARKER
Dale E. Parker Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WTA INC.
(Registrant)

Date: August 16, 2004	/S/ DALE E. PARKER
Dale E. Parker President (Signing on behalf of the Registrant and as the Principal Financial Officer)