Form 10-K
period 2005-01-01
PAPERWEIGHT DEVELOPMENT CORP; APPLETON PAPERS INC/WI
filed 2005-03-24
CIK 1166365, 1144326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers: 333-118379-03

                                         333-118379

PAPERWEIGHT DEVELOPMENT CORP.	APPLETON PAPERS INC.
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

39-2014992	36-2556469
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

825 East Wisconsin Avenue, P.O. Box 359, Appleton, Wisconsin	54912-0359
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 734-9841

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of February 28, 2005, 11,644,453 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of February 28, 2005, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Appleton Papers Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I

Unless stated to the contrary or the context requires otherwise, all references to “Appleton,” “we,” “us,” “company,” or “our” refer to Appleton Papers Inc. and our subsidiaries and predecessors.

Item 1. Business

Overview

Appleton Papers Inc. creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. We operate in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging.

Coated Solutions

Our carbonless business is the largest component of our coated solutions segment. We produce the NCR PAPER* brand of carbonless paper and we believe we are the world’s largest producer of carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of our coated solutions business, we produce coated products for inkjet printing, point-of-sale displays and other design and print applications. We also offer customers custom coating solutions and the potential for strategic partnerships through our engineered manufacturing solutions, or toll coating, program. This program focuses on our ability to apply barrier and/or printable coatings to substrates.

Thermal and Advanced Technical Products

The thermal and advanced technical products segment consists of our thermal business as well as the development of non-thermal products and related substrates for the transaction and item identification markets. We believe we are the largest manufacturer of direct thermal products in North America. Our products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; engineering, medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications.

Security Products

Our security business produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation we are building a portfolio of products that incorporate security technologies including watermarks, taggants, embedded threads and fibers, and machine-readable technologies. We focus on checks, business and government documents, and the brand protection market. In December 2003, we acquired BemroseBooth, which is located in the United Kingdom, to gain greater access to international security product markets. BemroseBooth is a leading provider of “mission critical” secure and specialized print services. BemroseBooth’s products include security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars.

Performance Packaging

In April 2003, we purchased C&H Packaging (Merrill, Wisconsin) and American Plastics (Rhinelander, Wisconsin) to enter the performance packaging market and leverage our expertise in coating applications and microencapsulation. C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics produces high-quality, custom multilayered films and commercial packaging.

In January 2005, we acquired New England Extrusion (Turners Falls, Massachusetts, and Milton, Wisconsin), a company that produces single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high barrier coextruded films American Plastics produces. By sharing their capabilities American Plastics and New England Extrusion will be able to expand their abilities to design and produce film products with customer-specified properties.

*	NCR PAPER is a registered trademark licensed to Appleton.

Company Background

Company History

Appleton Coated Paper Company, or ACPC, began operations in 1907 in Appleton, Wisconsin. In 1953, ACPC began working with National Cash Register Company, which later changed its name to NCR Corporation, on the development and production of carbonless paper. In 1954, NCR began marketing its NCR PAPER* brand of carbonless paper, which ACPC manufactured.

In 1969, NCR acquired Combined Paper Mills, Inc., which then consisted of pulp and paper mills in Combined Locks, Wisconsin, and Roaring Spring, Pennsylvania. In 1970, NCR acquired ACPC. In 1971, the Appleton Papers division of NCR was formed through the merger of ACPC with Combined Paper Mills, Inc.

In 1978, Appleton Papers Inc., as a subsidiary of B.A.T Industries Limited, acquired the assets of the Appleton Papers division from NCR. In 1990, Appleton, together with The Wiggins Teape Group Ltd., was separated from B.A.T Industries to form Wiggins Teape Appleton p.l.c., a public company listed on the London Stock Exchange. Later that year, Wiggins Teape Appleton merged with Arjomari Prioux SA, a public French paper manufacturer and merchant. Shortly after the merger, the group changed its name to Arjo Wiggins Appleton p.l.c. Appleton operated as an indirect, wholly-owned subsidiary of Arjo Wiggins Appleton p.l.c. until 2001.

On November 9, 2001, as discussed in more detail below, the Appleton Papers employees acquired the Company from Arjo Wiggins Appleton p.l.c. through the use of an employee stock ownership plan. Effective February 3, 2003, we changed our trade name to Appleton. We now use the tagline, “What Ideas Can Do®,” with a new logo as part of our new identity. We have retained Appleton Papers Inc. as our legal name.

Formation of the ESOP

Our 401(k) plan, which was called the Appleton Papers Retirement Savings Plan, was amended and restated effective as of January 1, 2001, in the form of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan, which we refer to as the KSOP or the plan. The KSOP includes a separate employee stock ownership plan component, which we refer to as the ESOP or the Company Stock Fund. The KSOP is a tax-qualified retirement plan that is available to our U.S. employees. The ESOP component of the KSOP is a tax-qualified employee stock ownership plan that has invested and will invest in Paperweight Development common stock.

We offered “eligible participants,” as “named fiduciaries” under the Employee Retirement Income Security Act of 1974, as amended, which we refer to as ERISA, a one-time irrevocable election to direct State Street Global Advisors, the ESOP trustee, to accept the transfer of all or any part of their existing balances in the KSOP and the 401(a) plan to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $107 million, representing an average election by each eligible participant to direct the transfer of approximately 73% of his or her account balance to the Company Stock Fund. On November 9, 2001, the ESOP trustee purchased 100% of the common stock of Paperweight Development Corp. Paperweight Development simultaneously used all the proceeds from the sale of those shares of common stock to finance a portion of the purchase price of the acquisition described below.

Our Acquisition from Arjo Wiggins

On November 9, 2001, Paperweight Development and its then wholly-owned subsidiary, New Appleton LLC, acquired Appleton Papers from Arjo Wiggins Appleton p.l.c., which we refer to as “AWA” and which is now known as Arjo Wiggins, a European manufacturer of paper products, and two of its subsidiary holding companies, which we sometimes refer to as the sellers or as affiliates of AWA or Arjo Wiggins. We refer to this transaction as the “acquisition.” The purchase price was $810 million, plus proceeds of $7.4 million from the sale of our Harrisburg facility. In connection with the acquisition, Paperweight Development agreed to pay AWA approximately $321 million on May 8, 2010. We refer to this obligation as the “deferred payment obligation.” We are now a wholly-owned subsidiary of Paperweight Development and the ESOP owns 100% of the shares of common stock of Paperweight Development. Paperweight Development has elected to be treated as a subchapter S corporation for federal and, where recognized, state income tax purposes and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for federal and, where recognized, state income tax purposes. This tax treatment, together with 100% ownership of Paperweight Development’s common stock by the tax-exempt ESOP, has resulted in substantial corporate tax savings and enhanced cash flow. Paperweight Development does not conduct any business apart from undertaking matters incidental to its ownership of stock of its subsidiaries and matters relating to the ESOP and taking actions required to be taken under ancillary acquisition agreements.

Recent Acquisitions

On April 30, 2003, we acquired two privately-held, Wisconsin-based companies, C&H Packaging Company, Inc. and American Plastics Company, Inc. C&H Packaging, located in Merrill, Wisconsin, prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics, located in Rhinelander, Wisconsin, produces high-quality, custom multilayered films and commercial packaging.

In December 2003, we acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The group’s operating unit, BemroseBooth, produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars.

In January 2005, we acquired New England Extrusion, located in Turners Falls, Massachusetts and Milton, Wisconsin, a company that produces single and multilayer polyethylene films for packaging applications.

Our strategy for growth includes strengthening and expanding our presence in certain market segments and broadening our product offerings through acquisitions. We entered the performance packaging segment through our acquisition of C&H Packaging and American Plastics and expanded our film producing capabilities by purchasing New England Extrusion. We added an international presence to our security products segment through the acquisition of BemroseBooth. We have evaluated and will continue to evaluate opportunities to acquire other companies that will help us achieve our business strategies. As a result, we may engage in discussions or, in some cases, negotiations with prospective targets and may make future acquisitions. Any such acquisitions will be subject to limitations contained in our debt instruments. Generally, we will not comment on such discussions or possible acquisitions until a definitive agreement has been executed.

Business Segments

For financial information regarding our business segments, refer to Note 22 of Notes to Consolidated Financial Statements contained below in “Item 8. Financial Statements and Supplementary Data.”

Coated Solutions

The coated solutions segment combines the operations of our carbonless business, which accounted for more than 60% of our total net sales in fiscal 2004, with our specialty business which includes our business of engineered manufacturing solutions, or toll coating services.

Carbonless products are sold in rolls, which account for approximately 80% of volume sold, and in sheets, which account for approximately 20% of volume sold. Based on our assessment of the U.S. carbonless market, we believe that in 2004 the U.S. carbonless market totaled more than 475,000 tons.

We sell our carbonless roll and sheet products under the NCR PAPER* brand. We offer over 500 grades of carbonless roll and sheet products with nearly 4,000 stock keeping units differentiated by grade, width, length, color and basis weight. We believe we have the broadest carbonless product line in the industry.

We sell about half of our carbonless roll products directly to converters and business forms printers who print carbonless forms. We sell about half of our carbonless roll products and almost all of our carbonless sheet products to paper merchants who stock and sell carbonless paper to printers.

Our specialty papers business, which includes our coated inkjet papers, specialty coated printing papers and our engineered manufacturing solutions, or toll coating services, had net sales of approximately $18 million in 2004.

Carbonless Product Description

NCR PAPER* brand carbonless paper is similar in composition to high-quality bond paper. The major component in both is cellulose. The remainder is filler and sizing materials added to give the desired surface appearance and characteristics. What makes carbonless paper different from bond paper are the coatings used to manufacture it. Coatings used to make carbonless paper are composed of adhesives, inert fillers, microencapsulated dyes, coreactants and other materials used to ensure a smooth, uniform printing surface. These coatings enable a copy to be made without using carbon paper or other copying materials.

In a typical three-part business form, three kinds of carbonless paper work together as a system to transfer images cleanly and clearly from one sheet to the next. The top sheet is a CB (coated back) sheet, the back of which is covered with a coating made of millions of microscopic capsules containing colorless dyes. The last sheet is a CF (coated front) sheet, coated on its front side with a coreactant or receiver material. The middle sheet is a CFB (coated front and back) sheet, front-coated with receiver materials and back-coated with dye capsules. As pressure from a pen or printer is applied to the top sheet, the dye capsules on the CB surface break and interact with the CF receiver coating to develop a black or blue image on each copy.

Carbonless paper is used in a diverse group of end markets, including government, retail, financial, insurance and manufacturing, with no one segment dominating demand. Use in many of these markets is tied to economic growth, which impacts the number of transactions completed in a given year. As such, periods of economic growth or contraction can impact demand. Sales of carbonless products historically have not been significantly impacted by seasonality.

The carbonless market experienced rapid growth during the 1980s as carbonless paper replaced carbon tissue-based multipart forms, economic growth fueled increased business activity and forms usage, and businesses began to make greater use of computers, which also increased overall forms demand. Based on our assessment, the U.S. carbonless market peaked in 1994 at approximately 890,000 tons. Since 1994, the U.S. carbonless market has been in decline. The decline is the result of increased use by businesses of competing technologies that do not use impact printing to create images. Examples of such technologies include digital laser, inkjet, and thermal printers, as well as electronic communications.

Based on our assessment, we believe the annual rates of decline in the U.S. carbonless market from 1994 to 1999 were between 1% and 7%, with a compound annual rate of approximately 4% during this period. On the same basis, we estimate that the U.S. carbonless paper market declined by approximately 10% in 2000 and by approximately 8% percent annually from 2001 through 2004, and will decline at a compound annual rate of approximately 9% between 2005 and 2009. We attribute these varying rates of decline to fluctuations in the number of commercial transactions in which carbonless products are used, as well as changes in technological substitution rates. We expect the decline rate for carbonless sheets in the United States to continue to be lower than the decline rate for rolls.

Carbonless Competitors

The U.S. carbonless market is served primarily by three domestic manufacturers—Appleton, MeadWestvaco Corporation and Imation Corp. In the carbonless market, Appleton competes primarily on the basis of product quality, service and price. The U.S. market is also served by a number of foreign competitors. The foreign competitors, who use an aggressive, low-price strategy to sell into the U.S. carbonless market, served approximately 6% percent of the U.S. market. In 2004, we estimate we had approximately 50% of the U.S. carbonless market.

On January 18, 2005, MeadWestvaco Corporation announced that it had reached a definitive agreement to sell its paper business, including its carbonless paper segment, and associated assets for $2.3 billion to a new company controlled by Cerberus Capital Management L.P., a private, New York-based investment firm. According to information publicly disclosed by the parties, the sale is subject to customary closing conditions, including regulatory approvals and purchaser’s financing, and is expected to be completed in the second quarter of 2005. We do not expect the proposed sale will have a material effect on our business.

Thermal and Advanced Technical Products

The thermal and advanced technical products segment consists of our thermal business as well as the development of non-thermal products and related substrates for the transaction and item identification markets.

Currently this business segment consists primarily of direct thermal products. The most popular direct thermal imaging chemistry used today is based on the leuco dye system invented by NCR Corporation and commercially introduced by Appleton in the late 1960s. Thermal paper is used in four principal market segments. The point-of-sale products are used for retail receipts and coupons. Our label products are used for shipping, warehousing, medical and clean-room applications. Our tag and ticket products are used for airline and baggage applications, event and transportation tickets, and lottery and gaming applications. The printer/calculator/chart products are used for engineering, industrial, and medical diagnostic charts. The point-of-sale and label market segments combined account for nearly 80% of the U.S. and Canadian thermal market.

We estimate that in 2004 the growing U.S. and Canadian thermal market was more than 200,000 tons and that total thermal consumption outside the United States and Canada was more than double that amount. Market demand for thermal paper continues to grow as new applications are developed that utilize the benefits of thermal technology.

We sell our point-of-sale products to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers.

Thermal label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Thermal tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts.

Thermal Product Description

Direct thermal paper is produced by coating a base material, such as paper, with a mixture of colorless dye, coreactant, sensitizer, stabilizer, adhesives, clays and binders. Until heat is applied to the paper, the dye and the coreactant are separated on the paper’s surface within a mixture of sensitizer and stabilizer. Heat causes the sensitizer to melt and form the medium that allows the dye and the coreactant to combine, react and form an image on the paper. Once the reaction occurs, the coating’s stabilizer keeps the image from fading by preventing the reaction from reversing itself. A top coat may be added to enhance resistance to environmental elements, while adding a back coat controls curl and static.

The type and amount of dye, coreactant and sensitizer used to produce direct thermal paper affects the temperature at which the image-forming reaction occurs on the paper. Thermal printers provide the heat energy that helps to form an image on the thermal paper.

The U.S. and Canadian thermal market experienced strong growth during the 1990s and is expected to continue growing as the advantages of thermal printing systems become more widely recognized. These advantages include their competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and their use of a single consumable (thermal paper) versus other printing systems that require paper and ink or toner cartridges.

Based on our assessment, we estimate that the annual rates of growth in the U.S. and Canadian thermal market from 1996 to 2004 were between 1% and 13% and averaged 7% for the period. Based on our assessment, we believe this market will continue to grow at a compound annual rate of more than 3% between 2005 and 2009. Sales of thermal products have not been significantly impacted by seasonality.

Thermal Competitors

We believe we had nearly 40% of the combined U.S. and Canadian thermal market in 2004. In 2004, other significant thermal producers included Koehler AG, Kanzaki Specialty Papers, Ricoh Company, Ltd. and Mitsubishi Paper Mills Company Ltd. Kanzaki and Ricoh are domestic producers, while Koehler and Mitsubishi are based abroad.

There are a number of other foreign competitors who have a presence in the United States and Canada. Appleton competes primarily on the basis of service, product quality, breadth of product offering and price.

Security Products

Our security business produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation we are building a more comprehensive business that incorporates security technologies including watermarks, taggants, embedded threads and fibers, and machine-readable technologies to address the sophisticated fraud and security problems that more and more companies face. We focus our security business on checks, business and government documents, and the brand protection market. In December 2003, we expanded the scope of our security products business by acquiring BemroseBooth, a provider of secure and specialized print services headquartered in Derby, England.

Security Product Description

In 1994, Appleton introduced DocuCheck® Security Papers to provide reliable protection focused on the check market. We then introduced DocuMark® Custom Watermark products, which provide a proprietary method for increasing the security of a range of documents. DocuMark® Signature Watermarks are designed for applications such as vital records, titles, certificates and other official/high-value documents. Those three security products utilize watermarks and visible threads or fluorescent fibers embedded in the substrate that enable authentication of original documents and deter counterfeiting. Our TechMark® Intelligent Solutions products use digital coding features to provide authentication and identification. AssurMark™ Security Label Substrate uses a tamper-evident feature and covert authentication to deter remarking and counterfeiting fraud. Sales of our security products have not been significantly impacted by seasonality.

BemroseBooth products include security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed calendars. Sales of some of BemroseBooth’s printed products are affected by seasonality. Demand for their printed calendars and diaries peaks in the fourth quarter while sales of gift vouchers and similar products aimed at the retail segments typically increase at the same time.

Security Competitors

Our security competitors include Boise Cascade Corporation, MeadWestvaco Corporation, JB Rolland Papers Ltd., Portals Bathford, Arjo Wiggins, Communisis p.l.c., De La Rue International and Magnadata International Ltd. We believe we have a 5% share of the worldwide market for check paper and a smaller share in the secure document market. We believe no single producer has a significant share of the brand protection market. We do not expect the proposed sale of MeadWestvaco Corporation’s paper business to Cerberus Capital Management L.P will have a material effect on our business.

Performance Packaging Products

We entered the performance packaging business in 2003 with the acquisition of C&H Packaging Company, Inc. and American Plastics Company, Inc. C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. New England Extrusion manufactures single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high barrier coextruded films American Plastics produces. By sharing their capabilities American Plastics and New England Extrusion will be able to expand their abilities to design and produce films products with customer-specified properties.

In addition, we are using our coating and converting capabilities to develop and produce coated paper and composite structure substrates for the packaging industry.

Performance Packaging Description

C&H Packaging prints multilayered, plastic barrier films and pouches. C&H Packaging’s flexible packaging converting operation produces products that serve the dairy products, cheese and snack food and lidding markets as well as custom applications.

American Plastics manufactures multilayered, coextruded barrier films and also produces vacuum bags and pouches from those films.

New England Extrusion produces single and multilayer polyethylene films for packaging applications. New England Extrusion sells film to converters and end users in the United States and Canada who laminate, print, coat or convert films for flexible packaging applications. The company’s polyethylene film is converted to produce packaging for food, personal care, medical, and industrial products.

Recent examples of internally-developed performance packaging products include the MoistureBloc™ and StainBloc™ families of fiber-based substrates that provide resistance to moisture, grease, oil and abrasion. Our proprietary coatings enable those protective wraps, cartons and corrugate to appear and print like untreated stock yet provide excellent barrier performance. Unlike traditional barrier products, MoistureBloc and StainBloc can be completely repulped and recycled.

Our ThermaSense™ Insulating Paper is a high performance paper stock engineered for use in premium hot cups. ThermaSense Insulating Paper provides superior heat barrier and insulation properties compared to other paper-based cup stocks.

We are also using our knowledge of radio frequency identification technologies (RFID) and our strong alliances with manufacturers and systems integrators to help packagers and other potential customers explore and develop applications for RFID. RFID is a way to electronically control, detect and track items by using radio transmissions. A small tag or transponder attached or embedded into nearly any item quickly identifies the object using a unique-factory programmed code. Since RFID does not require line-of-sight between a transponder and a reader, the system overcomes the limitations of other automatic identification approaches like barcodes. Some current RFID applications include tags, ticket and labels, supply chain management, access control and temperature monitoring.

Sales of our performance packaging products are positively affected by the fourth quarter holiday season. Sales then tend to be slowest in the first quarter of the year.

Performance Packaging Competitors

The Flexible Packaging Association estimates that the U.S. flexible packaging market (which includes performance packaging) generates $20.5 billion in annual sales and employs approximately 87,000 people. Flexible and performance packaging operations range from small manufacturing companies with single facilities to large integrated corporations with up to 20 individual plant locations. The largest market for performance packaging is food, accounting for over 56 percent of shipments.

We have many performance packaging competitors including Pliant Corporation, Winpak, Master Packaging, Kendall Packaging Corporation, Cadillac Products Packaging Company, Clear Lam Packaging Inc., Progressive Packaging Ltd. and others.

Large producers such as Curwood, Printpak Inc. and Alcan Inc. may also be competitors in some market situations. We believe that we do not have a significant share of the performance packaging market.

Geographical Financial Information

Our revenues from sales in the U.S. were $720.0 million in fiscal 2004, $721.7 million in fiscal 2003 and $768.3 million in fiscal 2002. Our revenues from sales to customers in foreign countries were $269.5 million in fiscal 2004, $139.8 million in fiscal 2003 and $129.7 million in fiscal 2002. As a result of the BemroseBooth acquisition in December 2003, we held approximately $76 million in long-lived assets in foreign countries (substantially all of which were located in the United Kingdom) and approximately $565 million in long-lived assets in the U.S. as of January 1, 2005. Similarly, we held approximately $71 million in long-lived assets in foreign countries and approximately $617 million in the U.S. as of January 3, 2004. We did not hold a material amount of long-lived assets in foreign countries in fiscal 2002.

Research and Development and New Business Development

Research and development plays a vital role in our position as a leader in our chosen markets. Ongoing investment in research and development has enabled us to develop core competencies in the encapsulation process, specialty coating chemistry, coating application systems and security technologies.

Our R&D professionals are aligned with our business units (coated solutions, thermal and advanced technical products, security products and performance packaging). They work on cost reduction, product line extensions, new product development and technology transfer and development.

Our technology development team works to leverage and expand our expertise in coating applications, coating formulations, microencapsulation, security, adhesives, polymers and radio frequency identification technologies.

We incurred $18.1 million in research and development costs in fiscal 2004 related to the development of new products and significant improvements to existing products. We expect to incur a similar amount in 2005. Research and development costs in fiscal 2003 were $18.0 million.

Sales, Marketing and Distribution

We promote and sell our products through our own sales and marketing organization. Our sales personnel operate from field locations. Our marketing employees work to obtain and analyze market data, work with research and development personnel to develop new products and value-added services and provide support for our products. Our technical service representatives assist customers with product applications and improvements and complaint resolution by telephone and in person at customer locations. Our customer service representatives receive customer orders, establish delivery dates and answer inquiries about stock availability and order status.

We operate a network of eight distribution centers to store our products and distribute them to customers. Distribution centers are located in Appleton, Wisconsin; Harrisburg, Pennsylvania; Independence, Kentucky; Kansas City, Kansas; Portland, Oregon; Los Angeles, California; Atlanta, Georgia; and Peterborough, Ontario, Canada.

Customers

We currently have 35 merchant customers that stock and redistribute our carbonless sheet products on a national or regional basis through approximately 400 locations. Some of those merchants also redistribute our performance packaging products. We sell our carbonless rolls directly to 80 printer and converter customers. We also sell our carbonless rolls to over 400 forms printers through merchants on a drop-shipment basis. In those cases, we deliver our products from our distribution centers and provide customer support directly to the printer while the merchant bears the credit risk of nonpayment. We believe that during 2004 we were essentially the sole provider to over 80% of our carbonless customers.

We primarily sell our thermal products directly to converters who cut and rewind large rolls into smaller rolls, print and otherwise further process the paper based on end-user needs. In addition, we believe we were essentially the sole provider to three of our ten largest thermal customers and that we sold product to more than 80% of the potential thermal customers in the North American market in 2004.

We sell our security products to check and other security printers who print checks, titles, certificates and other secure documents. Customers for BemroseBooth products include some of the United Kingdom’s biggest brand names in retail, telecommunications, financial services and transportation.

We sell performance packaging products produced by C&H Packaging, American Plastics and New England Extrusion to the food, personal care, medical, household and industrial products industries as well as to packaging producers and film converters.

Sales to Unisource Worldwide, Inc. accounted for approximately 12% of our 2004 net sales and sales to xpedx accounted for approximately 8% of our 2004 net sales.

Customer Focused Quality

Customer Focused Quality (CFQ) means meeting or exceeding customer expectations in all aspects of every transaction with our company. This approach to serving customers has long been the core of our company culture, the hallmark of our competitive reputation and a point of differentiation from our competitors.

CFQ is a dynamic process designed to engage our employees. The process requires employees to identify their internal and external customers, define customer expectations, establish performance measures for meeting those expectations, and create a plan for continuous improvement. We believe that our employees’ ongoing commitment to CFQ significantly contributes to our ability to meet our business objectives.

Working Capital Practices

We maintain finished goods inventories at levels that enable us to provide approximately 98% availability of stock items and next day delivery to approximately 85% of our coated solutions and thermal and advanced technical products customers. We also maintain raw material inventories at levels consistent with demand for both stock and custom orders. The custom order lead times currently range from 10 to 21 days for the majority of carbonless products and approximately 21 days or less for the majority of thermal and advanced technical products. Our accounts receivable management practices, including terms of sale, are designed to accommodate the competitive differences of each business segment.

American Plastics primarily produces custom order films with lead times generally quoted in the range of 3 to 8 weeks, depending on the nature of the items and their production requirements. American Plastics carries some finished goods inventory that is limited to a few specific items to ensure 48-hour availability of those items. Raw material inventories reflect expected customer demand, supplier lead times and economic order quantities. Accounts receivable are managed in a manner consistent with industry practice.

A significant share of C&H Packaging’s volume is custom order business and raw materials are purchased as orders are received from customers. Most of these orders are on a make-and-ship basis. Order lead times are typically 4 to 5 weeks for rollstock and 5 to 6 weeks for pouches. Accounts receivable management practices reflect the competitive requirements of the business.

New England Extrusion generally carries finished goods inventory for customer orders only, with a limited program allowing orders to be held for short extended periods in certain circumstances. Order lead times are generally 2 to 6 weeks. Raw material inventories are maintained to meet both current and expected customer demand. Accounts receivable are managed in a manner designed to maximize turnover while remaining competitive with industry practice.

BemroseBooth has a mix of stock and custom orders. Raw material and finished goods inventories for stock items are consistent with historic order patterns and estimated demand. Raw materials for custom orders are purchased against those specific orders and the finished product is shipped immediately upon completion. Accounts receivable management practices are consistent with the industry.

Order Backlogs

In our coated solutions business, over 75% of orders call for stocking grades and a majority of sales of those stock products are delivered one day following the order. Less than 25% of our sales of coated solutions products derive from custom orders. The mix of orders in our thermal and advanced technical products business is approximately 70% stock and 30% custom. For competitive reasons we strive to maintain custom order lead times in a range of 10 to 21 days for coated solutions products and 21 days or less for thermal and advanced technical products. As of each year-end 2002, 2003, and 2004 products “ordered not shipped” totaled approximately 2% of our total annual shipment volumes of coated solutions and thermal and advanced technical products.

American Plastics’ order backlog consists primarily of custom orders scheduled so as to make the most efficient utilization of machine time. Backlogs typically cover 5 to 6 weeks of customer orders and include some advance or blanket orders placed by customers covering their requirements for the next several months.

Due to the predominantly custom order nature of the business, C&H Packaging generally reports backlogs in the range of 8 to 10 weeks, with some of these orders representing customers’ requirements for a number of months, perhaps for the entire year. At year-end 2004, the value of products “ordered not shipped” approximated 17% of annual shipments.

New England Extrusion’s order backlog includes only customer orders for near-term delivery, though some finished orders are held for customers, at their request, for short periods before delivery. Backlogs are generally in the 2 to 6 week range. Certain customers supply blanket orders for delivery in future months, which extends this backlog.

A significant share of BemroseBooth’s business derives from custom orders and is managed in terms of contractually agreed delivery dates. Typically, approximately 95% of these orders are delivered on time. In the promotional products segment of their business, many of these products (e.g., calendars and gift vouchers) are shipped well in advance of the calendar year-end and there is, effectively, no order backlog.

Manufacturing

To produce carbonless paper, we coat the microcapsules onto paper either on a paper machine, where the paper is first manufactured and then, in a continuous process, coated with the microcapsules, or on an off-machine coater where previously manufactured paper is coated in a separate operation.

Coating the microcapsules on the paper machine is a technically challenging but efficient process because it saves the costs of winding, transporting and unwinding the paper before sending it through an off-machine coater. We believe we are the only U.S. carbonless producer that uses on-machine coating to produce CFB (coated front and back) paper by simultaneously applying a receiver material to the front side of the paper and the microcapsules to the backside of the paper.

We manufacture all our thermal paper on off-machine coaters at the Appleton plant. We mix the specialized dyes, coreactants and stabilizers required for the thermal image reaction and apply those and other needed coatings to base stock, often in a continuous process in which the paper is coated and dried up to three times in a single pass through a coating machine. Significant technical challenges in coating thermal paper include both applying expensive coating materials in an efficient manner and drying the coated paper at low heat to prevent image reaction.

Paper machines and off-machine coaters are large, complex machines that operate most efficiently when operated continuously. Paper machine production and yield decline when a machine is stopped for grade changes in coatings, basis weight, color or width. Therefore, we organize our manufacturing processes so that all our paper machines and most of our coaters run almost continuously throughout the year. We schedule our higher volume, longer runs of carbonless products at our pulp and paper mills located in West Carrollton and Roaring Spring. Shorter runs of carbonless products as well as thermal and specialty coated products are produced on coaters at the Appleton plant.

The Appleton plant also produces all of our carbonless sheet products. As the demand for carbonless paper continues to decline, which we expect to occur, we will move carbonless production to our mills. We are investing $16 million to expand the scope of our coating capabilities at the plant. We expect to use the open capacity at the Appleton plant for the production of technical products and new products developed through our new product development efforts.

The Roaring Spring mill is a fully integrated pulp and paper mill. Two of the mill’s three paper machines produce carbonless products while a third machine produces our security products. In 2004, we approved $8 million of capital investment to upgrade and expand the production capabilities of two of the mill’s paper machines to increase the range and scope of their abilities to manufacture security products.

The West Carrollton mill is the focus of our recycling operations. The mill features extensive waste paper processing and deinking operations. West Carrollton’s three paper machines produce carbonless and thermal base stock and finished carbonless paper products.

C&H Packaging is an integrated pre-press, printing, laminating and converting operation. C&H Packaging prints multilayered, plastic films on high-speed, multicolor, flexographic printing presses using waterborne ink systems. The C&H Packaging’s flexible packaging converting operation produces products that serve the dairy products, cheese and snack food and lidding markets as well as custom applications.

American Plastics manufactures multilayered, coextruded barrier films and also produces vacuum pouches from those films.

New England Extrusion produces single and multilayer polyethylene films for packaging applications.

BemroseBooth produces its secure mail, promotional, security and information products at its manufacturing site in Derby, England. The company manufactures its transit and parking products at Hull. The barcoded labels and bureau operations are focused in Teesside.

Raw Materials

Our principal raw materials consist of base stock, chemicals, pulp, and wastepaper. In fiscal 2004, those materials made up approximately 42% of the annual cost of goods sold. Our largest raw material component is base stock, which was approximately 17% of our cost of goods sold in fiscal 2004. Most of our externally purchased base stock—rolls of uncoated paper used in the production of coated paper products—is acquired from four sources with whom we have pricing and volume target purchase agreements. These agreements protect us to some extent from the significant pricing cycles for pulp and commodity paper products.

Approximately 10% of our cost of goods sold in fiscal 2004 was for pulp, wood and wastepaper used in the Roaring Spring and West Carrollton paper mills. While wastepaper and pulp prices are subject to swings in the supply and demand cycle for pulp and commodity papers, we seek to reduce the impact of those swings by negotiating price and volume agreements for pulp and by purchasing wastepaper through a national broker.

The technical challenges of manufacturing our products require Appleton to use many specialty raw materials, designed and manufactured to work with our products and manufacturing processes. We make purchasing decisions based upon quality, service, value and long-term strategic importance. We have long-term agreements with key suppliers designed to ensure stable and consistent supply, to promote joint development and engineering of new raw materials and products, to enhance total value to our customers and to protect mutual strategic interests.

We are a party to two significant chemical supply agreements, one of which is with Nisseki Chemical Texas Inc. and commenced January 1, 2002. Under this agreement we purchase primary solvents, which are a key component in our carbonless paper manufacturing process. The cost of those purchases was approximately 4% of our total 2004 chemical purchases. Pursuant to this agreement, we are obligated to purchase a significant volume of our primary solvent needs through December 31, 2007. The agreement continues year to year after 2007 until either party terminates the contract.

We are also a party to a chemical supply agreement with ESCO Company Limited Partnership, Mitsui Toatsu Chemicals, Inc. and Yamamoto Chemicals, Inc., which commenced July 1, 1997. Under this agreement, we purchase black color formers, which are chemicals that interact with other chemicals to form a black marking. The cost of those purchases was approximately 11% of our 2004 chemical purchases. Pursuant to this agreement, we are obligated to purchase a significant portion of our black color former needs through June 30, 2007.

We are also party to a significant base stock supply agreement with Appleton Coated LLC, which commenced December 30, 2001. The cost of those purchases was approximately 63% of our total 2004 base stock purchases. Pursuant to this agreement, which was amended effective as of January 14, 2005, we are obligated to purchase 67,500 tons of base stock during 2005 and 25,000 tons of base stock in 2006. The term of this agreement, as amended, expires on January 2, 2007.

Principal raw materials used at C&H Packaging are mono and multilayered plastic films, inks and adhesives. The primary raw material used at American Plastics is resin pellets made from polyethylene, ethylene vinyl alcohol copolymer (EVOH) or nylon. At New England Extrusion resin pellets made from polyethylene are the primary raw material used. At BemroseBooth raw material purchases mainly comprise paper, self-adhesive laminates, inks and hologram foil.

Information Technology

We have completed all three waves of our enterprise resource planning conversion project known as Project Venture. This conversion of our computer system software optimizes our business operations and expands our capabilities to accommodate business growth. The first wave involved the financial and nonstock procurement processes. The second wave focused on the order-to-cash cycle (order entry, pricing, distribution, inventory planning, invoicing and accounts receivable). The third wave, which began in the second quarter of 2004, involved our manufacturing and stock procurement processes and was implemented at each manufacturing site during the second half of 2004. Prior to implementing the third wave of Project Venture, we upgraded our computer hardware to accommodate the additional transaction volume. Our total expenditures for Project Venture were approximately $23 million.

Employees

As of February 28, 2005, we employed 3,406 persons, of whom 1,988 were covered by union contracts. Of our 2,636 U.S. employees, 2,279 currently have an investment in the Company Stock Fund of our KSOP, including 1,316 of our 1,522 U.S. union employees.

Manufacturing employees at our major manufacturing facilities in Appleton, Roaring Spring and West Carrollton are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union, or PACE. We entered into long-term labor contracts for all three of these facilities early in 2001 and recently entered into a two-year extension of the labor contract at our Appleton facility. The labor contract at our West Carrollton facility will expire in 2006, the Roaring Spring labor contract will expire in 2007 and the labor contract at our Appleton facility will now expire in 2008. As of February 28, 2005, 1,480 employees were covered by the labor contracts at these three facilities.

PACE also represents employees at the Appleton, Harrisburg and Edwardsville distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and our other distribution centers in Georgia, Kentucky, California and Oregon, as well as C&H Packaging, American Plastics and New England Extrusion have chosen not to be represented by a union. Office employees have also chosen not to be represented.

Manufacturing employees at our Derby and Hull manufacturing facilities in the United Kingdom are represented by the Graphical, Paper and Media Union. These employees are covered by a national labor agreement that is reviewed annually in April by the Graphical, Paper and Media Union and the British Printing Industries Federation. As of February 28, 2005, 466 United Kingdom employees were represented by the union. Employees at the Teesside, England facility have chosen not to be represented by a union.

We have enjoyed good labor-management relations over an extended period of time. There have been no work stoppages over the last 30 years. We believe this long-term relationship has been critical in developing efficient manufacturing sites and a workforce that is highly committed to Customer Focused Quality and the success of our company.

Intellectual Property

Our wholly-owned subsidiary, WTA Inc., owns approximately 70 unexpired U.S. patents, through assignment from Appleton, covering carbonless and thermal paper products and manufacturing technologies, with foreign counterparts in Canada, Europe and Japan. We have also licensed technology from other paper manufacturers mainly involving non-critical manufacturing processes or materials used in such processes. Together with NCR, we have licensed technology to Kanzaki Specialty Papers, Nippon Paper Industries Co., Ltd., formerly Jujo Paper Company, Ltd., and Yamamoto Chemicals Inc.

As part of the acquisition of our business from NCR in 1978, we obtained a 100-year license to use forms of the NCR PAPER* trademark that are used as our brand for carbonless products.

We do not believe that any single patent or patent application is material to our business or operations. We believe that the duration of our existing patents is consistent with our business needs.

Environmental Matters

General

Our operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of wastewater and stormwater, storage, treatment and disposal of materials and waste, remediation of soil, surface water and groundwater contamination, and liability for damages to natural resources.

We are subject to the following material environmental laws and regulations:

•	the Comprehensive Environmental Response Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, which governs the identification, reporting and cleanup of hazardous substances that have been released into the environment;

•	the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act and Hazardous and Solid Waste Amendment, which governs the disposal of solid waste and the identification, treatment and disposal of hazardous waste;

•	the Toxic Substances Control Act, which governs the regulation of hazardous chemical substances, such as asbestos, polychlorinated biphenyls, radon and lead;

•	the Federal Water Pollution Control Act, as amended by the Clean Water Act, which governs the regulation of the discharge of pollutants into navigable waters;

•	the Clean Air Act, which governs the regulation of the emission of contaminants into the atmosphere;

•	the Emergency Planning and Community Right-to-Know Act, which governs the reporting and emergency notification of hazardous and toxic chemicals used in or released from a facility;

•	similar state statutes and regulations; and

•	the United Kingdom Environmental Protection Act 1990 and the Health and Safety At Work Act 1974, including various regulations under these statutes.

Compliance with these laws and regulations is an increasingly important factor in our business. We expect to incur capital expenditures of approximately $3 million in 2005 and a total of $18 million from 2006 through 2009 and to continue to incur expenditures after 2009 in order to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. Compliance with these regulatory requirements is likely to increase our expenses, reduce our earnings and adversely affect the operating flexibility of our manufacturing operations, which could harm our competitive position, especially relative to foreign competitors who may not be subject to the same restrictions and attendant compliance costs. For example, several of our facilities will likely be subject to new MACT regulations under the Clean Air Act for Industrial/Commercial Boilers and Process Heaters, which regulations may require significant expenditure to achieve compliance with new emissions limitations. The regulations allow three years to achieve compliance with the emissions limitations, and the projected capital expenditures required to achieve compliance are included in the projected capital expenditures set forth above.

We are subject to strict and, under some circumstances, joint and several liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that we own or operate and at properties where we or our predecessors have arranged for the disposal of regulated materials. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. We could be involved in additional proceedings in the future and the total amount of these future costs and other environmental liabilities may be material. To our knowledge, we have only been named a potentially responsible party, or PRP, at one site for which our liability may be significant, the Lower Fox River site, which is described below, although it is possible that we could be named as a PRP for additional sites in the future.

Portage Plant

The Portage, Wisconsin plant operates under various state and federal permits for discharges and emissions to air and water. There are no known material liabilities with respect to environmental compliance issues at the Portage plant.

Roaring Spring Mill

The Roaring Spring, Pennsylvania mill operates under various state and federal permits for discharges and emissions to air and water. We have submitted to the State of Pennsylvania, and received state approval for, a landfill closure plan for a non-hazardous clay-lined landfill that is present at the Roaring Spring mill. We closed this landfill in 2003. We estimate our long-term groundwater monitoring costs to be up to $725,000 in aggregate over the next 30 years.

Appleton Plant

The Appleton, Wisconsin plant operates under various state and federal permits for discharges and emissions to air and water. Except for the Fox River matter, described below, there are no known material liabilities with respect to environmental compliance issues at the Appleton plant.

West Carrollton Mill

The West Carrollton, Ohio mill operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing polychlorinated biphenyls (“PCBs”) through the early 1970s, there have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility and low levels of PCBs have been detected in the groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton mill.

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, we believe that it could be necessary to undertake remedial action in the future, although we are currently under no obligation to do so. We have not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments is expected to involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action—including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River—is estimated to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and our share of these remediation costs, if any, no provision has been recorded in our financial statements for estimated remediation costs. In conjunction with the acquisition of Appleton by the ESOP in 2001, AWA agreed to indemnify us for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owner and operator of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

Other than the PCB contamination in the area of the wastewater impoundments, there are no other known material liabilities with respect to environmental issues at the West Carrollton mill.

Merrill and Rhinelander Plants

Our C&H Packaging and American Plastics plants in Merrill, Wisconsin and Rhinelander, Wisconsin, respectively, operate under various state and federal permits for discharges and emissions to air and water. There are no known material liabilities with respect to environmental compliance issues at these plants.

Turners Falls and Milton Plants

Our New England Extrusion plants in Turners Falls, Massachusetts and Milton, Wisconsin operate under various state and federal permits for discharges and emissions to air and water. There are no known material liabilities with respect to environmental compliance issues at these plants.

United Kingdom Manufacturing Facilities

Our three BemroseBooth manufacturing facilities in Derby, Hull and Teesside operate under various permits for discharges and emissions to air and water. There are no known material liabilities with respect to environmental compliance issues at these facilities.

Lower Fox River

Introduction. Various state and federal government agencies and Native American tribes have asserted claims against us and other parties with respect to historic discharges of PCBs into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, the Combined Locks paper mill now owned by Appleton Coated LLC (which is still owned by Arjo Wiggins’ ultimate parent) and from other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River. Low levels of PCBs have also been washed by the Lower Fox River into Green Bay, which is part of Lake Michigan.

In June 1997, the EPA published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act, which we refer to as CERCLA, or Superfund. The EPA identified seven PRPs for PCB contamination in the Lower Fox River, including NCR and our company as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Fox River, including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

Remedial Action. On January 7, 2003, the DNR issued a ROD, with which the EPA concurred, on the first two segments of the river, which are largely upstream of the Appleton plant. The ROD provides for dredging and capping in the first segment and monitored natural recovery in the second segment. However, the ROD also provides that up to 25% of the remedy in the first segment may consist of capping if dredging proves not to be cost-effective and certain conditions are met. Pursuant to a consent decree entered by the U.S. District Court Eastern Wisconsin District in early 2004, Glatfelter and WTM I are now managing response work for the first segment, with oversight from the EPA and DNR. Glatfelter and WTM I began dredging work to implement this ROD in mid 2004. It is our position that neither Appleton nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. On July 28, 2003, the DNR and EPA issued a ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay) which also provides for substantial dredging in that portion of the river.

In the two RODs, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $400 million, an increase of $67 million over prior estimates, over a 7 to 18-year time period. Most of the estimated costs relate to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Based on cost estimates of large-scale dredging response actions at other sites and many subjective assumptions regarding the work to be done, engineers engaged by several of the PRPs have estimated that the cost of remediation work in the Lower Fox River could be between $740 million and $1.6 billion. The DNR strongly disputes this analysis and continues to believe that its cost estimates are accurate.

We do not believe that the remedial action proposed by the DNR in the two RODs is appropriate or cost-effective. We, along with the other PRPs, have developed a substantial body of evidence that we believe demonstrates that selection of alternatives involving active, river-wide remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing, vigorous debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage contaminated sediments. We believe that the remedy adopted in the RODs is inappropriate and may be substantially modified and improved over time through further design and experience. We base our cost estimates for remediation on the remedies adopted in the RODs.

As noted above, Glatfelter and WTM I are currently conducting remediation efforts in the first segment under a consent decree. Pursuant to this consent decree, the two parties each contributed $25.5 million into an escrow account to cover the costs of the required remedial action, with the EPA also contributing $10 million toward this work. Glatfelter and WTM I have stated that they believe that this combined funding of $61 million will be sufficient to cover the entire cost of the remedial action required under the consent decree.

Natural Resource Damages (“NRD”). In October 2000, the U.S. Fish & Wildlife Service released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees’ planned approach for restoring natural resources injured by PCBs and calculating the potential natural resource damages under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that natural resource damages will fall in the range of $176 million to $333 million for all PRPs in the aggregate. The total costs estimated by the DNR, EPA and FWS for the proposed remediation and NRD discussed above range from $576 million to $733 million. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. On March 19, 2004, state and federal trustees and Fort James Operating Company, a subsidiary of Georgia-Pacific Corporation (“Fort James”), the owner of one of the reprocessing mills, entered into a consent decree in settlement of NRD claims against Fort James. Under the settlement, Fort James will pay for or conduct restoration projects with a total cost of approximately $12 million. We anticipate the actual costs for the PRPs to settle NRD claims related to the Lower Fox River will be significantly less than the initial range of $176 million to $333 million.

Our Share of Liability. We purchased the Appleton plant from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nevertheless, pursuant to CERCLA, we and NCR are viewed by the EPA as PRPs. Accordingly, we and NCR asserted indemnity claims against each other pursuant to the terms of the agreement for the purchase of the assets of the business in 1978. In order to resolve our indemnification obligations to each other, we entered into an interim settlement agreement with NCR in 1998 under which the parties agreed to share both defense and liability costs arising from the Lower Fox River.

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each PRP and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which we formerly owned and which is now owned by an affiliate of Arjo Wiggins) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized by the FWS and may be revised. The FWS analysis will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers we have engaged, we believe that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of our potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, we could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, we believe that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

Interim Restoration and Remediation Consent Decree. We entered into a consent decree on December 10, 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes, which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, we and NCR agreed to provide up to $41.5 million over a period of four years, up to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. We and NCR will each pay approximately half of the amounts paid under the consent decree. Through the end of 2004, we have paid approximately $16.5 million under the consent decree. Under the consent decree, the IGP agree not to sue or take administrative action against us and NCR during the four-year period, including pursuant to any claims that could be made as a result of the issuance of the ROD. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against us and NCR. However, under the decree, we and NCR will receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period, including pursuant to any claims that could be made as a result of the issuance of the RODs. Appleton recorded a charge of $19.2 million for its discounted share of the arrangement during the first quarter of 2001. At January 1, 2005 this liability was approximately $6.1 million.

Estimates of Liability. A precise estimate of our ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to:

•	the scope and cost of implementing the final remediation plan;

•	the scope of restoration and final valuation of federal and state NRD assessments;

•	the evolving nature of remediation and restoration technologies and governmental policies; and

•	our share of remediation and NRD costs relative to the other PRPs.

However, the issuance of the RODs and the beginning of remediation activities in the first segment of the Lower Fox River greatly reduce the uncertainty about the remedy that will be implemented in the Lower Fox River and provides us the ability to reasonably estimate our potential liability. Accordingly, we have recorded a reserve for this environmental liability. At January 3, 2004, this reserve approximated $109.1 million. During fiscal 2004 the total reserve was accreted by $6.9 million while payments against the reserve totaled $14.6 million. This resulted in a remaining reserve of $101.4 million as of January 1, 2005, of which $6.1 million is recorded in other accrued liabilities and $95.3 million is recorded as an environmental liability.

As discussed below, AWA agreed to indemnify us for certain liabilities related to the Lower Fox River. At January 1, 2005, the total indemnification receivable from AWA is $77.8 million, of which $6.1 million is recorded in other current assets and $71.7 million is recorded as an environmental indemnification receivable. The $23.6 million difference between the reserve and the indemnification receivable represents the discounted share of Lower Fox River costs for which we are responsible. A $21.0 million charge was recorded against earnings in 2002 and has accreted to $23.6 million through the end of 2004. This discounted share was calculated using a discount rate of 6.0%, which represents our estimate of the fair market interest rate at which this liability could be settled in an arm’s length transaction. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

We used the estimates described below, including the most recent government agency estimates, in evaluating our total Lower Fox River environmental liability and establishing our environmental liability reserves:

•	total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency;

•	the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than our estimate (we assume that Appleton and NCR are primarily responsible for only the discharges from our plant and our former mill and not for other discharges);

•	costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s $12 million settlement of NRD claims against Fort James;

•	our responsibility for about half of the claims asserted against Appleton and NCR, based on our interim settlement agreement with NCR, the terms of which are confidential; and

•	$20 million in fees and expenses.

Because of the numerous uncertainties underlying these estimates, it is possible that our share of costs could be higher.

AWA Indemnification. In conjunction with the acquisition of Appleton in 2001, we entered into two indemnification agreements under which AWA agreed to indemnify Paperweight Development and Paperweight Development agreed to indemnify us for, and pay, all governmental and third party environmental liabilities and all costs and expenses incurred by us in defending ourselves against certain governmental and third party environmental claims, which we refer to as the Fox River Liabilities. The Fox River Liabilities also include fees and expenses of our environmental counsel, advisers, engineers and scientific experts, and the costs incurred in obtaining studies and other analyses concerning various remedial alternatives for the Lower Fox River.

The indemnification agreements mirror one another and result in our receiving the indemnification payments directly or indirectly from AWA. This summary assumes that AWA is satisfying the Fox River Liabilities by paying us directly or making payments on our behalf to third parties, even though the indemnification agreements provide that Paperweight Development is indemnified by AWA and Paperweight Development indemnifies us.

Under the indemnification agreements, we will be indemnified for the first $75 million of Fox River Liabilities and for those in excess of $100 million. We are responsible for the $25 million of liabilities between $75 million and $100 million. The indemnification agreements provide that it is the intent of the parties that at no time will we or Paperweight Development be required to fund any costs and expenses relating to the Fox River Liabilities for which we or Paperweight Development will be indemnified. Pursuant to these agreements, AWA paid $35.5 million in connection with the Fox River Liabilities through 2004.

In connection with our repurchase of the deferred payment obligation in June 2004, we amended the indemnification agreements relating to the Fox River Liabilities to (a) delete the requirement that AWA provide us with a quarterly certification as to its consolidated tangible net worth and make an escrow deposit if its tangible net worth were to decline below a specified amount, and (b) provide that AWA will satisfy its obligation to indemnify us for the first $75 million of Fox River Liabilities once it has expended $75 million, without regard to insurance and other recoveries from third parties.

We also agreed to amend the purchase agreement relating to the acquisition to (a) delete the requirement that AWA provide us with a quarterly certification of its tangible net worth and make an escrow deposit if its tangible net worth were to decline below a specified amount and (b) eliminate certain of AWA’s indemnity obligations to us, other than those relating to (i) inaccuracies in the environmental representations and warranties made by AWA and its affiliates, (ii) certain known environmental matters that existed at the closing of the acquisition, (iii) environmental matters relating to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of our former affiliates and subsidiaries and (iv) environmental matters relating to the real property on which the Harrisburg, Pennsylvania plant and distribution center, which we owned prior to our sale of the Harrisburg plant to a third party, are located.

In connection with the indemnification agreements and in order to assure us, the ESOP Trustee and our lenders that AWA would be able to meet its indemnification obligations under these agreements, AWA purchased and fully paid for indemnity claim insurance from an affiliate of American International Group, Inc., or AIG.

The AIG insurance policy is a $250 million policy that is designed to provide coverage, with the exception described below, for an increasing amount of potential Fox River Liabilities for each of the 12-month periods beginning November 9th of the years specified below:

Year	Maximum Coverage
2001	$75 million
2002	$100 million
2003	$125 million
2004	$150 million
2005	$175 million
2006	$200 million
2007 and thereafter	$250 million
(unless reduced as described below)

The amounts available under the AIG insurance policy were determined as a result of negotiations with AWA and are not based on any particular cost estimates. We believe that the $250 million available under the AIG insurance policy will be in excess of our ultimate liability for remediation of the Lower Fox River even if (a) the costs of remediation was to be twice the government agencies’ estimate of $400 million, (b) our NRD settlement was to be twice the $12 million obtained by Georgia-Pacific, and (c) our combined share with NCR of all of these liabilities were to be substantially more than any estimate of our share of PCB discharges.

The AIG insurance policy was designed to provide a funding source to satisfy the Fox River Liabilities and other liabilities. As such, the policyholder (described below) has designated a third party administrator to manage the various environmental issues that arise with respect to the Lower Fox River. This administrator works with AWA and our employees to the extent requested as negotiations and discussions occur with governmental authorities and third parties. As we incur costs and expenses that constitute Fox River Liabilities, we submit invoices to the administrator, which are in turn submitted to AIG and then paid under the AIG insurance policy. As noted above, the indemnification agreements negotiated with AWA and the AIG insurance policy are designed to ensure that we will not be required to fund any costs and expenses for the Fox River Liabilities and to assure us, the ESOP Trustee and our lenders and investors that we will not have to rely on AWA itself to make these payments. This arrangement is working as designed.

The maximum coverage amounts under the AIG insurance policy will not decrease below the amounts set forth in the table above before December 14, 2008, unless we experience certain types of changes of control or we repay the new senior credit facilities in full (other than in a refinancing transaction). If (1) a designated debt arbiter does not determine that we will have sufficient internal cash to repay the new senior credit facilities prior to December 14, 2008, or if the designated debt arbiter determines that we will have sufficient cash but we do not actually repay the new senior credit facilities or irrevocably deposit funds sufficient to repay the new senior credit facilities at stated maturity, (2) AWA shall have committed a payment default under its indemnification obligations in excess of $1 million that is not cured within 60 days of written notice or (3) a designated environmental arbiter determines that the aggregate projected amount for which AWA will be liable during the period from December 14, 2008 to November 8, 2011 (the “Extension Period”) will exceed the aggregate amount available under the annuity described below during the Extension Period (the “Excess Amount”), then the amount of coverage required under the AIG insurance policy during the Extension Period will be equal to the “Extension Coverage.” The Extension Coverage will be the lesser of (1) two times the Excess Amount or (2) the amount of coverage available under the AIG insurance policy remaining on December 14, 2008.

The AIG insurance policy is owned by a Bermuda corporation which we refer to as the policyholder. Under the indemnification agreements, the policyholder has the right to elect to reduce the maximum coverage amounts to the amounts set forth in the table below if certain conditions are met or upon a change of control. At such time, AIG will make available to the policyholder a stream of payments that continues until 2027, which we refer to as the annuity. Those amounts are set forth in the table below.

Annual Period beginning November 9	Reduced Cumulative Limits
2001	$0
2002	0
2003	0
2004	0
2005	0
2006	0
2007	0
2008	0
2009	974,542
2010	3,896,702
2011	6,881,895
2012	9,125,116
2013	16,287,666
2014	23,527,511
2015	34,453,450
2016	44,718,431
2017	51,807,787
2018	57,709,883
2019	63,704,440
2020	76,385,890
2021	88,220,707
2022	100,440,156
2023	113,056,736
2024	126,083,355
2025	139,533,340
2026	153,420,449
2027	167,000,000

In order to establish and administer the AIG insurance policy, AWA and Paperweight Development each formed direct or indirect special purpose subsidiaries that jointly own the policyholder. The policyholder owns and is the direct beneficiary of the AIG insurance policy. At the closing of the acquisition, AWA assigned, and the policyholder assumed, AWA’s share of the Fox River Liabilities under AWA’s indemnification agreement in exchange for a capital contribution by AWA to the policyholder in the amount of the premium due under and to fully purchase the AIG insurance policy. AWA has not been released from its primary responsibility for performance under its indemnification agreement. This structure is intended to protect the policyholder and the AIG insurance policy from claims made by the creditors of AWA, Paperweight Development and/or their respective affiliates, including the special purpose subsidiaries that own the policyholder, in a bankruptcy or other liquidation proceeding involving any of these companies.

At the closing of the acquisition, AWA, Paperweight Development, the special purpose subsidiaries and the policyholder entered into a Relationship Agreement, which, among other things and subject to certain limited exceptions, prohibits AWA and Paperweight Development from taking any actions that would result in any change to this structure including, without limitation, (1) amendments to the charter documents of any of the special purpose subsidiaries or the policyholder, (2) issuances, redemptions or transfers of any of the equity securities of the special purpose subsidiaries or the policyholder and (3) transfers or assignments of the AIG insurance policy. In addition, AWA and Paperweight Development agreed, with respect to the special purpose subsidiaries, and the special purpose subsidiaries agreed, with respect to the policyholder, that they will not make any assignment for the benefit of creditors, consent to the appointment of a receiver for their assets, or file any petition or application under any bankruptcy, reorganization or similar liquidation law or regulation.

The indemnification agreements provide that AWA can elect to control and manage the Fox River Liabilities with the cooperation and assistance of our personnel. We have agreed to make certain of our employees available to AWA at its cost to assist with discussions and negotiations with the EPA, the DNR, the FWS and other governmental agencies. AWA is controlling and managing the Fox River Liabilities with our assistance.

The indemnification agreements provide for a dispute resolution process involving arbitration in accordance with the Center for Public Resources—Rules for Non-Administered Arbitration.

AWA’s indemnification obligation to us is also discussed in Notes 1 and 17 of Notes to Consolidated Financial Statements.

Item 2. Properties

We own or lease the facilities reflected in the table below. We believe that our plants and facilities have been well maintained, are in good condition, are suitable for their respective operations and provide sufficient capacity to meet production requirements.

Location	Description	Approximate Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Office and Manufacturing Plant	1,270,000	Owned
Portage, Wisconsin	Capsule Manufacturing Plant	44,000	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	634,000	Owned
West Carrollton, Ohio	Pulp and Paper Mill	750,000	Owned
Merrill, Wisconsin	Flexible Plastics Printing and Converting Plant	128,000	Owned
Rhinelander, Wisconsin	Film and Commercial Packaging Plant	60,000	Owned
Turners Falls, Massachusetts	Film and Commercial Packaging Plant	105,000	Owned
Milton, Wisconsin	Film and Commercial Packaging Plant	35,000	Owned
Derby, England	Headquarters Office and Manufacturing Plant	230,000	Owned
Derby, England	Manufacturing Plant	30,000	Lease expires 3/25/06
Hull, England	Manufacturing Plant	80,000	Owned
Teesside, England	Manufacturing Plant	15,000	Lease expires 2/21/10
Wednesbury, England	Warehouse (Vacant)	28,000	Lease expires 3/25/13
Appleton, Wisconsin (East Warehouse Road) (1)	Warehouse	432,000	Lease expires 11/30/05
Appleton, Wisconsin (Kensington Drive) (1)	Distribution Center	357,000	Lease expires 12/31/09
Independence, Kentucky	Distribution Center	352,000	Lease expires 3/31/06
Harrisburg, Pennsylvania	Distribution Center	302,000	Lease expires 8/16/06
Ontario, California	Distribution Center	260,000	Lease expires 5/31/05
Edwardsville, Kansas	Distribution Center	244,000	Lease expires 12/28/10
McDonough, Georgia	Distribution Center	211,000	Lease expires 3/31/07
Portland, Oregon	Distribution Center	53,000	Lease expires 12/31/06
Peterborough, Ontario, Canada	Distribution Center	58,000	Lease expires 12/31/07

(1)	The East Warehouse Road and Kensington Drive facilities are operated as a single distribution center.

Our performance packaging business is primarily operated at the Merrill and Rhinelander, Wisconsin and Turners Falls, Massachusetts locations. A significant portion of our security business is operated at the Derby, Hull and Teesside, England locations.

Between fiscal 2000 and fiscal 2004, we invested approximately $236 million in capital improvements, approximately $186 million of which was spent at our manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $186 million spent at our manufacturing facilities, approximately $18 million was spent to comply with applicable environmental regulations. Through fiscal 2004, we spent approximately $21 million in capital (plus $2 million in associated expenses for training, maintenance contracts and lease costs) on our enterprise resource planning conversion project known as Project Venture. This project was completed in the fourth quarter of fiscal 2004.

We also maintain nine field sales offices in the U.S., all of which are in leased premises under short-term leases.

Item 3. Legal Proceedings

From time to time we may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of our business. For example, in Ellis, Cinquanti and McLaughlin v. Appleton Papers Inc., a product liability case pending in U.S. District Court in Syracuse, New York, the plaintiffs generally allege that exposure to carbonless paper has caused reactions which are totally disabling and that they are, therefore, entitled to substantial damages. The plaintiffs are seeking monetary damages in an aggregate amount of $9 million, plus punitive damages. We have defended a number of such cases over the past 25 years, settling some for amounts which are not material to our business and obtaining dismissals in others based on various arguments, including, in one case, that the plaintiff’s alleged proof that carbonless paper causes injury was based on “junk science.” While we are vigorously defending ourselves and expect to prevail in this case and in any similar cases that may be brought against us in the future, there can be no assurance that we will be successful in our defense.

Other than the Lower Fox River matter described above, and unless our expectations regarding matters such as Ellis et al. prove to be wrong, we do not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

For a discussion of environmental matters see “Item 1. Business—Environmental Matters” and Note 17 of Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the common stock of Paperweight Development or Appleton. All of the outstanding shares of Paperweight Development are owned of record by the KSOP, in which there are approximately 2,460 participants who have invested in the Company Stock Fund as of December 31, 2004. All of the outstanding shares of Appleton are owned of record by Paperweight Development.

No dividends have been declared on the common stock of Paperweight Development or Appleton in the last two fiscal years and neither of these entities currently anticipates paying dividends in the foreseeable future. Each of these entities is restricted from declaring dividends and repurchasing common stock pursuant to provisions contained in our new senior credit facility and new note indentures. Refer to Notes 10 and 20 of the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

The following tables set forth selected historical consolidated financial data for Paperweight Development and Appleton as of and for each of the five fiscal years in the five year period ended January 1, 2005. The historical consolidated financial data for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 were derived from our consolidated financial statements included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as indicated in its report included in “Item 8. Financial Statements and Supplementary Data.” The remaining historical financial data presented below were derived from our audited consolidated financial statements not included in this report. The historical consolidated financial data presented in this report are not necessarily indicative of our financial position or the results of operations for any future period. The financial and other operating data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and our historical consolidated financial statements and related notes included elsewhere in this report.

	(Successor Basis)				(Predecessor Basis)
	2004	2003	2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001	2000
	(in thousands)				(in thousands)
Statement of Operations Data:
Net sales	$989,508	$861,453	$897,973	$112,950	$842,868	$1,080,013
Cost of sales	735,075	634,323	630,712	76,345	591,741	752,616

Gross profit	254,433	227,130	267,261	36,605	251,127	327,397
Selling, general and administrative	197,780	159,103	156,577	18,693	135,126	166,238
Restructuring and other charges (1)	2,989	2,629	—	—	6,385	7,816
Special charges (2)	—	—	21,017	—	24,301	18,488

Operating income	53,664	65,398	89,667	17,912	85,315	134,855

Interest expense	49,595	54,160	68,354	10,638	25,441	43,244
Debt extinguishment expense	30,779	1,396	11,754	—	10,392	7,502
Interest income	(2,232)	(315)	(990)	(406)	(8,818)	(13,750)
Other expense (income)	304	(1,085)	(46)	(53)	492	(1,176)

(Loss) income before income taxes from continuing operations	(24,782)	11,242	10,595	7,733	57,808	99,035
Provision for income taxes	249	83	503	117	20,625	32,874

(Loss) income from continuing operations	(25,031)	11,159	10,092	7,616	37,183	66,161
Loss from discontinued operations, net of tax (3)	—	—	—	—	(4,462)	(13,063)

Net (loss) income	$(25,031)	$11,159	$10,092	$7,616	$32,721	$53,098

Other Financial Data:
Depreciation and amortization	77,339	71,218	67,977	6,005	36,659	42,897
Capital expenditures	36,497	29,903	32,444	6,741	49,804	81,072
Ratio of earnings to fixed charges (4)	0.5	1.2	1.1	1.7	3.1	3.1
Balance Sheet Data (at end of period):
Working capital (deficit) (5)	$191,268	$121,602	$89,706	$145,043	$181,187	$(171,503)
Total assets	1,074,439	1,069,771	960,162	1,002,298	788,719	774,504
Total debt	602,904	562,024	520,673	670,225	13,279	499,944
Redeemable common stock	159,329	158,279	133,581	104,663	—	—
(Accumulated deficit) retained earnings	(41,034)	(3,587)	(541)	7,616	—	—
Shareholder’s equity (deficit)	—	—	—	—	510,773	(519)

(1)	Due to the continued decline in Appleton’s carbonless business, a salaried workforce reduction initiative was implemented in fiscal 2003. During the third quarter of fiscal 1999, we announced plans to close our Harrisburg plant, which was sold on August 17, 2001. See Note 5 of Notes to Consolidated Financial Statements.
(2)	Special charges consist of the following:

	(Successor Basis)				(Predecessor Basis)
	2004	2003	2002	For the Period November 10, 2001 to December 29, 2001	For the Period December 31, 2000 to November 9, 2001	2000
Environmental expense (a)	—	—	$21,017	—	$23,389	$3,148
Litigation settlements (b)	—	—	—	—	449	3,625
Equipment relocation expenses ( c)	—	—	—	—	463	5,215
Loss on investment (d)	—	—	—	—	—	6,500

Total	—	—	$21,017	—	$24,301	$18,488

(a)	Represents costs related to the Lower Fox River. See “Item 1. Business-Environmental Matters.” In connection with the acquisition, AWA has agreed to indemnify us for certain of these costs. See “Item 1. Business-Environmental Matters-Lower Fox River-AWA Indemnification.”
(b)	Represents settlement amounts and legal fees, primarily for two litigation matters.
(c)	Represents costs to dismantle and transport equipment from the Harrisburg plant to the Appleton plant and Roaring Spring mill as part of the Harrisburg plant closure.
(d)	Represents write-off of the notes receivable and equity investment in Paperhub.com, a proposed internet paper and supplies purchasing business. Paperhub.com has ceased its operations. While AWA’s indemnification obligations regarding this matter are extinguished, we do not believe that the matter will have a material adverse effect on Appleton.
(3)	Effective November 26, 2000, we completed the transfer of two wholly owned subsidiaries, Appleton Coated and Appleton Leasing, to Appleton Coated Paper Holdings Inc. These two subsidiaries consisted entirely of our coated free sheet, fine paper products and leasing divisions. We classified these subsidiaries as discontinued operations in our consolidated balance sheet and consolidated statements of operations for all periods presented. The Newton Falls, New York mill, which was part of the business operated by Appleton Coated and therefore included in discontinued operations for the periods presented, was not included within the November 26, 2000 transfer described above because the Newton Falls mill was sold to a third party in the third quarter of 2001. After the mill was sold, Newton Falls, Inc. was transferred to an affiliate of AWA.
(4)	For the purpose of calculating these ratios, we define earnings as pre-tax income from continuing operations plus fixed charges. We define fixed charges as interest expense plus amortized expenses related to indebtedness.
(5)	Includes former parent company debt, for the predecessor periods, which has been classified as a current liability.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of Paperweight Development Corp. and Appleton Papers Inc. for the three-year period ended January 1, 2005. This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes.

Appleton Papers Inc. creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. Appleton operates in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging.

Appleton’s carbonless business is the largest component of its coated solutions segment. The U.S. carbonless market has been in decline since 1994. Based on its assessment, Appleton believes the annual rates of decline in the U.S. carbonless market from 1994 to 1999 were between 1% and 7%, with a compound annual rate of approximately 4% during this period. On the same basis, it is estimated that the U.S. carbonless paper market declined by approximately 10% in 2000 and by approximately 8% annually from 2001 through 2004, and will decline at a compound rate of approximately 9% between 2005 and 2009. The coated solutions segment accounted for approximately 61% of total net sales in fiscal 2004.

In addition to the declining U.S. carbonless market, Appleton’s carbonless business continues to experience the impact of competitive pricing by both foreign and domestic producers. Other domestic carbonless producers, wanting to maintain or increase their market share, have continued their competitive pricing strategies. In addition, foreign competitors, who serve approximately 6% of the U.S. carbonless market, continue with their aggressive, low-price strategy to sell into the U.S. carbonless market, which also leads to a reduction in net selling prices. As a result of this increased pricing competition, Appleton has continued to experience a reduction in its overall carbonless selling prices. However, during the first half of 2004, Appleton was able to successfully implement a price increase for both rolls and sheets in the domestic and international markets that it serves. Additionally, during the fourth quarter of 2004, Appleton announced a price increase for both rolls and sheets in the domestic and international markets. This increase will take effect in the first quarter of 2005.

The U.S. and Canadian thermal market experienced strong growth during the 1990s and is expected to continue growing as the advantages of thermal printing systems become more widely recognized. These advantages include their competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and their use of a single consumable (thermal paper) versus other printing systems, which require paper and ink or toner cartridges. Based on Appleton’s assessment, it is estimated that the annual rates of growth in the U.S. and Canadian thermal market from 1996 to 2004 were between 1% and 13% and averaged 7% for the period. Based on its assessment, Appleton believes the U.S. and Canadian thermal market will continue to grow at a compound annual rate of more than 3% between 2005 and 2009.

Appleton has also continued to experience the impact of competitive pricing in most segments of its thermal and advanced technical products business from both foreign and domestic producers. However, during the second half of 2003, Appleton was able to successfully implement two price increases for its high volume, low margin point-of-sale products. Two additional price increases in the point-of-sale product line were realized in the second and third quarters of 2004. In addition, a price increase was achieved in the label product line effective as of June 28, 2004 and in the tag product line effective as of November 29, 2004.

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

General

Acquisition of Appleton Papers. At the close of business on November 9, 2001, Paperweight Development acquired Arjo Wiggins Delaware General Partnership, or AWDGP, and its wholly-owned subsidiary, Appleton Papers Inc., from Arjo Wiggins Appleton p.l.c. (“AWA”) for $810 million. Paperweight Development had no operating activity prior to the acquisition of AWDGP.

Appleton Papers and Paperweight Development financed the acquisition, refinanced most of Appleton’s current debt and paid related fees and expenses with the following:

•	$79 million of available cash;

•	$340 million of a senior credit facility, of which $265 million in term loans was borrowed at the closing of the acquisition;

•	$250 million in aggregate principal amount of a senior subordinated note due 2008 issued by Appleton to AWA, which was repaid with the proceeds of the offering of the $250 million aggregate principal amount of 12.5% Series A Senior Subordinated Notes due 2008 and other available cash;

•	a deferred payment obligation with a present value of $140 million at the closing of the acquisition to be paid to one of AWA’s affiliates; and

•	$107 million in proceeds from the sale of Paperweight Development redeemable common stock to the ESOP.

The acquisition was accounted for using the purchase method and the financial statements of Appleton Papers were adjusted on November 10, 2001 to reflect its assets and liabilities at fair value. Appleton refers to the period November 10, 2001 to December 29, 2001 as the 2001 successor period. The successor period includes the accounts of Paperweight Development and its wholly-owned subsidiaries, which is referred to as the successor company. Appleton refers to the period December 31, 2000 to November 9, 2001 as the 2001 predecessor period. The predecessor period includes the accounts of Appleton Papers, its wholly-owned subsidiaries, as well as Appleton Papers’ direct parent companies, AWDGP and Appleton Investments LLC, which are collectively referred to as the predecessor company. The accounts for AWDGP and Appleton Investments consisted of debt used to fund the operations of Appleton Papers and corresponding interest expense and tax benefits.

Project Venture. In January 2002, Appleton’s board of directors formally approved Project Venture, a $23 million capital project to install a new enterprise resource planning system with the goal of optimizing its current business operations as well as expanding its capabilities to transform to a new products company and accommodate business growth. Appleton selected J.D. Edwards to provide the software system solution. Project Venture affected nearly every business function at Appleton including finance, information services, product development, manufacturing, logistics, purchasing, human resources, marketing, sales and customer service. Project Venture addressed Appleton and its core businesses and will be extended to other subsidiaries as appropriate. During 2001, an 18-member employee project team began working to identify, define and redesign work processes in preparation for the new software installation. In addition to internal dedicated resources, Appleton also selected industry-respected implementation partners to assist in the design and installation of the J.D. Edwards software.

In order to minimize the risks associated with an implementation of this size and complexity, Appleton chose to implement Project Venture in three waves. The first wave, which was successfully implemented in December 2002, involved financial reporting and nonstock procurement processes. The second wave, which was successfully implemented in January 2004, involved the order-to-cash cycle (order entry, pricing, distribution, inventory planning, customer invoicing and accounts receivable). The final wave of implementation, which involved manufacturing and stock procurement processes, began in the second quarter of 2004 and was completed during the second half of 2004. Prior to implementing the third wave of the project, Appleton upgraded its computer hardware to accommodate the additional transaction volumes.

Recent Acquisitions. On April 30, 2003, Appleton acquired two privately-held, Wisconsin-based companies, C&H Packaging Company, Inc. and American Plastics Company, Inc. The purchase price for these acquisitions approximated $50.4 million, net of cash acquired. C&H Packaging, located in Merrill, Wisconsin, prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics, located in Rhinelander, Wisconsin, produces high-quality, custom multilayered films and commercial packaging.

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

Subsequent to the end of fiscal 2004, on January 11, 2005, Appleton acquired substantially all of the assets of New England Extrusion, Inc. (“NEX”), a privately-held company with its headquarters and a production facility in Turners Falls, Massachusetts and an additional production facility in Milton, Wisconsin. The purchase price for this acquisition totaled approximately $68 million plus certain assumed liabilities. New England Extrusion specializes in the manufacture of single and multilayer polyethylene films for packaging applications. NEX sells its high performance films to converters and end users in the United States and Canada who laminate, print, coat or convert films for flexible packaging applications involving food, personal care, medical and industrial products.

Restructuring and Other Charges. Due to the continued decline in Appleton’s carbonless business, management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, a salaried workforce reduction initiative was implemented in fiscal 2003. The cost of this program, which included severance costs and outplacement services, was $2.6 million for fiscal 2003. Appleton has continued to assess its staffing requirements for its headquarters operations and for its plants and mills. Further reductions occurred throughout fiscal 2004 with severance-related costs totaling $3.0 million for the year.

Debt Refinancing. In June 2004 Appleton completed a comprehensive, voluntary refinancing of its senior credit facilities and its long-term debt. Principal components of the refinancing included a new senior credit facility, a series of senior notes and a new series of senior subordinated notes. The new senior credit facility includes a six-year, $250 million term loan and a five-year, $125 million revolving credit facility. Appleton also issued $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under the old senior credit facility. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and the senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million in aggregate principal amount outstanding of the 12.5% Senior Subordinated Notes due 2008 and the deferred payment obligation. The deferred payment obligation, which was due May 8, 2010, had accreted to $180.3 million as of June 11, 2004.

Comparison of Fiscal 2004 and Fiscal 2003

Net Sales.

Net Sales per Quarter

(dollars in thousands)

	(Unaudited)
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
Fiscal 2004	$250,582	$233,590	$244,476	$260,860	$989,508
Fiscal 2003	$204,238	$210,649	$217,783	$228,783	$861,453

Net sales for fiscal 2004 increased $128.1 million, or 14.9%, to $989.5 million, compared to $861.5 million for fiscal 2003. Net sales for each quarter of fiscal 2004 increased over the prior year period. Sales declined from the first to the second quarter of 2004 due to declines in the coated solutions and thermal and advanced technical products segments, though thermal and advanced technical products net sales were still more than 10% higher than in the second fiscal quarter of 2003. Conversely, the improvement in net sales for the third quarter of fiscal 2004 compared to the second quarter of fiscal 2004 was the result of increased sales in both the coated solutions and thermal and advanced technical products segments. The improvement in net sales for the fourth quarter of fiscal 2004 compared to the third quarter of fiscal 2004 was primarily a result of the revenue increase in the security segment combined with continued thermal and advanced technical products growth, which offset an overall decline in coated solutions sales from the third to the fourth quarter of 2004. BemroseBooth, in particular, recorded a significant quarterly increase, more than doubling revenues from the third quarter to the fourth quarter, which reflects the expected seasonal increase in its revenues. Promotional products, such as calendars and diaries, as well as security gift vouchers had strong fourth quarter sales, in keeping with their more seasonal nature.

Coated solutions net sales for fiscal 2004 were $602.2 million, a decrease of $20.4 million, or 3.3%, compared to fiscal 2003. Carbonless net sales decreased on a volume decline of 1.9% for the year, which was a lesser rate of decline than expected. The decline in carbonless net sales was somewhat greater than the volume decline as a result of continued competitive pricing pressures from both domestic and foreign producers. Annual average net selling prices in the domestic market, which accounted for more than 75% of total carbonless shipments in fiscal 2004, decreased approximately 1.5% for fiscal 2004 as compared to fiscal 2003. This is despite the fact that, during the first half of 2004, Appleton was able to successfully implement a price increase for both rolls and sheets in the domestic and international markets that it serves. The percentage of carbonless shipments to international customers increased by more than 3 percentage points in fiscal 2004, which also negatively impacted net sales due to the lower selling price points in the international markets that Appleton services.

Thermal and advanced technical products net sales for fiscal 2004 were $209.1 million, an increase of $27.0 million, or 14.8%, compared to fiscal 2003. Thermal and advanced technical products volume increased 15.8% for fiscal 2004 as compared to fiscal 2003 with shipments increasing in the domestic, Canadian and international markets. Just over 55% of the volume increase for fiscal 2004 was experienced in Appleton’s high volume, lower margin point-of-sale products. Tag, ticket and label grades, collectively, contributed the remainder of the volume increase versus fiscal 2003. Through the first seven months of fiscal 2003, Appleton continued to experience price erosion on its products due to continued pricing pressures from both domestic and foreign producers of similar products. In August 2003, Appleton implemented a price increase on its highest volume point-of-sale grade, which was followed by an additional price increase on this same grade in late November 2003. These price increases were the first increases experienced for this grade in over three years of continuing price deterioration. Two additional price increases in the point-of-sale product line were realized in the second and third quarters of 2004 such that annual average selling prices for the four highest volume point-of-sale grades were from 1% to 7% higher in 2004 than in 2003. Appleton’s other segments within thermal and advanced technical products, such as label and tag/ticket applications, also experienced competitive pricing pressures throughout 2004. However, a price increase was achieved in the label segment of the market at the end of June 2004 and in the tag segment at the end of November 2004. Across all product segments, annual average selling prices in the U.S. and Canadian markets for thermal and advanced technical products were up approximately 9% from 2003 average levels, a function of both price increases and product mix variations year to year, while international prices were up only marginally.

Other businesses’ net sales:

	(dollars in millions)
	2004	2003
Security	$131.3	$26.5
Performance packaging	47.0	30.3

Total other businesses	$178.3	$56.8

Appleton’s other businesses’ net sales for fiscal 2004, which include the security and performance packaging businesses, were $178.3 million, an increase of $121.5 million compared to fiscal 2003. The acquisition of BemroseBooth in December 2003 contributed $99.1 million of the security net sales increase for fiscal 2004 as compared to 2003, when only one month’s sales were recognized. Net sales from Appleton’s existing security business were $21.2 million for fiscal 2004, an increase of $5.7 million, or 36.7% compared to fiscal 2003. Appleton’s two new performance packaging companies, C&H Packaging and American Plastics, which were acquired in April 2003, contributed $16.5 million of the increased revenue for fiscal 2004, based on 12 months of sales in fiscal 2004 versus only 8 months in fiscal 2003.

Gross Profit. Gross profit was $254.4 million for fiscal 2004, an increase of $27.3 million, or 12.0%, compared to fiscal 2003. Gross profit margin was 25.7% for fiscal 2004 as compared to 26.4% for fiscal 2003. The increase in gross profit dollars for fiscal 2004 as compared to fiscal 2003 was principally due to the following factors:

•	Gross profit from BemroseBooth for the full year 2004 increased $27.4 million from 2003, when only one month’s activity was included in the consolidated results.

•	Manufacturing efficiency gains and cost reduction efforts in the coated solutions business net of manufacturing cost increases in the areas of salaries and labor costs, utilities and employee benefits, contributed approximately $8.0 million in gross profit for fiscal 2004.

•	The combined impacts of increased thermal volumes, price increases implemented in late 2003 and in 2004, and continuing cost reduction efforts in the thermal and advanced technical products business resulted in approximately $7.1 million in increased gross profit.

•	Gross profit from the two new packaging companies acquired in 2003 was higher by $3.2 million, based on a full year’s results in 2004, as compared to 8 month’s results in 2003, and year-on-year growth in the business.

•	The combined effects of carbonless volume decline, competitive carbonless pricing pressures and higher carbonless international mix negatively impacted gross profit for fiscal 2004 by approximately $15.7 million.

•	Fiber costs increased by approximately $6.0 million for purchased pulp, wastepaper and wood.

Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2004 were $197.8 million, an increase of $38.7 million, or 24.3%, compared to fiscal 2003. The companies acquired in 2003 reported an additional $27.9 million in selling, general and administrative expenses, versus only recognizing a partial year’s expense in fiscal 2003. Selling, general and administrative expenses for Appleton’s core businesses increased by $7.7 million due to increases in bonus and pension costs as well as in consulting expenses, particularly those relating to acquisitions, performance packaging and technology development. Distribution expenses for Appleton’s core businesses were higher than fiscal 2003 by $4.6 million due to higher shipment volumes and higher freight costs, which were impacted by rising oil prices, the new “hours of service” regulations in the transportation industry and general supply and demand conditions in the transportation market.

Restructuring and Other Charges. Due to the continued decline in Appleton’s carbonless business, management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, a salaried workforce reduction initiative was implemented in fiscal 2003. The cost of this program, which included severance costs and outplacement services, was $2.6 million for fiscal 2003. Appleton has continued to assess its staffing requirements for its headquarters operations and for its plants and mills. Further staffing reductions occurred throughout fiscal 2004 with severance-related costs totaling $3.0 million for the year. In the future, Appleton will continue to evaluate its organization and its ability to achieve its business strategies. As Appleton continues to make those evaluations, it may be required to further reduce, or modify the nature of, its workforce and incur additional charges.

Operating Income.

	(dollars in thousands)
	Fiscal 2004	Fiscal 2003
Coated solutions	$59,286	$73,681
Thermal and advanced technical products	7,926	6,174
Other	3,679	(2,633)
Unallocated corporate charges and business development costs	(17,227)	(11,824)

Total operating income	$53,664	$65,398

Operating income for fiscal 2004 was $53.7 million, a decrease of $11.7 million, or 17.9%, compared to fiscal 2003. Operating income as a percentage of net sales for fiscal 2004 was 5.4% as compared to 7.6% of net sales for fiscal 2003.

Coated solutions operating income for fiscal 2004 was $59.3 million, a decrease of $14.4 million compared to fiscal 2003. This decrease was primarily due to the decline in carbonless volume, increased competitive pricing pressures and a higher percentage of international carbonless shipments compared to fiscal 2003.

Thermal and advanced technical products operating income for fiscal 2004 was $7.9 million, an increase of $1.8 million, or 28.4%, compared to fiscal 2003. The increase from fiscal 2003 is largely attributable to the volume increases experienced in 2004 along with price increases implemented in late 2003 and in 2004. Continued cost reduction efforts to improve manufacturing efficiencies were maintained throughout the year, which helped to offset raw material price increases.

Appleton’s other businesses, which include security and performance packaging businesses, reported operating income for fiscal 2004 of $3.7 million, an increase of $6.3 million compared to the fiscal 2003 operating loss. The increase in operating income for fiscal 2004 was primarily due to recognition of a full year of operating results by the three companies acquired in fiscal 2003. Fiscal 2003 results had also been unfavorably impacted by purchase accounting adjustments of approximately $3 million related to valuing inventory at fair market value for the acquired companies.

Appleton’s unallocated corporate charges and business development costs relate to expenditures associated with its technology development team, which works to leverage and expand Appleton’s expertise in coating applications, coating formulations, microencapsulation, security and other technologies. Appleton also incurred expenditures related to its marketing and research and development efforts, which are focused on growing its performance packaging business for both consumer and commercial markets. In addition, costs associated with the acquisition team’s activities (salaries, travel, consulting fees and legal expenses) are also included as part of business development costs. Appleton also created a market transformation team in fiscal 2004, which is dedicated to developing better market, competitor and end-user insights to enable Appleton to more effectively identify and serve the needs of the end users of its various products. Appleton’s unallocated corporate charges and business development costs for fiscal 2004 were $17.2 million, an increase of $5.4 million compared to fiscal 2003.

Interest Expense.

	(dollars in millions)
	Fiscal 2004	Fiscal 2003
Interest expense – term loans	$8.4	$7.0
Interest expense – senior notes	8.4	—
Interest expense – senior subordinated notes	19.5	25.4
Interest expense – deferred debt expense	2.3	3.4
Interest expense – deferred payment obligation	7.5	16.3
Interest expense – Fox River accretion	1.3	1.3
Interest expense – other	2.2	0.8

Total interest expense	$49.6	$54.2

        Interest expense for fiscal 2004 was $49.6 million, a decrease of $4.6 million, or 8.5%, compared to fiscal 2003. The reduction in interest expense for fiscal 2004 as compared to fiscal 2003 was primarily a result of the debt restructuring activities in fiscal 2004. In June 2004, Appleton completed a comprehensive refinancing of its senior credit facility and long-term debt. Interest expense was favorably impacted by the elimination of approximately $193 million of its old 12.5% Senior Subordinated Notes and its deferred payment obligation to AWA, which accreted in value at the rate of 10% per annum, compounded semi-annually. These obligations were replaced by new senior notes and senior subordinated notes that carried interest at rates of 8.125% and 9.75%, respectively. Non-cash deferred debt amortization expenses were $2.3 million in fiscal 2004 compared to $3.4 million in fiscal 2003. Non-cash interest on the deferred payment obligation (see Note 10 of Notes to Consolidated Financial Statements) was $7.5 million in fiscal 2004 compared to $16.3 million in fiscal 2003. The discounted share of the Lower Fox River costs for which Appleton is responsible was accreted by $1.3 million in both fiscal 2004 and fiscal 2003. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

Debt Extinguishment Expense. As a result of its June 2004 debt refinancing, Appleton recognized $30.8 million in debt extinguishment expense associated with previous debt issues. During December 2003, a portion of Appleton’s long-term debt obligations was refinanced with new debt carrying a reduced interest rate. As a result, Appleton was required to write off $1.4 million of deferred debt issuance costs associated with the original debt as debt extinguishment expense.

Interest Income. Interest income for fiscal 2004 was $2.2 million, an increase of $1.9 million compared to the $0.3 million reported for fiscal 2003. The increase was due to interest income realized from federal and state income tax refunds, slightly higher interest rates earned on short-term investments and, on average, higher short-term investment balances maintained during fiscal 2004 as compared to fiscal 2003.

Foreign Exchange Loss (Gain). Appleton recognized a foreign exchange loss of $0.3 million for fiscal 2004 as compared to a $1.1 million gain in the comparable prior year period.

Provision for Income Taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. income tax liability and minimal state income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Appleton’s Canadian subsidiary and BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries. As a result, Appleton will incur a foreign tax liability. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If Appleton sells a material portion of its assets in the future, Appleton could be subject to a significant tax liability.

For fiscal 2004, Appleton recorded a tax provision of $0.2 million which included a $0.2 million tax benefit recorded by BemroseBooth.

Net (Loss) Income. The net loss for fiscal 2004 was $25.0 million, a decrease in profitability of $36.2 million compared to fiscal 2003. Principal factors contributing to the decline include the increase in selling, general and administrative expenses and the recognition of $30.8 million of debt extinguishment expense.

Comparison of Fiscal 2003 and Fiscal 2002

Net Sales.

Net Sales per Quarter

(dollars in thousands)

	(Unaudited)
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
Fiscal 2003	$204,238	$210,649	$217,783	$228,783	$861,453
Fiscal 2002	$224,576	$228,698	$229,030	$215,669	$897,973

Net sales for fiscal 2003 decreased $36.5 million, or 4.1%, to $861.5 million, compared to $898.0 million for fiscal 2002. Net sales for each quarter of fiscal 2003 increased over the previous 2003 quarter. The improvement in net sales for the second quarter of fiscal 2003 compared to the first quarter of fiscal 2003 was largely a result of the addition of net sales from the two packaging companies acquired in April 2003 and increased thermal and advanced technical products growth. The improvement in net sales for the third quarter of fiscal 2003 compared to the second quarter of fiscal 2003 was largely a result of continued thermal and advanced technical products growth as well as reporting a full quarter of net sales for the two packaging companies acquired in April 2003. The improvement in net sales for the fourth quarter of fiscal 2003 compared to the third quarter of fiscal 2003 was largely a result of the addition of net sales from the acquisition of BemroseBooth in December 2003 and continued thermal and advanced technical products growth.

Coated solutions net sales for fiscal 2003 were $622.6 million, a decrease of $85.4 million, or 12.1%, compared to fiscal 2002. Carbonless volume declined by 9% for the year, which was in line with company expectations. The decline in carbonless net sales was greater than the volume decline as a result of increased competitive pricing pressures from both domestic and foreign producers. Average selling prices in Appleton’s domestic market, which accounted for more than 75% of its total carbonless shipments in fiscal 2003, decreased in the 3-4% range for fiscal 2003 as compared to fiscal 2002. The percentage of carbonless shipments to international customers increased by 2% in fiscal 2003, which also negatively impacted net sales due to the lower selling price points in the international markets that Appleton services. During fiscal 2002, Appleton recorded $5.3 million in revenue from one-time toll coating services, which were not repeated in fiscal 2003.

Thermal and advanced technical products net sales for fiscal 2003 were $182.1 million, an increase of $5.3 million, or 3.0%, compared to fiscal 2002. Thermal and advanced technical products volume increased 11% for fiscal 2003 as compared to fiscal 2002. A majority of Appleton’s volume increase for fiscal 2003 was experienced in the high volume, low margin point-of-sale products. Throughout the first seven months of fiscal 2003, Appleton continued to experience pricing erosion on these products due to continued pricing pressures from both domestic and foreign producers of similar products. In August 2003, Appleton implemented a price increase on its highest volume point-of-sale grade, which was followed by an additional price increase on this same grade in late November 2003. These price increases were the first increases experienced for this grade in over three years of continuing price deterioration. Average selling prices for the high volume, low margin point-of-sale products decreased in the 4-5% range for fiscal 2003 as compared to fiscal 2002. Appleton’s other segments within thermal and advanced technical products, such as label and tag/ticket applications, also experienced competitive pricing pressures throughout 2003.

Other businesses’ net sales:

	(dollars in millions)
	2003	2002
Security	$26.5	$13.2
Performance packaging	30.3	—

Total other businesses	$56.8	$13.2

Appleton’s other businesses’ net sales for fiscal 2003, which include security and performance packaging businesses, were $56.8 million, an increase of $43.6 million compared to fiscal 2002. Appleton’s acquisition of BemroseBooth in December 2003 contributed $10.9 million to its security net sales increase for fiscal 2003. Net sales from the existing security business were $15.5 million for fiscal 2003, an increase of $2.3 million, or 17.6% compared to fiscal 2002. Appleton’s two new performance packaging companies, C&H Packaging and American Plastics, which were acquired in April 2003, contributed $30.2 million of the increased revenue for fiscal 2003.

Gross Profit. Gross profit was $227.1 million for fiscal 2003, a decrease of $40.1 million, or 15.0%, compared to fiscal 2002. Gross profit margin was 26.4% for fiscal 2003 as compared to 29.8% for fiscal 2002. The decline in gross profit dollars for fiscal 2003 as compared to fiscal 2002 was due to the following factors:

•	The combined effect of carbonless volume decline, competitive carbonless pricing pressures and higher carbonless international mix negatively impacted gross profit for fiscal 2003 by approximately $40 million.

•	The combined negative impact of continued competitive thermal pricing pressures and a higher proportion of low margin point-of-sale products in the mix of thermal sales more than offset the favorable impact of increased thermal volume in fiscal 2003 and resulted in approximately $7 million in reduced gross profit.

•	Fiber costs increased by approximately $7 million for purchased pulp, wastepaper and wood.

These factors were partially offset by the following:

•	Gross profit from the 2003 acquisitions contributed approximately $8 million in gross profit, which included approximately $3 million in unfavorable purchase accounting adjustments related to valuing inventory at fair market value for the three companies acquired in fiscal 2003.

•	Manufacturing efficiency gains, along with cost reductions in base stock, chemical and packaging purchases net of manufacturing cost increases in the areas of salaries and labor costs, utilities and employee benefits, contributed approximately $6 million in gross profit for fiscal 2003.

Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2003 were $159.1 million, an increase of $2.5 million, or 1.6%, compared to fiscal 2002. The companies acquired in 2003 had $6.3 million in selling, general and administrative expenses related to the period of time Appleton owned these companies in fiscal 2003, for which there were no corresponding expenses in fiscal 2002 results. The areas where Appleton experienced a reduction in expense in fiscal 2003 as compared to fiscal 2002 include: long-term management incentive plans, the costs of which were driven by the performance of Appleton and changes in the value of Paperweight Development redeemable common stock; lower distribution costs due to the reduction in carbonless shipments; fixed asset disposals; and bad debt expense.

Restructuring and Other Charges. Due to the continued decline in Appleton’s carbonless business, management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, a salaried workforce reduction program was implemented in fiscal 2003. The cost of this program, which included severance costs and outplacement services, was $2.6 million for fiscal 2003. In the future, Appleton will continue to evaluate its organization and its ability to achieve its business strategies. As Appleton continues to make those evaluations, it may be required to further reduce its workforce and incur additional charges.

Special Charges. During the fourth quarter of 2002, Appleton recorded an environmental expense of $21 million in response to the January 2003 issuance of the Wisconsin Department of Natural Resources Record of Decision for the Lower Fox River PCB cleanup. AWA has agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. This $21 million fourth quarter charge represents the discounted share of the portion of Lower Fox River costs for which Appleton may be responsible. This discounted share will accrete (i.e., increase) to $25 million by the end of 2005 to coincide with the expiration of the interim restoration and remediation agreement entered into between Appleton and various government agencies in 2001 (see Note 17 of Notes to Consolidated Financial Statements). Appleton anticipates that it will begin funding its $25 million share of the Lower Fox River liability sometime after 2008.

Operating Income.

	(dollars in thousands)
	Fiscal 2003	Fiscal 2002
Coated solutions	$73,681	$88,602
Thermal and advanced technical products	6,174	9,394
Other	(2,633)	(768)
Unallocated corporate charges and business development costs	(11,824)	(7,561)

Total operating income	$65,398	$89,667

Operating income for fiscal 2003 was $65.4 million, a decrease of $24.3 million, or 27.1%, compared to fiscal 2002. Operating income for fiscal 2002 included the $21.0 million special charge described above. Operating income as a percentage of net sales for fiscal 2003 was 7.6% as compared to 10.0% of net sales for fiscal 2002.

Coated solutions operating income for fiscal 2003 was $73.7 million, a decrease of $14.9 million compared to fiscal 2002. This decrease was primarily due to the expected decline in carbonless volume, increased competitive pricing pressures and a higher percentage of carbonless international shipments compared to fiscal 2002. Coated solutions operating income for fiscal 2002 included the $21.0 million charge related to the discounted share of the Lower Fox River costs for which Appleton may be responsible.

Thermal and advanced technical products operating income for fiscal 2003 was $6.2 million, a decrease of $3.2 million, or 34.3%, compared to fiscal 2002. Volume increases experienced in 2003 were more than offset by continued competitive pricing pressures in most major product segments. Continued cost reduction efforts to improve manufacturing efficiencies were maintained throughout the year, which helped to offset a portion of the impact of the competitive pricing pressures.

Appleton’s other businesses, which include security and performance packaging businesses, experienced an operating loss for fiscal 2003 of $2.6 million, an increase of $1.9 million compared to fiscal 2002. The increase in operating loss for fiscal 2003 was due to increased sales and marketing efforts directed toward growing the domestic security business, increased product development costs and unfavorable purchase accounting adjustments of approximately $3 million related to valuing inventory at fair market for the three companies acquired in fiscal 2003. These costs exceeded the operating income generated from operations for Appleton’s newly acquired packaging and security businesses.

Appleton’s unallocated corporate charges and business development costs relate to expenditures associated with its technology development team, which works to leverage and expand Appleton’s expertise in coating applications, coating formulations, microencapsulation, security and other technologies. Appleton also incurred expenditures related to its marketing and research and development efforts, which are focused on growing the performance packaging business for both consumer and commercial markets. In addition, costs associated with the acquisition team’s activities (salaries, travel, consulting fees and legal expenses) are also included as part of business development costs in 2003. Appleton’s business development costs for fiscal 2003 were $11.8 million, an increase of $4.3 million compared to fiscal 2002.

Interest Expense.

	(dollars in millions)
	Fiscal 2003	Fiscal 2002
Interest expense – term loans	$7.0	$12.1
Interest expense – senior subordinated notes	25.4	31.3
Interest expense – deferred debt expense	3.4	9.6
Interest expense – deferred payment obligation	16.3	14.5
Interest expense – Fox River accretion	1.3	—
Interest expense – other	0.8	0.9

Total interest expense	$54.2	$68.4

Interest expense for fiscal 2003 was $54.2 million, a decrease of $14.2 million, or 20.8%, compared to fiscal 2002. The reduction in interest expense for fiscal 2003 as compared to fiscal 2002 was a result of the significant debt reduction Appleton accomplished in fiscal 2002, its debt restructuring activities in fiscal 2002 and fiscal 2003, as well as lower interest rates experienced in fiscal 2003 on its senior bank debt. During fiscal 2002, Appleton used cash generated from operations to repay $113.7 million of senior bank debt. In addition, Appleton purchased and retired $50.0 million of its Series B notes during fiscal 2002. Non-cash deferred debt amortization expenses were $3.4 million in fiscal 2003 compared to $9.6 million in fiscal 2002. As a result of the significant repayment of senior bank debt in fiscal 2002, deferred debt amortization expense was significantly higher in fiscal 2002. Non-cash interest on the deferred payment obligation (see Note 10 of Notes to Consolidated Financial Statements) was $16.3 million in fiscal 2003 compared to $14.5 million in fiscal 2002. In fiscal 2003, Appleton’s discounted share of the Lower Fox River costs for which Appleton is responsible was accreted by $1.3 million. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

Debt Extinguishment Expense. During December 2003, a portion of Appleton’s long-term debt obligations was refinanced with new debt carrying a reduced interest rate. As a result, Appleton was required to write-off $1.4 million of deferred debt issuance costs associated with the original debt as debt extinguishment expense. During June 2002, a portion of Appleton’s long-term debt obligations was refinanced with new debt carrying a reduced interest rate. As a result, Appleton was required to write-off $11.8 million of deferred debt issuance costs associated with the original debt. Refer to “Liquidity and Capital Resources,” below, and Note 10 of Notes to Consolidated Financial Statements for additional discussion of these refinancing activities.

Interest Income. Interest income for fiscal 2003 was $0.3 million, a decrease of $0.7 million compared to $1.0 million for fiscal 2002. The decrease was due to lower interest rates earned on short-term investments and, on average, lower short-term investment balances maintained during fiscal 2003 as compared to fiscal 2002.

Provision for Income Taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. income tax liability and minimal state income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003 are eligible for such treatment. Appleton’s Canadian subsidiary, as well as BemroseBooth, the 2003 acquisition registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries. As a result, Appleton will incur a foreign tax liability. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If Appleton sells a material portion of its assets in the future, it could be subject to a significant tax liability.

For fiscal 2003, Appleton recorded a tax provision of $0.1 million which included a $0.3 million tax benefit recorded by BemroseBooth. Deferred tax liabilities associated with BemroseBooth are $1.8 million at January 3, 2004.

Net Income. Net income for fiscal 2003 was $11.2 million, an increase of $1.1 million or 10.6% compared to fiscal 2002.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities for fiscal 2004 was $63.3 million. Depreciation and amortization charges of $77.3 million more than offset the net loss of $25.0 million for the period. Appleton recognized $7.6 million in non-cash employer matching contributions for the purchase of Company stock during the year. Appleton also recognized $4.6 million in non-cash debt extinguishment expense and $7.8 million of accretion in deferred payment and capital lease obligations. Offsetting this accretion in the deferred payment obligation was the $13.2 million discount recognized upon settlement of the obligation.

Net cash provided by operating activities for fiscal 2003 was $126.3 million. Appleton incurred $8.1 million in non-cash employer matching contributions to the KSOP for fiscal 2003. A decrease in working capital for fiscal 2003 increased operating cash flows by $12.8 million largely driven by decreases in receivables of $12.7 million and inventories of $4.9 million, which were partially offset by a $5.0 million decrease in accounts payable and other accrued liabilities. Accounts receivable decreased due to the timing of Appleton’s January 3, 2003 year end, which allowed for collection of receivables with month-end terms.

Net cash provided by operating activities for fiscal 2002 was $176.9 million. As required by the rules for purchase accounting, fixed assets and intangible assets acquired in connection with the acquisition of Appleton Papers were recorded at fair value as of the date of the acquisition resulting in an increase in non-cash depreciation and amortization expense of $25.3 million for fiscal 2002. Appleton also incurred $7.3 million in non-cash employer matching contributions to the KSOP during fiscal 2002. A decrease in working capital for fiscal 2002 increased operating cash flows by $20.5 million. Decreases in inventories of $16.5 million and receivables of $12.0 million were partially offset by a decrease in accounts payable and other accrued liabilities of $6.3 million. Inventories, which were strategically built in 2001 in advance of the Harrisburg shutdown and movement of production equipment to the Appleton plant and Roaring Spring mill facilities, were reduced throughout 2002. Accounts receivable decreased due to lower sales and a reduction in past due account balances. Accrued income tax liability increased by $18.0 million, largely attributable to income tax refunds received during fiscal 2002, which relate to periods prior to the November 9, 2001 acquisition date. These refunds will be used to satisfy any additional tax liabilities arising from audits of prior periods.

Cash Flows from Investing Activities. Net cash used by investing activities in fiscal 2004 totaled $37.3 million. During fiscal 2004, capital expenditures were $36.5 million. Of this amount, $27.5 million related to capital expenditures approved in fiscal 2004 and $9.0 million related to projects authorized in prior years. Major capital expenditures included $4.7 million of investment at BemroseBooth for a new press, some pre-press equipment and other projects, $3.9 million for paper machine enhancements directed at security products produced at the Roaring Spring mill, $2.9 million on a new extrusion line at American Plastics and $2.9 million for enhancements to several off-machine coaters at the Appleton plant.

On June 11, 2004, Appleton completed a voluntary refinancing of its debt. Appleton’s annual capital investment levels are restricted by the terms of the new senior credit facility to no more than $50 million per year, provided, however, that up to 50% of funds not expended under this covenant may be carried over to the following fiscal year. Accordingly, approximately $6.8 million in capital expenditure capacity can be carried forward to fiscal 2005. The new senior note indenture and senior subordinated note indenture entered into in connection with this refinancing do not place specific dollar limitations on capital investments. Appleton believes that the limitations described above will permit it to carry out its planned capital expenditures during 2005 and each fiscal year thereafter.

Net cash used by investing activities was $142.2 million for fiscal 2003. Of this amount, $112.3 million was used to acquire C&H Packaging, American Plastics and BemroseBooth. The remaining $29.9 million was related to capital expenditures for fiscal 2003. Of this amount, $14.0 million was expended on capital projects approved prior to the end of fiscal 2002. The remaining $15.9 million was expended on capital projects approved in 2003. Significant capital expenditures in fiscal 2003 included $7.3 million spent on Project Venture. Capital expenditures for fiscal 2003 were within the covenant limitations established in the old senior credit facility and the old note indenture.

Net cash used by investing activities was $32.4 million for fiscal 2002. Of this amount, $11.3 million was expended on capital projects approved prior to the end of fiscal 2001. The remaining $21.1 million was expended on capital projects approved in 2002. Significant capital expenditures in fiscal 2002 included $12.6 million spent on Project Venture and $4.2 million spent on a paper machine rebuild at West Carrollton mill. Capital expenditures for fiscal 2002 were within the covenant limitations established in the old senior credit facility and the old note indenture.

Cash Flows from Financing Activities. On November 9, 2001, Appleton entered into a $340 million senior credit facility, herein referred to as “the old senior credit facility.” The old senior credit facility comprised the following: a four-year credit facility of up to $75 million for revolving loans, including letters of credit; a four-year term loan of $115 million; and a five-year term loan of $150 million. The old senior credit facility was unconditionally and jointly and severally guaranteed by Paperweight Development and WTA Inc., C&H Packaging Company Inc., American Plastics Company, Inc., American Real Estate Corporation, Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA Inc., each of which is a wholly-owned subsidiary of Appleton Papers.

From November 18, 2002 through April 1, 2003, Appleton’s defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and, as a result, the interest rate on the $115 million senior secured note and the revolving credit facility was reduced to LIBOR plus 2.5% per annum. From April 2, 2003 through May 15, 2003, Appleton’s defined leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00 and, as a result, the interest rate was increased to LIBOR plus 3.0% per annum. From May 16, 2003 through August 19, 2003, Appleton’s defined leverage ratio was calculated at less than 2.00 to 1.00 but greater than or equal to 1.50 to 1.00 and, as a result, the interest rate was decreased to LIBOR plus 2.5% per annum. On August 20, 2003, Appleton’s defined leverage ratio was calculated at less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00 and, as a result, the interest rate was increased to LIBOR plus 3.0% per annum.

Through June 5, 2002, the interest rate on borrowings under the $150 million term loan was LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5% per annum. On June 6, 2002, Appleton refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25% per annum, not subject to a minimum LIBOR rate. As a result of this refinancing, $11.8 million of deferred debt issuance costs were written off in a non-cash transaction as debt extinguishment expense. The terms of this refinanced debt also allowed Appleton to repurchase and retire up to $50.0 million of aggregate principal amount of the 12.5% Series B Senior Subordinated Notes due 2008. In aggregate, actual principal of $50.0 million was purchased and retired during fiscal 2002. In December 2003, Appleton refinanced the remaining $83.3 million of this debt and borrowed an additional $56.7 million with which to make the Bemrose acquisition. This debt, which is similar to the previous debt, carried an interest rate of LIBOR plus 2.5%. As a result of this refinancing, $1.4 million of deferred debt issuance costs were written off in fiscal 2003 as debt extinguishment expense.

On December 14, 2001, Appleton issued $250 million aggregate principal amount of 12.5% Series A Senior Subordinated Notes due 2008, which were used to redeem in full, at par, the senior subordinated note due 2008 held by AWA as described in Note 12 of the fiscal 2003 Notes to Consolidated Financial Statements. On June 12, 2002, Appleton filed a Registration Statement on Form S-4 to register an offer with the Securities and Exchange Commission to exchange up to $250 million of its registered 12.5% Series B Senior Subordinated Notes due 2008, herein referred to as “the old notes” or “the old senior subordinated notes,” for any and all of its outstanding 12.5% Series A Senior Subordinated Notes due 2008. The exchange offer closed on July 12, 2002. The entire outstanding principal balance of Series A notes was exchanged for Series B notes. During 2002, Appleton paid a premium of $1.8 million to purchase and retire $50.0 million in aggregate principal amount of the old Series B notes.

As described more fully below, $7 million of the old Series B notes remain outstanding. These old senior subordinated notes are unsecured obligations of Appleton Papers, ranking subordinate in right of payment to all senior debt, and are unconditionally and jointly and severally guaranteed by Paperweight Development and WTA Inc., C&H Packaging Company Inc., American Plastics Company Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA Inc. Interest on the notes is payable semi-annually in June and December of each year. Prior to December 15, 2004, and after 100% application toward repayment of the old senior credit facility, Appleton was permitted to use proceeds of certain sales of its equity to redeem up to 35% of the original principal amount of the notes at a redemption price of 112.5% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date.

Except as described in the preceding paragraphs, the old notes will not be redeemable at Appleton’s option prior to December 15, 2005. On or after December 15, 2005, Appleton may redeem during the twelve-month period beginning on December 15 of the applicable year all or part of the notes at the redemption price of 106.25% in 2005, 103.125% in 2006, and 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any.

Net cash provided by financing activities was $13.2 million in fiscal 2004, primarily a function of the June 11, 2004 voluntary refinancing of debt accomplished by Appleton. Principal components of the refinancing included a new senior credit facility, a series of senior notes and a new series of senior subordinated notes. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which was initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Mandatory principal payments of $625,000 are due quarterly with the remaining balance due June 11, 2010. The new senior credit facility also includes a five-year, $125 million revolving credit facility.

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

The new senior credit facility, senior notes and senior subordinated notes contain affirmative and negative covenants. In general, the covenants contained in the new senior credit facility are more restrictive than those of the senior notes and senior subordinated notes. Among other restrictions, the covenants contained in the new senior credit facility require Appleton to meet specified financial tests, including leverage, interest and fixed charge coverage ratios, which become more restrictive over the term of the debt.

The new senior credit facility, senior notes and senior subordinated notes also contain covenants, which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the new senior credit facility, senior notes and senior subordinated notes to incur liens; engage in transactions with affiliates; incur additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; make capital expenditures; terminate the S corporation status of Paperweight Development or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend its debt instruments; amend or terminate the ESOP; and amend other agreements related to the acquisition.

The new senior credit facility is unconditionally guaranteed by Paperweight Development Corp. and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior notes and senior subordinated notes are unconditionally guaranteed by Paperweight Development Corp., WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., Appleton Steam Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA, Inc. As a result of the 2004 refinancing, $4.6 million of deferred debt issuance costs were written off. A premium of $37.2 million was also paid in conjunction with the repurchase of the 12.5% Senior Subordinated Notes. Related fees of $2.2 million were also incurred. These total costs of $44.0 million, less the $13.2 million discount discussed above, were recorded as debt extinguishment expenses. Debt acquisition costs associated with the refinancing totaled $13.4 million.

In addition to the refinancing, during fiscal 2004, Appleton received net proceeds of $4.0 million from the sales of Paperweight Development redeemable common stock, which the ESOP trustee purchased with employee pre-tax deferrals made during the first six months of fiscal 2004, while making payments of $27.4 million to redeem shares of the stock. Appleton also made payments of $10 million on its revolving line of credit.

Net cash provided by financing activities was $21.1 million in fiscal 2003. Appleton used cash generated by operations to repay $41.3 million of term loans, all of which were mandatory principal repayments. In December 2003, Appleton refinanced the remaining $83.3 million under the $150 million term loan and borrowed an additional $56.7 million with which to make the Bemrose acquisition. During fiscal 2003, Appleton borrowed $84.0 million on the revolving credit facility, of which $45.0 million was used to fund the April 30, 2003, acquisition of C&H Packaging and American Plastics. The remaining $39.0 million was used for seasonal working capital needs. During fiscal 2003, $74.0 million was repaid on the revolving credit facility, leaving an outstanding balance of $10.0 million as of January 3, 2004.

During fiscal 2003, Appleton received net proceeds of $13.4 million from the sales of Paperweight Development redeemable common stock. Of this amount, the ESOP trustee purchased $4.0 million of stock with employee pre-tax deferrals from July 1, 2002 through December 28, 2002, $5.3 million of stock with pre-tax deferrals from December 29, 2002 through June 29, 2003 and $4.1 million of stock with pre-tax deferrals from June 30, 2003 through January 3, 2004. During fiscal 2003, payments of $14.4 million were made to redeem shares of Paperweight redeemable common stock related to employee requests for diversification, retirement or termination.

Net cash used by financing activities was $155.8 million in fiscal 2002. Appleton used cash generated by operations to repay $113.7 million of term loans. Of this amount, $18.0 million was for mandatory principal repayments, while the remaining $95.7 million represented voluntary principal repayments, which were made in order to reduce future interest expense. In addition, Appleton purchased and retired $50.0 million of its Series B notes during fiscal 2002.

During fiscal 2002, Appleton received net proceeds of $5.9 million from the sale of redeemable common stock. The ESOP trustee purchased these shares with pre-tax payroll deferrals made by employees from November 10, 2001 through June 30, 2002. Employees eligible to begin diversification redeemed approximately $0.3 million of Paperweight Development redeemable common stock.

Disclosure About Critical Accounting Policies

Appleton prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Appleton’s accounting policies are disclosed in the fiscal 2004 Notes to Consolidated Financial Statements. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of the consolidated financial statements and the uncertainties that could impact Appleton’s results of operations, financial position and cash flows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the audit committee and board of directors.

Environmental. Accruals for losses associated with environmental obligations are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing legislation, regulatory action and remediation technologies. Accruals are discounted to reflect the time value of money if the aggregate amount of the liability and the amount and timing of cash payments are fixed or reliably determinable. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and, at multi-party sites, other PRPs. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remedy or remedies being used could significantly change those estimates. Accordingly, Appleton cannot give any assurances that its eventual environmental cleanup costs and liabilities will not exceed the amount of the current reserve.

Redeemable Common Stock. Redeemable equity securities are required to be accreted (i.e., increased) so the amount on the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Appleton accreted the redeemable common stock by $12.4 million for the year ended January 1, 2005. Redeemable common stock is being accreted up to the earliest redemption date based upon Appleton’s estimated fair market value of the redeemable common stock as of January 1, 2005. Appleton estimates that the earliest possible partial redemption date, based on diversification features of its plan, occurs when the participant reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the participant has the right to make diversification elections for a period of six years. The fair value of redeemable common stock is determined by an independent, third party appraiser selected by the ESOP Trustee as required by law and the ESOP. Based upon the estimated fair value of the redeemable common stock currently outstanding, an ultimate redemption amount of approximately $307 million has been determined. The accretion is being charged to retained earnings because redeemable common stock is the only class of shares outstanding.

Restructuring. Charges related to involuntary employee termination benefits are recognized in the period management’s plan of termination meets all of the following criteria and has been communicated to employees: (1) management having the authority to approve the action commits to a plan of termination; (2) the plan identifies the number of employees to be terminated, their job classifications or functions, their locations and the expected completion date; (3) the plan establishes the terms of the benefit arrangement, including the benefits employees will receive upon termination; and (4) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The timing of recognition and related measurement of a liability for one-time termination benefits depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. If employees are not required to render service until they are terminated in order to receive the termination benefits or if employees will not be retained to render service beyond the minimum retention period, a liability for the termination benefits is recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability is recognized ratably over the future service period.

A liability for costs to terminate a contract before the end of its term is recognized and measured at its fair value when the contract is terminated in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to Appleton is recognized and measured at its fair value when Appleton ceases to use the right conveyed by the contract. A liability for other costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred. The ultimate costs associated with these termination and exit activities may differ from original estimates.

Income Taxes. In conjunction with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and elected to treat its eligible subsidiaries, including Appleton Papers, as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. As a result of these elections, Appleton does not expect to incur any future U.S. income tax liability and Appleton expects to incur minimal state income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Appleton’s Canadian subsidiary and Appleton’s 2003 foreign acquisition, BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries and, as a result, Appleton will incur a foreign tax liability. Appleton’s income tax reserve at January 1, 2005 covers various audit issues and provisions for certain non-U.S. entities. As of February 28, 2005, all U.S. federal C corporation tax years are closed except 2000 and 2001, which have been audited but remain open until June 2005 and August 2005, respectively. Various Canadian and state C corporation tax years remain open.

Inventories. Appleton values product inventories primarily at the lower of cost or market. Cost is determined using the last-in, first-out, or LIFO, method for substantially all finished goods, work in process and raw materials. Stores and spare parts inventory is valued at average cost and other inventory is valued using the first-in, first-out, or FIFO, method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment relating to excess and obsolete inventory. Any actions taken by Appleton’s customers that could impact the value of its inventory are considered when determining the lower of cost or market valuations.

Accounts Receivable. Appleton values accounts receivable net of an allowance for uncollectible accounts. This allowance is based on Appleton’s estimate of the portion of the receivables that will not be collected in the future. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

Goodwill and Other Intangible Assets. Effective December 30, 2001, Appleton adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized; however it is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Appleton performed impairment reviews for its security and performance packaging business units using a fair value method based on management’s judgments and assumptions. The fair value represents the amount at which a business unit could be bought or sold in a current transaction between willing parties on an arms length basis. In estimating the fair value, Appleton uses multiples of earnings based on the average of historical published multiples of earnings of comparable entities with similar operations and economic characteristics. The estimated fair value is then compared with the carrying amount of the business units, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by Appleton at January 1, 2005, indicated that the estimated fair value of the security and performance packaging business units exceeded their corresponding carrying amounts, including recorded goodwill and, as such, no impairment existed at that time.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are tested for impairment when events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangible assets, which are not amortized, are also subject to annual impairment testing. The impairment testing performed by Appleton at January 1, 2005, indicated that the estimated fair value of Appleton’s indefinite lived intangible assets exceeded their corresponding carrying amounts and, as such, no impairment existed at that time.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each business unit and the respective indefinite lived intangible assets. While Appleton believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required in the future.

Revenue Recognition. Revenue is recognized when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the sales price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. Appleton generally does not invoice its customers for shipping and handling fees. Related costs are classified as selling, general and administrative expenses.

Employee Benefit Plans. Appleton provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The determination of Appleton’s obligation and expense for pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others and where applicable, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. The expected long-term rate of return for pension assets is based on historical returns for the different asset classes held by Appleton’s plan and its asset allocation. The discount rate is based on market rates for long-term, high-quality corporate bonds. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect Appleton’s recognized expense and recorded obligation in such future periods. Appleton reviews its actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Based on information provided by its independent actuaries and other relevant sources, Appleton believes that the assumptions used are reasonable. Significant differences in actual experience or significant changes in assumptions may materially affect Appleton’s pension and other postretirement obligations and its future expense. To develop the expected long-term rate of return on assets assumptions, a building block approach was utilized starting with an inflation expectation and adding an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived in the context of the advisor’s future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, Appleton has selected 8.25% for 2004 and anticipates using 8.25% for 2005 as its long-term rate of return on assets assumptions.

Additional disclosures concerning liquidity and capital resources, including “off-balance sheet” arrangements.

Liquidity Disclosures. As disclosed above, Appleton entered into a $340 million senior credit facility and issued $250 million in aggregate principal amount of senior subordinated notes in conjunction with the acquisition of Appleton Papers. The senior credit facility was subsequently amended and it, along with the old notes, was ultimately replaced by a new $375 million senior credit facility, $185 million of senior notes and $150 million in new senior subordinated notes. The new senior credit facility and the new indentures require Appleton to comply with affirmative and negative covenants. In general, the covenants contained in the new senior credit facility are more restrictive than those of the new indentures. Among other restrictions, the covenants contained within the new senior credit facility require Appleton to meet specified financial tests, including various debt and cash flow ratios, which become more restrictive over the term of the loans beginning with the second fiscal quarter of 2005. If Appleton defaults on any of these provisions, it could require the repayment of the amounts outstanding, which were approximately $584 million as of January 1, 2005. Based on management’s expectations for 2005, Appleton anticipates that it will be able to comply with all covenants and other requirements set forth in the new senior credit facility and the new indentures.

Appleton is not aware of circumstances that could reasonably be expected to materially impair its ability to continue to engage in its operations in the future.

Appleton believes that the following factors could reasonably be given significant weight in the determination of its credit rating or could otherwise adversely affect its ability to raise short-term and long-term financing:

•	a highly leveraged balance sheet;

•	the declining market for Appleton’s carbonless paper;

•	an actual rate of decline in the market for Appleton’s carbonless paper that may be greater than the rate projected by management;

•	Appleton’s customer concentration; and

•	Appleton’s reliance on a small number of suppliers for a significant portion of its raw materials.

Guarantees of Debt or Other Commitments to Third Parties. Appleton does not have any significant guarantees of third party debt or other commitments to third parties.

Written Options on Non-Financial Assets (for example, real estate puts). Appleton does not have any written options on non-financial assets.

Off-Balance Sheet Arrangements. Appleton had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources at January 1, 2005.

Disclosures about Contractual Obligations and Commercial Commitments. A summary of Appleton’s significant contractual obligations and other commercial commitments as of January 1, 2005 is as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Long-term debt	$599,400	$2,500	$5,000	$12,000	$579,900
Capital lease obligations	3,504	452	1,121	1,283	648
Operating leases	20,347	8,044	8,589	3,158	556
Unconditional purchase obligations(1)	23,100	10,000	13,100	—	—
Other long-term obligations (2)	144,434	12,018	30,133	36,482	65,801

Total contractual cash obligations	$790,785	$33,014	$57,943	$52,923	$646,905

(1)	Represents contractual arrangements for the purchase of raw materials with various suppliers.
(2)	Represents obligations for pension, postretirement health benefits, deferred compensation payments and Appleton’s $25 million share of the Lower Fox River costs.

In addition to the contractual obligations listed above, it will also be necessary for Appleton to use cash to satisfy its repurchase obligations related to the ESOP. The following table outlines the potential repurchase liability for the next five years based on management’s assumptions, developed in conjunction with the ESOP administrator, related to participant death, retirement, diversification requests, employment termination and changes in share valuation.

	Estimate of Potential Commitment per Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in thousands)
Estimated share repurchase liability	$106,056	$31,860	$37,182	$37,014

Appleton expects that a portion of this share repurchase liability will be funded from new deferrals from employees into the Company Stock Fund. Employees may defer, on a pre-tax basis, a percentage of their pay in an amount, subject to certain IRS limitations, equal to between 2 percent and 50 percent of their annual compensation. Participants have the option of directing their deferrals to the 401(k) Fund, the Company Stock Fund, or a combination of both. Appleton believes that new deferrals from employees into the Company Stock Fund for the five-year period presented above will aggregate approximately $45 million, which would reduce and defer the repurchase liability set forth in the table above.

Deferrals directed to the Company Stock Fund accumulate in a short-term interest bearing account within the ESOP trust until the next valuation date, June 30 or December 31. At that time, these deferrals, and the interest earned on these amounts, are used to purchase shares based upon the price of a share of Paperweight Development common stock on the valuation date preceding or following the date on which the participant made the deferrals, whichever is lower.

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value. Appleton does not engage in any trading activities that include non-exchange traded contracts accounted for at fair value.

Disclosures About Effects of Transactions with Related and Certain Other Parties. There were no significant transactions with related and certain other parties.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the entity’s activities. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R applies immediately for Appleton for variable interest entities created after December 31, 2003, and applies for the first reporting period beginning after December 15, 2004 to variable interest entities in which an enterprise holds a variable interest that was acquired before January 1, 2004. Based upon management’s evaluation of FIN 46R, Appleton’s adoption is not expected to have a material effect on the consolidated financial statements.

During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement also requires interim period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. Appleton has adopted these expanded disclosures.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Appleton is a sponsor of postretirement health care plans that provide prescription drug benefits. FSP FAS 106-2 was effective for Appleton in the third quarter of 2004; however, in accordance with FSP FAS 106-2, based on the relative significance of the Act on reported amounts, Appleton accounted for such effects prospectively as of November 30, 2004, its latest accounting measurement date. See Note 16 of Notes to Consolidated Financial Statements for additional information.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the meaning of the term ‘normal capacity’ was clarified. The provisions of SFAS 151 are applicable to inventory costs incurred by Appleton beginning in 2006 and are not expected to have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an Amendment of APB Opinion No. 29.” SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). This standard is effective for monmonetary asset exchanges made by Appleton beginning in 2006 and is not expected to have a significant effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Appleton is exposed to market risk from changes in interest rates, foreign currency exchange rate fluctuations and commodity prices. To reduce these risks, Appleton selectively uses financial instruments and other proactive risk management techniques.

Interest Rate Risk. Appleton is exposed to interest rate volatility with regard to its existing senior credit facility. Primary exposure includes movements in the U.S. prime rate and London Interbank Offered Rate, or LIBOR. Borrowings under the senior credit facility bear interest at LIBOR plus a spread.

In February 2002, pursuant to the terms of its old credit agreement, Appleton entered into an interest rate protection cap, under which LIBOR was capped at 6% plus the spread, for a cost of $0.2 million. The rate protection was for two years and covered, as of January 3, 2004, over 35% of Appleton’s borrowings under the old senior credit facility. The interest rate protection cap expired on February 9, 2004. Under the terms of its new senior credit facility, Appleton is required to provide interest rate protection, in the form of hedge agreements or fixed rate debt, for at least 50% of its funded debt for the first two years of the new credit agreement. Since the new senior notes and the new senior subordinated debt are fixed rate obligations and comprise more than 50% of Appleton’s funded debt, no further interest rate protection is required at this time. Appleton believes any reasonably likely near-term shift in interest rates will not have a material effect on its consolidated financial position, statement of operations or cash flows. A one-percent change in LIBOR would have an impact of approximately $2.5 million on fiscal 2005 net income for the borrowings under the senior credit facility.

Currency Risk. Appleton has manufacturing, sales and distribution facilities in the United Kingdom and a sales organization and distribution facility in Canada and makes investments and enters into transactions denominated in foreign currencies. Although the vast majority of Appleton’s international sales arise from the sales efforts of its United States subsidiaries, with sales denominated in U.S. dollars, with the acquisition of BemroseBooth in December 2003, Appleton is more exposed to transactional and translational foreign exchange risk in the coming years.

Regarding transactional foreign exchange risk, Appleton entered into limited foreign exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated receivables between Appleton’s Canadian distribution center and its customers located outside the United States. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets being hedged. The maturities of these forward exchange contracts generally coincide with the settlement dates of the related transactions. These forward exchange contracts are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At January 1, 2005 Appleton had outstanding $5.0 million of foreign exchange contracts hedging underlying accounts receivable. A 10% appreciation or depreciation in the Canadian dollar at January 1, 2005 would not have a significant impact on Appleton’s consolidated balance sheet, consolidated statement of operations or its consolidated statement of cash flows. This is because any gains or losses under foreign exchange contracts hedging accounts receivable balances would be offset by equal gains or losses on the underlying receivables.

Appleton’s primary translation exchange risk exposure at January 1, 2005 was with the British pound. Amounts invested in non-U.S.-based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end. The resulting translation adjustments are recorded in accumulated other comprehensive loss as cumulative translation adjustments. The cumulative translation adjustment component of accumulated other comprehensive loss at January 1, 2005 is a $6.2 million gain. Using year-end exchange rates, the total amount invested in foreign operations at January 1, 2005 was approximately $75.4 million for which no hedges have been established.

Commodity Prices. Appleton is subject to the effects of changing raw material costs caused by movements in underlying commodity prices. Appleton is exposed to fluctuating market prices for commodities, including pulp, chemicals and base stock. Appleton has established programs to manage its exposure to commodity prices through effective negotiations with suppliers. As listed within its contractual obligations, Appleton enters into contracts with its vendors to lock in commodity prices at various times and for various periods to limit its near-term exposure to fluctuations in raw material prices.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address our strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that we expect or anticipate will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Risk Factors” below. We disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS

We are subject to substantial costs and potential liabilities relating to environmental regulation and litigation.

We are subject to substantial regulation by various federal, state and local authorities concerned with the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances. Financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties currently owned and used by us, regardless of whether the contamination is attributable entirely to prior owners. As described in the following risk factor, we have been identified as a potentially responsible party for remediation and alleged natural resource damages related to the Lower Fox River and Green Bay system, which we refer to as the Lower Fox River. In addition, we make capital expenditures and incur operating expenses for cleanup obligations and other environmental matters arising from our daily operations.

Including the Lower Fox River, we have approximately $101.4 million of accrued liabilities as of January 1, 2005 for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. We also have approximately $77.8 million of indemnification receivables from our former parent company, AWA, as of January 1, 2005. While the accrued liabilities reflect our current estimate of the cost of these environmental matters, the amount that we have accrued may be inadequate. In addition, we may be named as a potentially responsible party at other sites in the future and the costs associated with such future sites may be material. We expect environmental laws and regulations and the interpretation and enforcement of those laws and regulations to become increasingly stringent and to further limit emission and discharge levels and to increase the likelihood and cost of environmental cleanups and related activities. All of these factors are likely to increase our operating expenses, require continuing capital expenditures and adversely affect the operating flexibility of our manufacturing operations and may require indeterminable and significant additional expenditures in connection with such compliance.

We have been named as a potentially responsible party related to the Lower Fox River.

We have been named by the United States Environmental Protection Agency, or EPA, as a “potentially responsible party,” or PRP, under the Comprehensive Environmental Response Compensation and Liability Act. We have been named a PRP because of discharges of polychlorinated biphenyls, or PCBs, into the Lower Fox River from our Appleton Plant in the 1950s, 1960s and 1970s and because of discharges from the Appleton Coated paper mill in Combined Locks, Wisconsin, which we owned from 1978 to 2000. We could be liable for a significant portion of the costs of remediating the PCBs that remain in the Lower Fox River. These costs could be material to our financial position. In 2003, the DNR and EPA issued two Record of Decisions (RODs) covering all five segments of the Lower Fox River, which includes Green Bay. The RODs provide for a combination of dredging and capping and monitored natural recovery and contain revised estimates of total costs for remediation of $400 million over a 7 to 18-year time period. In addition to remediation, various government agencies are also asserting that we and the other PRPs are liable for natural resource damages caused by the PCBs. In October 2000, the U.S. Fish & Wildlife Service estimated that total natural resource damages would be in a range between $176 million to $333 million. At this time, we cannot precisely estimate our total liability for the Lower Fox River because we do not know how much the remedial actions and natural resource damages may cost or how large our share of those costs will be. Our liability could be material to our financial position. Because the issuance of the two RODs and the beginning of remediation activities in the first segment of the Lower Fox River greatly reduces the uncertainty about the remedy that will be implemented, we recorded an $87.2 million environmental liability for the Lower Fox River in fiscal 2002 and an additional $15.6 million environmental liability for the Lower Fox River in fiscal 2003, before indemnification by our former parent. Although we believe our recorded environmental liability reflects a reasonable estimate of our liabilities associated with the Lower Fox River based on the RODs, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than our recorded environmental liability. The liabilities associated with the Lower Fox River are discussed in greater detail under the heading “Item 1. Business—Environmental Matters—Lower Fox River” and Note 17 of Notes to Consolidated Financial Statements in Item 8 below.

Our former parent, AWA, may fail to comply with its indemnification obligations related to the acquisition of our company.

Pursuant to the purchase agreement relating to the acquisition of our company, as amended in connection with the repurchase of the deferred payment obligation, AWA and two of its affiliates have agreed to indemnify us for certain losses resulting from:

•	inaccuracies in the environmental representations and warranties made by AWA and its affiliates;

•	certain known environmental matters that existed at the closing of the acquisition;

•	environmental matters related to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of our former affiliates and subsidiaries; and

•	environmental matters relating to the real property on which the Harrisburg, Pennsylvania plant and distribution center are located that existed prior to our sale of the Harrisburg plant to a third party.

AWA has also, subject to certain limitations, agreed to indemnify us for specified environmental liabilities relating to the contamination of the Lower Fox River. AWA’s indemnification obligations with respect to the Lower Fox River are discussed in greater detail under the heading “Item 1. Business—Environmental Matters—Lower Fox River—AWA Indemnification” and Note 1 of Notes to Consolidated Financial Statements in Item 8 below.

If the matters for which we are potentially entitled to receive indemnification from AWA and its affiliates result in significant liabilities for us, and for any reason AWA and/or its affiliates are unable or unwilling to honor these indemnification obligations, we could be required to pay for these liabilities ourselves, which could have a material adverse effect on our cash flow, our ability to fund or expand our operations and our ability to repay our existing and future indebtedness.

We have a substantial amount of indebtedness outstanding and, as a result, we are operating as a highly leveraged company.

Our total debt at January 1, 2005 was approximately $603 million. This large amount of indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to the new senior credit facility and the senior notes and senior subordinated notes;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate activities;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate activities;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•	make it more difficult for us to satisfy our obligations to our creditors and, if we fail to comply with the requirements of our indebtedness, could result in an event of default under the agreements related to our indebtedness;

•	limit our ability to successfully withstand a downturn in our business or the economy generally; and

•	place us at a competitive disadvantage against other less leveraged competitors.

Furthermore, although our ability, Paperweight Development’s ability and the ability of substantially all of our subsidiaries to borrow money will be restricted by the terms of the new senior credit facility and the new indentures, it may be possible for us and our guarantors to incur even more debt and, if we and our guarantors were to do so, these risks could intensify.

Our ability to service our debt is dependent on our future operating results and we cannot be sure that we will be able to meet our debt obligations as they come due.

Our ability to meet our payment obligations and to comply with the financial covenants contained in the agreements relating to our indebtedness is subject to a variety of factors, including changes in:

•	demand for and selling prices of our products;

•	competition;

•	costs of raw materials and operating costs;

•	the decline rate in sales of carbonless paper products;

•	interest rate levels;

•	our status as a qualified subchapter S subsidiary;

•	environmental regulations; and

•	general economic conditions.

We may not be able to generate sufficient cash flows to meet our payment obligations under the agreements relating to our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on our indebtedness, then we may be required to refinance our indebtedness. We may not be able to refinance our indebtedness on terms that are acceptable to us or at all. In the absence of a refinancing, our lenders would be able to accelerate the maturity of our indebtedness, which could cause us to default under our other indebtedness, dispose of assets or declare bankruptcy.

Compliance with the covenants relating to our indebtedness may limit our operating flexibility.

The agreements relating to our indebtedness contain numerous covenants that include certain financial tests, including various debt and cash flow ratios, that become more restrictive beginning with the second fiscal quarter of 2005. The covenants related to our indebtedness, among other things, prohibit or restrict our ability to:

•	pay dividends on or purchase stock;

•	repay subordinated indebtedness;

•	make investments;

•	acquire other companies;

•	borrow additional money;

•	use assets as security in other transactions;

•	sell assets or merge with or into other companies;

•	make capital expenditures;

•	enter into sale and leaseback transactions;

•	sell equity interests in our subsidiaries;

•	amend particular agreements relating to our transaction with AWA and the ESOP;

•	engage in new lines of business; and

•	take, or fail to take, any actions that would cause us to lose our S corporation status.

These limitations, together with our highly leveraged position, could limit our ability to finance our operations with debt or equity in the future. In addition, these restrictions and our leveraged position may restrict our ability to respond to competitive market conditions, to make capital expenditures beyond those permitted in the agreements relating to the indebtedness or to take advantage of other business opportunities, including making acquisitions. This loss of operating flexibility may have a material adverse affect on our ability to achieve our financial objectives or our ability to sustain our current or past levels of revenue, earnings and cash flow.

Terrorism, acts of war or international conflicts could negatively affect our business and financial condition.

Acts or threats of war or terrorism, international conflicts, including ongoing military operations in Iraq and Afghanistan, and the actions taken by the United States and other governments in response to such events could negatively impact general business and economic conditions in the United States and abroad. If terrorist activity, acts of war or other international hostilities cause an overall economic decline, our financial condition and operating results could be materially adversely affected. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including conflict in the Middle East, have created many economic and political uncertainties that could adversely impact our business and results of operations in ways that cannot presently be predicted.

The market for the primary product in our coated solutions business, carbonless paper, may decline more rapidly than we anticipate.

Our coated solutions business, of which the primary product is carbonless paper, currently represents our primary business and accounted for 79% of our net sales in fiscal 2002, 72% of our net sales in fiscal 2003 and 61% of our net sales in fiscal 2004. Our total sales volume of carbonless paper products declined 7.9% from fiscal 2001 to fiscal 2002, 9.0% from fiscal 2002 to fiscal 2003 and 1.9% from fiscal 2003 to fiscal 2004. We believe the carbonless market is declining as users switch to alternative modes of communication and technologies that do not use multipart business forms. We assume that our sales volume of carbonless paper products will decline at a rate of 8% to 10% between 2005 and 2009. If the decline in our sales of carbonless paper products accelerates, then our operating efficiency, profitability and cash flow may be materially adversely affected.

We may be unable to develop and introduce new and enhanced products.

Our success will depend in large part on our ability to use our existing technical and manufacturing capabilities and knowledge in the development and introduction of new, value-added products targeted at new markets and customers. If we are unable to utilize our capabilities or properly identify and address the evolving needs of targeted customers and markets, our ability to capture and develop new business opportunities will be limited. In addition, if the revenue and profits generated by new products are not sufficient to replace the anticipated decline in revenue and profits generated by carbonless products, then our business would suffer.

The development of new products can be very difficult and requires high levels of innovation. The development process can also be lengthy and costly. To date, our new products have yet to generate significant revenues or profits. The success of our new product offerings will depend on several factors, including our ability to:

•	accurately anticipate and properly identify our customers’ needs and industry trends;

•	price our products competitively;

•	manufacture our products at a competitive cost and quality;

•	innovate, develop and commercialize new products and applications in a timely manner;

•	differentiate our products from our competitors’ products;

•	hire and retain personnel specializing in new product development; and

•	use our research and development budget efficiently.

The risks associated with acquisitions could have a material adverse effect on us.

Our strategy for growth includes strengthening and expanding our presence in certain market segments and broadening our product offerings through acquisitions, as evidenced by the acquisitions we completed in fiscal 2003 and in January 2005. Acquisitions are subject to potential problems and inherent risks, including:

•	difficulties in identifying, financing and completing viable acquisitions, especially in light of the restrictions on acquisitions imposed by our debt covenants and our inability to use our common stock as consideration;

•	difficulties in integrating the acquired company, retaining the acquired company’s customers and achieving the expected benefits of the acquisition, such as expected revenue increases, cost savings and increases in geographic or product presence, in the desired time frames, if at all;

•	the diversion of management’s attention away from current operations;

•	the loss of key employees of the acquired company;

•	the assumption of undisclosed liabilities or known liabilities not fixed as to their ultimate amount; and

•	in the event of a foreign-based acquisition, exposure to new market dynamics, a different regulatory environment and various cultural differences.

Financing acquisitions could require us to use substantial cash or other liquid assets or incur additional debt. In such cases, we could become more susceptible to default under our outstanding debt obligations, an economic downturn and competitive pressures. If we are unable to overcome the potential problems and inherent risks related to our acquisition strategy, then our business, operating results, financial condition and future growth prospects could suffer.

We currently rely on a relatively small number of customers to generate a significant amount of our net sales from coated solutions and thermal and advanced technical products.

Our five largest customers for coated solutions products accounted for approximately 51% of coated solutions net sales in fiscal 2002, approximately 50% of coated solutions net sales in fiscal 2003 and approximately 47% of coated solutions net sales in fiscal 2004. Our five largest customers for thermal and advanced technical products accounted for approximately 52% of thermal and advanced technical products net sales in fiscal 2002, approximately 51% of thermal and advanced technical products net sales in fiscal 2003 and approximately 46% of thermal and advanced technical products net sales in fiscal 2004. Many of our customers are under no obligation to purchase our products in the future. Furthermore, some of our customers have become insolvent or financially distressed in recent years. If we lose one or more of our significant customers (e.g., to a competitor or as a result of their being acquired by a customer of a competitor) or any of our significant customers experiences financial difficulty, then our operating efficiency, revenues, earnings and cash flow could be materially adversely affected.

We currently rely on a small number of third parties to supply several of the key raw materials we use to produce our products.

Our business depends upon the availability of key raw materials, including base stock and certain chemicals. In fiscal 2004, we purchased from external suppliers approximately $126 million of base stock. We relied on four external suppliers for approximately 95% of the base stock we purchased in fiscal 2004 to produce our coated solutions products. We relied on a single external supplier for approximately 78% of the base stock we purchased in fiscal 2004 to produce our thermal and advanced technical products. For some of the key chemicals we use in our products we rely on one or two suppliers. If there is a disruption in the supply of our raw materials, including the chemicals that we need to produce our coated solutions and thermal and advanced technical products, then we may be required to purchase these raw materials from alternative sources, which may result in a significant increase in our operating costs. Included in these increased costs would be development costs associated with qualifying new raw materials and suppliers. We may not be able to procure carbonless base stock, thermal base stock or our other raw materials from alternative suppliers in the future in amounts sufficient to meet our needs or at prices consistent with historical prices. The unavailability of alternative suppliers could subject us to significant cost increases and manufacturing delays and could have a material adverse effect on our operations, earnings and cash flow.

We have competitors in our various markets and we may not be able to maintain prices and margins for our products.

We face strong competition from companies in all four of our business segments. Our competitors vary in size and the breadth of their product offerings and some of our competitors have significantly greater financial, technical and marketing resources than we do. In addition, the non-compete agreement we have with our former parent company, AWA, expired on November 9, 2004, three years from the original purchase date. Given its knowledge of the U.S. market for carbonless and thermal products, its practical knowledge of, and prior experience with, the requirements of producing such products, and the fact it has U.S.-based production facilities, it is possible that AWA may decide to re-enter the U.S. marketplace and become a new competitor with which we would have to contend.

Regardless of the continuing quality of our primary products, we may be unable to maintain our prices or margins due to:

•	declining overall carbonless market size;

•	accelerating decline in the carbonless sheet market;

•	increasing manufacturing costs;

•	increasing competition in international markets or from domestic or foreign producers; or

•	declining general economic conditions.

Our inability to compete effectively or to maintain our prices and margins could have a material adverse effect on our earnings and cash flow.

We depend on our key personnel to manage our business effectively and they may be difficult to replace.

Our success depends, to a significant degree, on the efforts and abilities of our current senior and middle management teams. Their skills, experience and industry contacts significantly benefit us. The loss of key employees could have a negative effect on our operating results and financial condition. We do not maintain key-man life insurance on any members of our senior management team, other than our chief executive officer, and no members of our senior management team are subject to employment agreements except for the chief executive officer of our U.K.-based security printing business.

Paperweight Development, its eligible subsidiaries and the ESOP may not continue to be exempt from U.S. federal or state income tax.

Paperweight Development has made an election to be taxed as a subchapter S corporation for U.S. federal and, where recognized, state income tax purposes and an election to treat its eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. We believe that, currently, Paperweight Development qualifies as a subchapter S corporation for federal and state income tax purposes and that we and other eligible subsidiaries qualify as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. Substantially all of the BemroseBooth companies are registered in the United Kingdom and subject to U.K. Inland Revenue tax laws, and are not eligible for treatment as qualified subchapter S subsidiaries and as a result will incur a foreign tax liability. Similarly, Appleton’s Canadian subsidiary is subject to Canadian tax law and is not eligible for this treatment.

Section 1362 of the Internal Revenue Code of 1986, as amended, or the Code, provides that a corporation that meets certain requirements may elect to be taxed as a subchapter S corporation. These requirements include, but are not limited to: (1) the corporation having only certain types of shareholders, including ESOPs, (2) the corporation having 100 shareholders or less and (3) the corporation having only one class of stock. Section 1361 of the Code provides that a corporation that, among other requirements, has all of its stock owned by a subchapter S corporation or a qualified subchapter S subsidiary, and has only one class of stock, may be classified as a qualified subchapter S subsidiary upon proper election by the subchapter S corporation. A qualified subchapter S subsidiary is disregarded as a separate entity for federal and most state income tax purposes. The parent subchapter S corporation takes into account all of the activity of the qualified subchapter S subsidiary. With limited exceptions, a subchapter S corporation does not pay any tax. Rather, the income of an S corporation is allocated to its shareholders. Under current law, a shareholder that is an ESOP does not pay any tax on its allocable share of a subchapter S corporation’s income.

The continuing status of Paperweight Development as a subchapter S corporation and its eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and state income tax purposes will depend upon it continuing to meet the eligibility requirements. Neither we nor Paperweight Development have obtained a ruling from the Internal Revenue Service or any state tax agency confirming that Paperweight Development will be treated as a subchapter S corporation or that we will be treated as a qualified subchapter S subsidiary. In addition, neither we nor Paperweight Development have obtained an opinion upon which any investor may rely stating that Paperweight Development qualifies as a subchapter S corporation and its eligible subsidiaries qualify as qualified subchapter S subsidiaries for U.S. federal and state income tax purposes. It is possible that the Internal Revenue Service, or IRS, could take the position on audit that certain debt or obligations of Paperweight Development or its subsidiaries constitute a second class of stock and terminate Paperweight Development’s subchapter S election. The applicable law and regulations may change in a way which results in the taxation of Paperweight Development as a corporation other than as a subchapter S corporation. Furthermore, the current law that exempts the ESOP trust from taxation on its allocable share of a subchapter S corporation’s income may change.

Paperweight Development realized a benefit during fiscal 2002 and fiscal 2003 as a result of the elimination of its and its eligible subsidiaries’ U.S. federal income tax liability and a substantial portion of its and its eligible subsidiaries’ state income tax liabilities. Paperweight Development was audited by the IRS for the 2001 tax year and received a “no change” letter (meaning the subchapter S corporation election was held to be valid for that year). However, if, for any reason, Paperweight Development loses its subchapter S corporation status, or any of its qualified subchapter S subsidiaries loses its qualified subchapter S subsidiary status, Paperweight Development and its subsidiaries would be required to pay U.S. federal and state income tax, thereby reducing the amount of cash available to repay debt or reinvest in our operations, which would have a material adverse effect on our earnings and cash flow. Similarly, if the ESOP trust becomes subject to tax on its share of the subchapter S corporation’s income, Paperweight Development would have to distribute cash to the ESOP trust to allow it to pay the tax, again reducing the amount of cash available to repay debt or to be reinvested in our operations. The termination of Paperweight Development’s subchapter S corporation status or the termination of Paperweight Development’s subsidiaries’ qualified subchapter S subsidiary status would violate covenants under the new senior credit facilities and the indentures governing the new notes and would lead to a default under the new senior credit facilities and/or the indentures governing the new notes.

As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the subchapter S election if the gain is recognized within ten years after the effective date of the subchapter S election. If we sell a material portion of our assets in the future, we could be subject to a significant tax liability.

Future legislation or regulations intended to reform pension and other employee benefit plans could adversely affect our ability to repay our debt, reinvest in our operations, or grow our business through new product development or through acquisitions.

Since the bankruptcy filings of Enron Corp. and others in 2001, legislators and agencies of the executive branch have formulated or suggested various proposals to amend, restrict or eliminate various features of employee benefit plans. For example, legislation has been proposed in Congress to restrict the amount of company stock that may be held by a 401(k) plan and to allow plan participants to freely sell company stock held in their plan accounts. If legislation is adopted or new regulations are adopted that require us to lift restrictions on sales of stock held in participants’ KSOP accounts, that expand the diversification rights of participants in the KSOP, or that limit the amount of Paperweight Development common stock that may be held by the KSOP, then we may be required to fund the repurchase of substantial amounts of Paperweight Development common stock or take some other action restrictive to our finances. These repurchases or other restrictive actions could reduce the amount of cash available to repay debt, reinvest in our operations, or grow our business through new product development or through acquisitions. In addition, these repurchases could violate covenants under our new senior credit facilities and the indentures governing the new notes, which could lead to a default under those agreements.

Paperweight Development’s legal obligations to repurchase common stock from employees terminating their participation in the ESOP may lead to a default under the agreements governing our indebtedness, including the notes.

It may be necessary for us to make significant distributions to Paperweight Development in order for it to satisfy its share repurchase obligations to former employees who are participants in the ESOP under the Employee Retirement Income Savings Act of 1974, or ERISA, and the terms of the KSOP. Paperweight Development incurs obligations to ESOP participants when they retire or otherwise terminate employment to repurchase shares of Paperweight Development. The ESOP allows Paperweight Development to satisfy its share repurchase obligations by installment payments. For repurchases in 2002, 2003 and 2004, Paperweight Development completed share repurchases to former employees by single payments. Because the amount of our repurchase obligation is based on individual elections made by former employees and the deadlines for those elections for 2005 do not expire until April 30, 2005 and October 31, 2005, it is difficult for us to accurately estimate the ultimate amount of the repurchase obligation for 2005. However, if the number of shares that former employees elect to redeem is consistent with prior years, it is possible we will need to pay for some of the 2005 repurchases through installment payments.

The ESOP also has obligations to permit certain participants to diversify the investment of a portion of their ESOP account, which would otherwise be invested in shares of Paperweight Development stock. However, the agreements governing our indebtedness, including our indebtedness under the new notes, contain limitations on our ability to make this type of distribution. The amount of Paperweight Development’s repurchase obligations may at any time exceed these limitations and we may elect to or be forced to help Paperweight Development meet its obligations. Further, Paperweight Development, as a guarantor of our indebtedness, may also be limited to some extent from making payments to the ESOP or its beneficiaries by the terms of its and our indebtedness, including our indebtedness under the senior notes and senior subordinated notes. As a result of Paperweight Development’s legally imposed repurchase obligation, we and/or Paperweight Development may be forced to violate the distribution and/or payment limitations contained in the agreements relating to its and our indebtedness, including our indebtedness under the senior notes and senior subordinated notes, which may ultimately result in a default under the agreements and the new notes. Defaults on any of our indebtedness could result in acceleration of our indebtedness and cause us to dispose of our assets or declare bankruptcy, and as a result we may not have sufficient funds to satisfy our obligations under the senior notes and senior subordinated notes.

Item 8. Financial Statements and Supplementary Data

1. Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of redeemable common stock, retained earnings (accumulated deficit), accumulated other comprehensive loss and comprehensive income (loss) present fairly, in all material respects, the financial position of Paperweight Development Corp. and its subsidiaries at January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 7, 2005

2. Financial Statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 1, 2005 and January 3, 2004

(dollars in thousands, except share data)

	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$69,938	$29,682
Accounts receivable, less allowance for doubtful accounts of $3,437 and $3,245, respectively	129,754	115,975
Inventories	128,914	130,493
Other current assets	14,715	18,450

Total current assets	343,321	294,600

Property, plant and equipment, net of accumulated depreciation of $187,317 and $123,544, respectively	488,667	522,519
Goodwill	52,817	48,161
Intangible assets, net	99,247	117,491
Environmental indemnification receivable	71,664	77,030
Other assets	18,723	9,970

Total assets	$1,074,439	$1,069,771

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$2,500	$31,350
Accounts payable	62,498	56,870
Accrued interest expense	2,677	1,839
Restructuring reserve	5,478	5,757
Other accrued liabilities	78,900	77,182

Total current liabilities	152,053	172,998

Senior secured notes payable	246,250	135,402
Revolving line of credit	—	10,000
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	3,052	3,504
Postretirement benefits other than pension	61,128	59,469
Accrued pension	47,377	39,696
Accrued income taxes	4,952	15,350
Environmental liability	95,294	99,329
Other long-term liabilities	5,181	8,419
Senior notes payable	185,000	—
Senior subordinated notes payable	157,000	199,958
Deferred payment obligation	—	172,742
Commitments and contingencies (Note 17)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,647,005 and 12,124,778, respectively	159,329	158,279
Accumulated deficit	(41,034)	(3,587)
Accumulated other comprehensive loss	(9,793)	(10,438)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,074,439	$1,069,771

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002
Net sales	$989,508	$861,453	$897,973

Cost of sales	735,075	634,323	630,712

Gross profit	254,433	227,130	267,261

Selling, general and administrative expenses	197,780	159,103	156,577
Restructuring and other charges	2,989	2,629	—
Environmental expense	—	—	21,017

Operating income	53,664	65,398	89,667

Other expense (income)
Interest expense	49,595	54,160	68,354
Debt extinguishment expense	30,779	1,396	11,754
Interest income	(2,232)	(315)	(990)
Foreign exchange loss (gain)	304	(1,085)	(46)

(Loss) income before income taxes	(24,782)	11,242	10,595

Provision for income taxes	249	83	503

Net (loss) income	$(25,031)	$11,159	$10,092

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002
Cash flows from operating activities:
Net (loss) income	$(25,031)	$11,159	$10,092
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	67,792	61,548	58,514
Amortization of intangible assets	9,547	9,670	9,463
Amortization of financing fees	2,264	3,418	9,585
Employer 401(k) noncash matching contributions	7,586	8,093	7,339
Foreign exchange loss (gain)	304	(1,085)	(46)
Loss on disposals of equipment	677	887	1,563
Accretion of deferred payment and capital lease obligations	7,777	16,612	14,818
Accretion of environmental liability	1,331	1,282	—
Debt extinguishment expense	4,596	540	11,754
Discount on repayment of deferred payment obligation	(13,200)	—	—
(Increase)/decrease in assets and increase/(decrease) in liabilities excluding effects of business acquisitions:
Accounts receivable	(12,567)	12,667	12,017
Inventories	6,211	4,863	16,500
Other current assets	3,818	(694)	(923)
Accounts payable and other accrued liabilities	2,981	(5,046)	(6,335)
Restructuring reserve	(279)	1,004	(711)
Accrued income taxes	(3,581)	437	17,970
Accrued pension	1,607	1,803	(7,097)
Environmental liability/receivable, net	—	—	21,017
Other, net	1,484	(814)	1,368

Net cash provided by operating activities	63,317	126,344	176,888

Cash flows from investing activities:
Proceeds from sale of equipment	214	3	56
Acquisition of businesses, net of cash acquired	(1,000)	(112,266)	—
Additions to property, plant and equipment	(36,497)	(29,903)	(32,444)

Net cash used by investing activities	(37,283)	(142,166)	(32,388)

Cash flows from financing activities:
Payments of senior secured notes payable	(168,002)	(124,590)	(113,658)
Proceeds from senior secured notes payable	250,000	140,000	—
Payments of senior subordinated notes payable	(192,958)	—	(50,042)
Proceeds from senior notes payable	185,000	—	—
Proceeds from senior subordinated notes payable	150,000	—	—
Payment of deferred payment obligation	(167,067)	—	—
Debt acquisition costs	(13,365)	—	—
Payments relating to capital lease obligation	(670)	(670)	(671)
Proceeds from revolving line of credit	—	84,000	—
Payments of revolving line of credit	(10,000)	(74,000)	—
Proceeds from issuance of redeemable common stock	4,005	13,360	5,909
Payments to redeem common stock	(27,389)	(14,387)	(304)
Increase (decrease) in cash overdraft	3,624	(2,599)	2,954

Net cash provided by (used by) financing activities	13,178	21,114	(155,812)

Effect of foreign exchange rate changes on cash and cash equivalents	1,044	—	—
Change in cash and cash equivalents	40,256	5,292	(11,312)
Cash and cash equivalents at beginning of period	29,682	24,390	35,702

Cash and cash equivalents at end of period	$69,938	$29,682	$24,390

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK, RETAINED EARNINGS

(ACCUMULATED DEFICIT), ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except share data)

	Redeemable Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
	Shares Outstanding	Amount

Balance, December 29, 2001	10,684,373	$104,663	$7,616	$—

Comprehensive income:
Net income	—	—	10,092	—	$10,092
Minimum pension liability adjustment	—	—	—	(1,523)	(1,523)

Total comprehensive income					$8,569

Issuance of redeemable common stock	919,539	10,973	—	—
Redemption of redeemable common stock	(16,708)	(304)	—	—
Accretion of redeemable common stock	—	18,249	(18,249)	—

Balance, December 28, 2002	11,587,204	133,581	(541)	(1,523)

Comprehensive income:
Net income	—	—	11,159	—	$11,159
Minimum pension liability adjustment	—	—	—	(9,609)	(9,609)
Foreign currency translation adjustment	—	—	—	1,226	1,226
Realized and unrealized losses on derivatives	—	—	—	(532)	(532)

Total comprehensive income					$2,244

Issuance of redeemable common stock	1,184,408	24,880	—	—
Redemption of redeemable common stock	(646,834)	(14,387)	—	—
Accretion of redeemable common stock	—	14,205	(14,205)	—

Balance, January 3, 2004	12,124,778	158,279	(3,587)	(10,438)

Comprehensive loss:
Net loss	—	—	(25,031)	—	$(25,031)
Minimum pension liability adjustment	—	—	—	(4,712)	(4,712)
Foreign currency translation adjustment	—	—	—	5,012	5,012
Realized and unrealized gains on derivatives	—	—	—	345	345

Total comprehensive loss					$(24,386)

Issuance of redeemable common stock	650,291	16,023	—	—
Redemption of redeemable common stock	(1,128,064)	(27,389)	—	—
Accretion of redeemable common stock	—	12,416	(12,416)	—

Balance, January 1, 2005	11,647,005	$159,329	$(41,034)	$(9,793)

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Paperweight Development Corp. (“PDC”) and its wholly-owned subsidiaries (collectively the “Company”) for the years ended January 1, 2005, January 3, 2004 and December 28, 2002.

NATURE OF OPERATIONS

Appleton Papers Inc. (“API”) is the primary operating subsidiary of PDC. API creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. The Company operates in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging. The carbonless business is the largest component of the coated solutions segment. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of its coated solutions business, the Company produces coated products for inkjet printing, point-of-sale displays and other design and print applications. Also included in the coated solutions segment, for fiscal 2004 and all periods presented, are those carbonless products that contain security features. The Company also offers customers custom coating solutions and the potential for strategic partnerships through its engineered manufacturing solutions, or toll coating, program. This program focuses on the Company’s ability to apply barrier and/or printable coating to substrates. Sales within the coated solutions segment accounted for approximately 61% of consolidated net sales in 2004, 72% of consolidated net sales in 2003 and 79% of consolidated net sales in 2002.

The thermal and advanced technical products segment consists of the thermal business as well as the development of non-thermal products and related substrates for the transaction and item identification markets. These products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; medical and industrial charts; tags for airline baggage and retail applications; and label products for, shipping, warehousing, medical and clean-room applications. Sales within thermal and advanced technical products accounted for approximately 21% of consolidated net sales in 2004, 21% of consolidated net sales in 2003, and 20% of consolidated net sales in 2002.

The security business produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation API is building a portfolio of products that incorporate security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies. The focus of the security business is on checks, business and government documents and the brand protection market. In December 2003, the Company acquired Bemrose Group Limited, whose operating unit, BemroseBooth, is a leading provider of “mission critical” secure and specialized print services. BemroseBooth’s products include security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company entered the performance packaging business in 2003 with the acquisition of C&H Packaging Company, Inc. (“C&H Packaging”) and American Plastics Company, Inc. (“American Plastics”). C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial products industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. New England Extrusion, acquired in January 2005 (see Note 23 “Subsequent Event”), manufactures single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high barrier coextruded films American Plastics produces. By sharing their capabilities, American Plastics and New England Extrusion will be able to expand their abilities to design and produce film products with customer-specified properties.

The Company’s customers include printers, merchants and converters primarily located in North America, who buy its carbonless, thermal and advanced technical, security, performance packaging or specialty coated products. The Company’s performance packaging business unit sells packaging products to food processing, household and industrial products companies located in the United States. Customers of BemroseBooth, the Company’s United Kingdom subsidiary, include many of the United Kingdom’s biggest brand names in retail, telecommunications, financial services and transportation.

RELATIONSHIPS WITH FORMER PARENT

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase of all the partnership interests of Arjo Wiggins Delaware General Partnership, and its wholly-owned subsidiary, Appleton Papers Inc.

In conjunction with the acquisition, the Company entered into two indemnification agreements under which AWA, the former parent of API, agreed to indemnify PDC and PDC agreed to indemnify the Company for, and pay, all governmental and third party environmental liabilities and all costs and expenses incurred by the Company in defense against certain governmental and third party environmental claims, referred to as the Fox River Liabilities. The Fox River Liabilities also include fees and expenses of the Company’s environmental counsel, advisers, engineers and scientific experts, and the costs incurred in obtaining studies and other analyses concerning various remedial alternatives for the Lower Fox River. The indemnification agreements mirror one another and result in the Company receiving indemnification payments directly or indirectly from AWA.

Under the indemnification agreements, AWA agreed to indemnify the Company for the first $75 million of Fox River Liabilities and for those in excess of $100 million (see Note 17 “Commitments and Contingencies”). The Company is responsible for the $25 million of liabilities between $75 million and $100 million. The indemnification agreements provide that it is the intent of the parties that at no time will Appleton or PDC be required to fund any costs and expenses relating to the Fox River Liabilities for which Appleton or PDC will be indemnified. AWA has paid $35.5 million under the indemnification agreements through 2004.

In connection with the indemnification agreements and in order to assure the Company, the trustee of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) and the Company’s lenders that AWA would be able to meet its indemnification obligations under these agreements, AWA purchased and fully paid for indemnity claim insurance from an affiliate of American International Group, Inc. (“AIG”).

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The AIG insurance policy is designed to provide coverage, with the exception described below, for an increasing amount of potential Fox River Liabilities for each of the 12-month periods beginning November 9 of the years specified below:

Year	Maximum Coverage
2001	$75 million
2002	$100 million
2003	$125 million
2004	$150 million
2005	$175 million
2006	$200 million
2007 and thereafter	$250 million
(unless reduced as described below)

The amounts available under the AIG insurance policy were determined as a result of negotiations with AWA and are not based on any particular cost estimates. The Company believes that the $250 million available under the AIG insurance policy will be in excess of the Company’s ultimate liability for remediation of the Lower Fox River even if, as discussed in Note 17, “Commitments and Contingencies,” (a) the costs of remediation were to be twice the government agencies’ estimate of $400 million, (b) the Company’s natural resource damages (“NRD”) settlement was to be twice the $12 million obtained by Georgia-Pacific and (c) the Company’s combined share with NCR of all of these liabilities was to be substantially more than any of our estimates of the Company’s share of the PCB discharges.

The AIG insurance policy was designed to provide a funding source to satisfy the Fox River Liabilities and other liabilities. As such, the policyholder (described below) has designated a third party administrator to manage the various environmental issues that arise with respect to the Lower Fox River. This administrator works with the Company’s employees as negotiations and discussions occur with governmental authorities and third parties. As the Company incurs costs and expenses that constitute Fox River Liabilities, it submits invoices to the administrator, which are in turn submitted to AIG and then paid under the AIG insurance policy. As noted above, the indemnity arrangements negotiated with AWA and the AIG insurance policy are designed to ensure that the Company will not be required to fund any costs and expenses for the Fox River Liabilities and to assure the Company, the ESOP Trustee and the Company’s lenders and investors that it will not have to rely on AWA itself to make these payments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The maximum coverage amounts under the AIG insurance policy will not decrease below the amounts set forth in the table above before December 14, 2008, unless Appleton experiences certain types of changes of control or it repays the new senior credit facility in full (other than in a refinancing transaction). If (1) a designated debt arbiter does not determine that Appleton will have sufficient internal cash to repay the new senior credit facility prior in December 14, 2008, or if the designated debt arbiter determines that Appleton will have sufficient cash but does not actually repay the new senior credit facility or irrevocably deposit funds sufficient to repay the new senior credit facility at stated maturity, (2) AWA shall have committed a payment default under its indemnification obligations in excess of $1 million that is not cured within 60 days of written notice or (3) a designated environmental arbiter determines that the aggregate projected amount for which AWA will be liable during the period from December 14, 2008 to November 8, 2011 (the “Extension Period”) will exceed the aggregate amount available under the annuity described below during the Extension Period (the “Excess Amount”), then the amount of coverage required under the AIG insurance policy during the Extension Period will be equal to the “Extension Coverage.” The Extension Coverage will be the lesser of (1) two times the Excess Amount or (2) the amount of coverage available under the AIG insurance policy remaining on December 14, 2008.

The AIG insurance policy is owned by a Bermuda corporation that is referred to as the policyholder. Under the indemnification agreements, the policyholder has the right to elect to reduce the maximum coverage amount from $250 million to $167 million at any time after the notes are paid in full and certain other conditions are met or upon a change of control.

In order to establish and administer the AIG insurance policy, AWA and PDC each formed direct or indirect special purpose subsidiaries that jointly own the policyholder. The policyholder owns and is the direct beneficiary of the AIG insurance policy. At the closing of the acquisition, AWA assigned, and the policyholder assumed, AWA’s share of the Fox River Liabilities under AWA’s indemnification agreement in exchange for a capital contribution by AWA to the policyholder in the amount of the premium required to fully purchase the AIG insurance policy. AWA has not been released from its primary responsibility for performance under its indemnification agreement. This structure is intended to protect the policyholder and the AIG insurance policy from claims made by the creditors of AWA, PDC and/or their respective affiliates, including the special purpose subsidiaries that own the policyholder, in a bankruptcy or other liquidation proceeding involving any of these companies.

The indemnification agreements provide that AWA can elect to control and manage the Fox River Liabilities with the cooperation and assistance of the Company’s personnel. API agreed to make certain of its employees available to AWA, at AWA’s cost, to assist with discussions and negotiations with the United States Environmental Protection Agency (“EPA”), the Wisconsin Department of Natural Resources (“DNR”), the Fish & Wildlife Service (“FWS”) and other governmental agencies.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The indemnification agreements provide for a dispute resolution process involving arbitration in accordance with the Center for Public Resources—Rules for Non-Administered Arbitration.

AWA also agreed to indemnify the Company for liabilities related to the business and operations of certain of API’s former subsidiaries; the ownership of the real property on which the Harrisburg plant is located and for pre-closing environmental contingencies at this location; and for certain other designated liabilities, which are referred to as other excluded liabilities, including pending litigation, and some known environmental conditions or issues, other than those matters relating to the Lower Fox River, which are covered by the indemnification agreement described above. Under these provisions, AWA is obligated to reimburse API for losses for, in the case of a breach of an environmental representation or warranty or a loss arising from a known environmental condition or issue constituting other excluded liabilities, 50% of the first $5 million of losses and 100% of losses in excess of $5 million and, in all other cases, 100% of the losses.

Also as part of the purchase agreement, AWA agreed to indemnify the Company for 100% of net income tax liabilities after the November 9, 2001 acquisition, in respect of periods through September 30, 2001, excluding 50% of amounts in excess of $5.0 million in the aggregate up to and including $10.0 million in the aggregate, representing a maximum amount of $2.5 million for which the Company would have remained responsible. All tax refunds relating to periods through September 30, 2001, received by the Company, were to be first applied against the amount of net income tax liabilities indemnified by AWA. The Company was to be allowed to retain any excess net refunds over net income tax liabilities.

As part of Appleton’s debt refinancing consummated on June 11, 2004, PDC repaid its deferred payment obligation to AWA (the “Deferred Payment Obligation”). The accreted value of the deferred payment obligation was $180.3 million. After receiving a discount of $13.2 million, PDC paid AWA $167.1 million in full satisfaction of the obligation. In return for the $13.2 million discount, the Company agreed to amend the purchase agreement. Appleton amended the indemnification agreements relating to the Fox River Liabilities to (a) delete the requirement that AWA provide Appleton with a quarterly certification as to its consolidated tangible net worth and make an escrow deposit if its tangible net worth were to decline below a specified amount, and (b) provide that AWA will satisfy its obligation to indemnify Appleton for the first $75 million of Fox River Liabilities once it has expended $75 million, without regard to insurance and other recoveries from third parties.

The Company also agreed to amend the purchase agreement relating to the acquisition to (a) delete the requirement that AWA provide Appleton with a quarterly certification of its tangible net worth and make an escrow deposit if its tangible net worth were to decline below in specified amount and (b) eliminate certain of AWA’s indemnity obligations to Appleton, other than those relating to (i) inaccuracies in the environmental representations and warranties made by AWA and its affiliates, (ii) certain known environmental matters that existed at the closing of the acquisition, (iii) environmental matters relating to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of the Company’s former affiliates and subsidiaries and (iv) environmental matters relating to the real property on which the Harrisburg, Pennsylvania plant and distribution center, which Appleton owned prior to the sale of the Harrisburg plant to a third party, are located.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal year 2004 was a 52-week period ending on January 1, 2005. Fiscal year 2003 was a 53-week period ending on January 3, 2004. Fiscal year 2002 was a 52-week period ending on December 28, 2002.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more critical estimates made by management relate to environmental contingencies, pension and postretirement assumptions, accrued discounts, restructuring charges and accruals, accrued income taxes, intangible asset impairment, fair market value of redeemable common stock and receivable and inventory reserves. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year financial statement classifications have been revised to conform to their current year presentation. These reclassifications had no effect on net income.

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectibility is reasonably assured; and title has transferred to the customer. Generally, these criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company generally does not invoice its customers for shipping and handling fees. Related costs are classified as selling, general and administrative expenses and totaled $49.8 million for fiscal 2004, $40.0 million for fiscal 2003 and $40.7 million for fiscal 2002.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company has written policies and procedures that place all financial instruments under the direction of its corporate treasury department and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited. The Company uses financial instruments to manage the market risk from changes in foreign currency exchange rates.

The Company follows the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149. The fair values of all derivatives are recorded in the consolidated balance sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure using foreign currency exchange contracts. These instruments are designed as cash flow hedges in accordance with SFAS No. 133 and are recorded on the consolidated balance sheets at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedge transactions occur and affect earnings. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

For the years ended January 1, 2005, January 3, 2004 and December 28, 2002, no amount was recognized in earnings due to ineffectiveness of a hedge transaction. The amount reported as realized and unrealized gains on derivatives of $0.3 million as of January 1, 2005 and the amount reported as realized and unrealized losses on derivatives of $0.5 million as of January 3, 2004, in accumulated other comprehensive loss, represents the net gain and loss, respectively, on derivatives designated as cash flow hedges.

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity. At January 1, 2005 and January 3, 2004, there were cash overdrafts of approximately $10.8 million and $7.2 million, respectively, which are included in accounts payable within the accompanying consolidated balance sheets.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for substantially all finished goods, work in process and raw materials. Stores and spare parts inventories are valued at average cost and certain other inventories are valued using the first-in, first-out (“FIFO”) method. Finished goods and work in process inventories include the cost of materials, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, including interest incurred during construction, and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The general range of useful lives for financial reporting is 10 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment. Maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in earnings.

INTERNAL USE SOFTWARE

Costs incurred related to the development of internal use software are accounted for in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP No. 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use once certain criteria are met. Capitalized software costs are amortized over the lesser of 8 years or the useful life of the software using the straight-line method.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

INTANGIBLE ASSETS

Certain intangible assets (including a portion of registered trademarks) have been determined to have indefinite useful lives and will not be amortized until their useful lives are determined to be no longer indefinite. Other intangible assets (patents, customer relationships, non-compete agreements and the remaining registered trademarks) are amortized over their estimated useful lives of 3 to 25 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This impairment analysis consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess.

The carrying value of intangible assets with definite lives and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be determined based upon a comparison of the undiscounted future net cash flows anticipated to be generated during the remaining life of the intangible assets with a definite life or long-lived assets to their respective carrying values. Measurement of any impairment loss would be based upon discounted operating cash flows.

INCOME TAXES

In conjunction with the acquisition of API, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes and, therefore, the Company anticipates that it will not incur any future U.S. federal income tax liability and minimal state income tax liabilities.

Ineligible subsidiaries account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable and accounts payable recorded in the balance sheets approximate fair value based on the short maturity of these instruments. Fair values of long-term debt and deferred payment and lease obligations are estimated based on market conditions and interest rates available to the Company for similar financial instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in financial statements. For fiscal 2004, comprehensive income for the Company consisted of a net loss and accumulated other comprehensive loss relating to minimum pension liability adjustments, foreign currency translation adjustments and unrealized gains on derivatives totaling a loss of $24.4 million. For fiscal 2003, comprehensive income for the Company consisted of net income and accumulated other comprehensive loss relating to minimum pension liability adjustments, foreign currency translation adjustments and unrealized losses on derivatives totaling $2.2 million.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $18.1 million in 2004, $18.0 million in 2003 and $14.7 million in 2002.

ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the entity’s activities. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R applies immediately for Appleton for variable interest entities created after December 31, 2003, and applies for the first reporting period beginning after December 15, 2004 to variable interest entities in which an enterprise holds a variable interest that was acquired before January 1, 2004. Based upon management’s evaluation of FIN 46R, Appleton’s adoption is not expected to have a material effect on the consolidated financial statements.

During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement also requires interim period disclosure of the components of net periodic benefit cost, and if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. Appleton has adopted these expanded disclosures.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Appleton is a sponsor of postretirement health care plans that provide prescription drug benefits. FSP FAS 106-2 was effective for Appleton in the third quarter of 2004; however, in accordance with FSP FAS 106-2, based on the relative significance of the Act on reported amounts, Appleton accounted for such effects prospectively as of November 30, 2004, its latest accounting measurement date. See Note 16 for additional information.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the meaning of the term ‘normal capacity’ was clarified. The provisions of SFAS 151 are applicable to inventory costs incurred by Appleton beginning in 2006 and are not expected to have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an Amendment of APB Opinion No. 29.” SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). This standard is effective for monmonetary asset exchanges made by Appleton beginning in 2006 and is not expected to have a significant effect on the Company’s financial statements.

3. ACQUISITION OF BUSINESSES

In December 2003, the Company acquired Bemrose Group Limited, a privately-held company headquartered in Derby, England. The group’s operating unit, BemroseBooth, produces security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars. The purchase price for this acquisition, net of cash acquired, approximated $63.0 million and was financed with cash from operations and proceeds received from a senior secured variable rate note. The Company has obtained independent appraisals to allocate the purchase price to the acquired net assets. The excess of the purchase price over the estimated fair value of the acquired net assets has been allocated to goodwill. As a result of this acquisition, goodwill of approximately $27.0 million was assigned to the Company’s security business unit. Such amounts are not deductible for U.K. tax purposes. Bemrose Group Limited has been included in the Company’s consolidated financial statements since the date of the acquisition.

The acquisition was accounted for using the purchase method, in accordance with SFAS No. 141, “Business Combinations.” The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, excluding cash acquired (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Current assets	$37,907
Property, plant and equipment	33,710
Intangible assets	10,184
Goodwill	27,034

Total assets acquired	$108,835

Current liabilities	$25,036
Other long-term liabilities	20,811

Total liabilities assumed	$45,847

Net assets acquired	$62,988

On April 30, 2003, the Company acquired all of the outstanding common shares of two privately-held Wisconsin-based companies, C&H Packaging and American Plastics which included American Real Estate Corporation (a holding company for the real estate assets of American Plastics). American Real Estate Corporation was subsequently merged into American Plastics by the end of fiscal 2004. C&H Packaging prints and converts flexible plastic packaging materials for companies in the food processing, household and industrial product industries. American Plastics produces high-quality, custom multilayered films and commercial packaging. The purchase price for these acquisitions approximated $50.4 million and was financed with cash from operations and borrowings under the revolving credit portion of the Company’s old senior credit facility. The Company obtained independent appraisals to allocate the purchase price to the acquired net assets. As a result of this acquisition, goodwill of approximately $23.5 million has been assigned to the Company’s performance packaging business unit. C&H Packaging and American Plastics have been included in the Company’s consolidated financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (dollars in thousands):

Current assets	$13,219
Property, plant and equipment	12,300
Intangible assets	6,132
Goodwill	23,531
Other assets	110

Total assets acquired	$55,292

Current liabilities	$4,909

Total liabilities assumed	$4,909

Net assets acquired	$50,383

The following unaudited pro forma data summarizes the results of operations for the years indicated as if the acquisitions of C&H Packaging, American Plastics and BemroseBooth had been completed on December 30, 2001. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to cost of sales, selling, general and administrative expenses, interest expense, amortization, depreciation and income taxes. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on December 30, 2001 or that may be obtained in the future (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002
Net sales	$963,201	$1,031,733
Net income	$12,552	$14,472

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized, however, they must be tested for impairment annually. Amortization will continue to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the year ended January 1, 2005 are as follows (dollars in thousands):

	Coated Solutions	Thermal and Advanced Technical Products	Security	Performance Packaging	Total
Balance as of January 3, 2004	$—	$—	$24,422	$23,739	$48,161
Goodwill from business acquisitions	—	—	3,172	(208)	2,964
Currency translation	—	—	1,692	—	1,692

Balance as of January 1, 2005	$—	$—	$29,286	$23,531	$52,817

The Company’s other intangible assets consisted of the following (dollars in thousands):

	As of January 1, 2005		As of January 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$55,879	$9,398	$58,294	$6,457
Patents	32,678	18,162	36,181	13,141
Customer relationships	13,799	1,828	13,419	776
Non-compete agreements	1,983	645	1,908	48
Applications software	—	—	480	—

Total	$104,339	$30,033	$110,282	$20,422

Unamortizable intangible assets:
Trademarks	$24,941		$27,631

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Of the $129.3 million of acquired intangible assets, $80.8 million was assigned to registered trademarks. Trademarks of $48.7 million related to carbonless paper and $7.2 million related to the Company’s 2003 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $24.9 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 3 to 5 years for non-compete agreements.

Amortization expense for the year ended January 1, 2005 approximated $9.5 million. Amortization expense for the years ended January 3, 2004 and December 28, 2002 approximated $9.7 million and $9.5 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates that annual amortization of intangible assets will approximate $8.7 million per year for 2005 and 2006, $8.2 million for 2007, $5.0 million for 2008 and $3.8 million for 2009.

5. RESTRUCTURING AND OTHER CHARGES

In order to position itself for long-term growth, the Company reduced salaried employment by 46 employees during fiscal 2003 and an additional 41 employees during fiscal 2004. These reductions included positions at the corporate headquarters as well as the plant and mill sites. As a result, the Company took a charge of $3.0 million in 2004 and $2.6 million in 2003 for employment termination benefits. During 2004, the Company paid out $2.3 million related to these employment termination benefits, liabilities for which were incurred in 2004 and 2003.

During the third quarter of 1999, Appleton announced plans to close the Newton Falls mill in 2000 and the Harrisburg plant in 2001. In the third quarter of 2000, Appleton ceased operations at the Newton Falls mill and permanently closed the mill during the third quarter of 2001. Appleton sold its Harrisburg plant in August 2001. In 1999, the Company committed to exiting its New York distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007. The $0.9 million reduction to the distribution center exit cost reserve represents 2004 lease payments, net of sublease income, for this distribution center.

The table below summarizes the components of the restructuring reserve included on the consolidated balance sheets at January 1, 2005 and January 3, 2004 (dollars in thousands):

	January 3, 2004 Reserve	2004 Reserve Additions	2004 Charges to Reserve	January 1, 2005 Reserve
Distribution center exit costs	$4,136	$—	$(931)	$3,205
Employee termination benefits	1,621	2,989	(2,337)	2,273

	$5,757	$2,989	$(3,268)	$5,478

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. INVENTORIES

Inventories consist of the following (dollars in thousands):

	2004	2003
Finished goods	$66,351	$66,990
Raw materials, work in process and supplies	63,394	63,333

Total cost	129,745	130,323
(Excess) increased cost over LIFO cost	(831)	170

	$128,914	$130,493

Stores and spare parts inventory balances of $21.2 million in 2004 and $21.4 million in 2003 are valued at average cost and included on the raw materials, work in process and supplies line. Inventories valued using the FIFO method approximate 13% of the Company’s total inventory balance at January 1, 2005 and 11% at January 3, 2004.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	2004	2003
Land and improvements	$9,526	$9,118
Buildings and improvements	94,157	93,909
Machinery and equipment	510,468	488,282
Software	29,960	27,447
Capital lease	4,764	4,764
Construction in progress	27,109	22,543

	675,984	646,063
Accumulated depreciation/amortization	(187,317)	(123,544)

	$488,667	$522,519

8. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	2004	2003
Deferred debt issue costs	$12,701	$6,195
Other	6,022	3,775

	$18,723	$9,970

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (dollars in thousands):

	2004	2003
Payroll	$14,399	$10,819
Trade discounts	24,786	27,004
Workers’ compensation	4,437	4,604
Accrued insurance	1,288	2,325
Other accrued taxes	4,884	2,032
Postretirement benefits other than pension	3,825	4,131
Fox River Liabilities	6,135	9,767
Other	19,146	16,500

	$78,900	$77,182

10. LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	2004	2003
Senior secured variable rate note payable at LIBOR plus 3.0%, $2,330 due quarterly ending November 8, 2005	$—	$26,752
Senior secured variable rate note payable at LIBOR plus 2.5%, $327 due quarterly with $127,711 due November 8, 2006	—	140,000
Senior secured variable rate note payable at LIBOR plus 2.25%, $625 due quarterly with $235,625 due June 11, 2010	248,750	—
Revolving line of credit at LIBOR plus 3.0%	—	10,000

	248,750	176,752
Less obligations due within one year	(2,500)	(31,350)

	246,250	145,402

Unsecured variable rate industrial development bonds, 1.5% average interest rate at January 1, 2005, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior notes payable at 8.125%, due June 15, 2011	185,000	—
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	—
Senior subordinated notes payable at 12.5%, due December 15, 2008	7,000	199,958
Deferred payment obligation, due May 8, 2010 at 10% per annum compounded semi- annually to the date of repayment	—	172,742

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On June 11, 2004 Appleton completed a voluntary refinancing of its debt. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Mandatory principal payments of $625,000 are due quarterly with the remaining balance due June 11, 2010. The new senior credit facility also includes a five-year, $125 million revolving credit facility. The new senior credit facility contains covenants under which certain minimum leverage and coverage ratios must be met. As part of the 2004 refinancing, Appleton also issued $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under its former senior credit facility, plus interest, consisting of senior secured variable rate notes of $14.0 million and $130.7 million, respectively. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and the senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million in aggregate principal amount outstanding of the 12.5% Senior Subordinated Notes due 2008 and the Deferred Payment Obligation incurred in connection with the purchase of Appleton from AWA. The Deferred Payment Obligation, which was due May 8, 2010, had accreted at 10% per annum to $180.3 million as of June 11, 2004. AWA discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation.

The new senior credit facility is unconditionally guaranteed by Paperweight Development Corp. and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior notes and senior subordinated notes are unconditionally guaranteed by Paperweight Development Corp., WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., Appleton Steam Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and BemroseBooth USA, Inc. As a result of the 2004 refinancing, $4.6 million of deferred debt issuance costs were written off. A premium of $37.2 million was also paid in conjunction with the repurchase of the 12.5% Senior Subordinated Notes. Related fees of $2.2 million were also incurred. These total costs of $44.0 million, less the $13.2 million discount discussed above, were recorded as debt extinguishment expense.

The new senior credit facility, senior notes and senior subordinated notes contain affirmative and negative covenants. In general, the covenants contained in the new senior credit facility are more restrictive than those of the senior notes and senior subordinated notes. Among other restrictions, the covenants contained in the new senior credit facility require Appleton to meet specified financial tests, including leverage and interest and fixed charge coverage ratios, which become more restrictive over the term of the debt.

The new senior credit facility, senior notes and senior subordinated notes also contain covenants, which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the new senior credit facility, senior notes and senior subordinated notes to incur liens; engage in transactions with affiliates; incur additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; make capital expenditures; terminate the S corporation status of Paperweight Development or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend its debt instruments; amend or terminate the ESOP; and amend other agreements related to the acquisition.

The six-month LIBOR rate at January 1, 2005 was 2.8%.

Prior to the June 11, 2004 refinancing, Appleton made mandatory debt repayments of $22.1 million, plus interest, on its old outstanding senior secured notes. During the remainder of 2004, Appleton made mandatory dept repayments of $1.25 million, plus interest, on its new senior credit facility. During 2003, Appleton made mandatory debt repayments of $41.3 million, plus interest, on its old senior credit facility. During 2002, Appleton made mandatory debt repayments of $18.0 million, plus interest, and voluntary debt prepayments totaling $95.7 million, plus interest, on its old senior credit facility.

At January 1, 2005 there was approximately $104.0 million of unused borrowing capacity under the $125 million revolving credit facility for working capital and other corporate purposes. Approximately $21.0 million of the new revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.5% per annum is assessed on its unused borrowing capacity.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Through June 5, 2002, borrowings under the $150 million senior secured note bore interest at LIBOR plus 4.25% per annum, subject to a minimum LIBOR rate of 2.5%. On June 6, 2002, Appleton refinanced the $112.4 million remaining principal amount and replaced it with similar debt carrying a reduced interest rate of LIBOR plus 3.25%, not subject to a minimum LIBOR rate. The terms of this refinanced debt also allowed Appleton to repurchase up to $50 million in aggregate principal amount of its 12.5% Senior Subordinated Notes due 2008. As a result of this refinancing, $11.8 million of deferred debt issuance costs were written off during fiscal 2002 as debt extinguishment expense. In December 2003, Appleton refinanced the remaining $83.3 million of a $150 million senior secured note and borrowed an additional $56.7 million with which to make the Bemrose Group Limited acquisition. This debt, which was similar to the previous debt, carried an interest rate of LIBOR plus 2.5%. As a result of this refinancing, $1.4 million of deferred debt issuance costs were written off in fiscal 2003 as debt extinguishment expense.

The senior subordinated notes due in 2008 are unsecured obligations of API, ranking subordinate in right of payment to all senior debt of API, and are unconditionally, jointly and severally guaranteed by PDC and WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Limited and BemroseBooth USA Inc. (see Note 24 “Guarantor Financial Information”). Interest on the senior subordinated notes is payable semi-annually in June and December of each year. Prior to December 15, 2004, and after 100% application toward the repayment of the new senior credit facility, API may use the proceeds of certain sales of its equity to redeem up to 35% of the original principal amount of the senior subordinated notes at a redemption price of 112.5% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date.

Except pursuant to the following paragraph, the senior subordinated notes will not be redeemable at API’s option prior to December 15, 2005. On or after December 15, 2005, API may redeem during the 12-month period beginning on December 15 of the applicable year all or a part of the senior subordinated notes at the redemption prices of 106.25% in 2005, 103.125% in 2006 and 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any.

During 2002, Appleton purchased and retired $50.0 million of its senior subordinated notes payable. The Company paid a premium of $1.8 million on the purchase and retirement of these senior subordinated notes payable.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Scheduled repayment of principal on long-term obligations outstanding at January 1, 2005 is as follows (dollars in thousands):

2005	$2,500
2006	2,500
2007	2,500
2008	9,500
2009	2,500
Thereafter	579,900

$599,400

11. INCOME TAXES

In conjunction with the acquisition of API, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. As a result, its tax provision includes only minimal foreign and state income taxes. BemroseBooth, acquired by the Company in December 2003, is a taxable entity. For fiscal 2004 the Company recorded a tax provision of $0.2 million which included a $0.2 million tax benefit recorded by BemroseBooth. For fiscal 2003 the Company recorded a tax provision of $0.1 million which included a $0.3 million tax benefit recorded by BemroseBooth.

Appleton received a $1.8 million federal tax refund during the first quarter of fiscal 2004, and an additional $4.4 million state tax refund in April 2004. As these refunds related to the resolution of certain tax contingencies that related to periods prior to October 1, 2001, they have been recorded as a reduction in purchase price via a decrease to long-lived intangible assets of $5.1 million. The remaining portion of these refunds, approximately $1.1 million, pertained to the accrual of interest subsequent to the November 9, 2001 acquisition date, and as such, is reflected within interest income for fiscal 2004. Since the acquisition, certain contingent tax liabilities relating to the period prior to October 1, 2001, and reserved for within the November 10, 2001 opening balance sheet, have been resolved or the corresponding years have been closed to audit. As of February 28, 2005, all U.S. federal C corporation tax years are closed except 2000 and 2001, which have been audited but remain open until June 2005 and August 2005, respectively. Various Canadian and state C corporation tax years remain open. As such, as of January 1, 2005, accrued income taxes have been reduced by $20.7 million and, correspondingly, intangible assets were decreased by $20.7 million. In fiscal 2003, API received $0.5 million of state tax refunds that related to prior periods which may be used to satisfy any additional tax liabilities arising from audits for those periods. In fiscal 2002, API received $17.9 million of federal and state tax refunds that related to prior periods.

12. LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs and contain multiple renewal options, which cover periods ranging from one to ten years. Total rent expense was $10.0 million for 2004, $8.0 million for 2003 and $8.8 million for 2002.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets recorded under capital leases consist of the following (dollars in thousands):

	2004	2003
Building	$4,764	$4,764
Less accumulated depreciation	(1,617)	(1,092)

	$3,147	$3,672

Future minimum lease payments as of January 1, 2005 under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):

	Capital Lease	Operating Leases
2005	$675	$8,044
2006	731	5,654
2007	731	2,935
2008	731	1,575
2009	731	1,583
Thereafter	670	556

Total minimum lease payments	4,269	$20,347

Less amounts representing interest	(765)

Present value of minimum lease payments under capital lease	3,504

Less current principal portion	(452)

	$3,052

13. INTEREST EXPENSE (INCOME)

Interest expense (income) consists of the following (dollars in thousands):

	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002
Interest expense	$49,595	$54,160	$68,366
Capitalized interest	—	—	(12)

Total interest expense	$49,595	$54,160	$68,354

Interest (income)	$(2,232)	$(315)	$(990)

Total interest (income)	$(2,232)	$(315)	$(990)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	January 1, 2005		January 3, 2004
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior subordinated notes payable	$157,000	$182,330	$199,958	$228,000
Senior notes payable	185,000	199,800	—	—
Old senior credit facility	—	—	176,752	176,752
New senior credit facility	248,750	248,750	—	—
Industrial development bonds	8,650	8,650	8,650	8,650

	$599,400	$639,530	$385,360	$413,402
Deferred payment obligation	—	—	172,742	160,881

	$599,400	$639,530	$558,102	$574,283
Lease obligation	$3,504	$3,504	$3,922	$3,922

The senior subordinated notes payable and the senior notes payable are traded in public markets and, therefore, the fair value was determined based on quoted market prices. Both the old and new senior credit facilities, as well as the industrial development bonds, have variable interest rates that reflect current market terms and conditions. The fair values of the deferred payment and lease obligations were determined based on current rates available to the Company for financial instruments of the same remaining maturities and similar terms.

15. PENSION BENEFITS

The Company has various defined benefit pension plans and a defined contribution pension plan. The Company utilized a November 30 measurement date for fiscal 2004 and fiscal 2003. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets, the funded status of the plans as well as the key assumptions used in accounting for the plans, is shown below (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension Benefits	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004
Change in benefit obligation
Benefit obligation at beginning of period	$307,573	$203,476
Service cost	7,066	6,058
Interest cost	18,848	13,933
Acquisition of business	—	68,114
Currency translation adjustments	5,774	1,363
Plan amendments	2,743	—
Actuarial loss	18,849	25,005
Benefits and expenses paid	(13,246)	(10,376)

Benefit obligation at end of period	$347,607	$307,573

Change in plan assets
Fair value at beginning of period	$242,413	$170,970
Actual return on plan assets	32,899	29,667
Acquisition of business	—	51,129
Currency translation adjustments	4,426	1,023
Employer contributions	6,000	—
Benefits and expenses paid	(13,246)	(10,376)

Fair value at end of period	$272,492	$242,413

Funded status of plans
Funded status at end of period	$(75,115)	$(65,160)
Unrecognized
Net actuarial loss	43,972	37,021
Prior service cost	2,845	110

Net liability	$(28,298)	$(28,029)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(47,377)	$(39,696)
Intangible asset	3,235	535
Accumulated other comprehensive loss	15,844	11,132

Net amount recognized	$(28,298)	$(28,029)

Key assumptions at end of period (%)
Discount rate	6.00	6.25
Rate of compensation increase	3.00-4.00	4.00

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic pension cost include the following (dollars in thousands):

Pension Benefits	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002
Net periodic benefit cost
Service cost	$7,066	$6,058	$5,835
Interest cost	18,848	13,933	13,076
Expected return on plan assets	(21,475)	(17,878)	(17,114)
Amortization of
Prior service cost	8	9	—
Actuarial loss	764	—	—
Special benefits charge	—	—	1,346

Net periodic benefit cost	$5,211	$2,122	$3,143

Key assumptions (%)
Discount rate	6.25	7.00	7.00
Expected return on plan assets	8.25	9.00	9.00
Rate of compensation increase	4.00	4.25	4.25

Expected benefit payments for each of the next five years, and the aggregate of the remaining years after that, are as follows (dollars in thousands):

2005	$11,676
2006	12,040
2007	13,098
2008	13,523
2009	14,247
Thereafter	95,447

$160,031

Expected contributions to be made by the Company to the plans over the course of the next several years are as follows (dollars in thousands):

2005	$6,211
2006 - 2007	12,024
2008 - 2009	7,906
2010 & Thereafter	2,692

$28,833

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of the Company’s 2004 and 2003 measurement dates, the approximate asset allocations by asset category were as follows:

	November 30, 2004	November 30, 2003
US Equity	51%	44%
International Equity	3	6
Private Equity	3	3
Emerging Market Equity	5	5
High Yield	7	—
Tactical Asset Allocation	—	20
Fixed Income	24	15
Real Estate	7	7

Total	100%	100%

The Company’s Benefits Finance Committee (the “Committee”) is, among other things, charged with monitoring investment performance. The Committee periodically reviews fund performance and asset allocations. The plan trustee makes changes as necessary to realign the asset mix with the target allocations. The Committee has an investment policy for the pension plan assets that establishes long-term target asset allocations by asset class, as follows:

Total US Equity (including private equity and tactical asset allocation)	55%
Total International Equity (including tactical asset allocation)	13%
Real Estate	10%
Bonds (including tactical asset allocation)	22%

The Company contracts with an investment advisor to assist it and the members the Committee in managing the fund investments and establishing asset allocations and long-term return expectations. The advisor develops and maintains long-term return, risk and correlation expectations for a broad array of capital markets.

To develop the expected long-term rate of return on assets assumptions, a building block approach was utilized starting with an inflation expectation and adding an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived in the context of the advisor’s future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company has selected 9.0% for 2003 and 8.25% for 2004 as its long-term rate of return on assets assumptions.

The Company expects to contribute $6 million to its pension plan in calendar 2005 for plan year 2004. The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan covering salaried employees are based on years of service and the employees’ compensation during employment. At January 1, 2005, the accumulated benefit obligation and the fair value of plan assets for the defined benefit plan, exclusive of BemroseBooth, were approximately $237.8 million and $209.2 million, respectively.

In 2002, the Company offered an early retirement option to certain Appleton plant hourly employees resulting in a special benefits charge of $1.3 million. API has an unfunded, non-qualified retirement plan for certain management employees. Benefits are based on final average compensation and vest upon retirement from API.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain of API’s hourly employees participate in a multi-employer defined benefit plan. API’s cost for this plan amounted to $1.1 million in 2004, $0.9 million in 2003 and $0.8 million in 2002. The Company has not recorded a liability for the unfunded amount related to this plan as the liability cannot be reasonably estimated.

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan (the “Plan”), which provides officers and key employees the opportunity to earn phantom stock units, the value of which is related to the appreciation of the value of the Company’s common stock. The phantom stock units vest ratably over three years. Vested phantom shares may not be exercised in whole or in part, until they are held for a minimum of three years. Compensation expense for the Plan was $1.9 million in 2004, $0.5 million in 2003 and $1.8 million in 2002. Since the inception of the Plan, 756,570 shares have been granted, 60,228 shares have been forfeited and 18,250 shares have been exercised, leaving an outstanding balance of 678,092 shares.

As part of AWA’s efforts to sell AWDGP, which began in mid-2000, AWA agreed to compensate certain executive officers for their efforts in selling AWDGP to a third party through two AWA incentive programs. The first incentive program provided for a loyalty payment to named executive officers as of October 1, 2000 who remained officers through the closing of any sale of AWDGP and who agreed to be available to be engaged at the request of any buyer of AWDGP. As part of the acquisition, each of the recipients in this program agreed to defer a substantial portion of the payment into a deferred compensation plan (“New Deferred Compensation Plan”) and therefore the funds are available to the Company until the officers’ employment is terminated. Expenses under this program totaled $0.3 million in fiscal 2004. Due to a change in estimates, the Company recorded income of $0.2 million in fiscal 2003. Expenses under this program totaled $1.7 million in fiscal 2002. The second incentive program involved sales incentive payments made to the Company’s chief executive officer and other employees who assisted with the successful completion of the acquisition. There was no financial statement impact for this program during the periods presented.

Upon the recommendation of the independent directors of the Compensation Committee, the Board of Directors terminated the New Deferred Compensation Plan so that there will be no deferrals in 2005. All amounts previously deferred under the Plan will be paid to the beneficiaries in the first quarter of 2005. The independent directors recommended this action because the Plan was no longer required by AWA after the payment of the Deferred Payment Obligation, because they viewed the crediting of the loyalty payment portion of the Plan based on increases in the Paperweight Development common stock as an expensive form of company capital and because restrictions on deferred compensation plans established by The American Jobs Creation Act of 2004 would have made future administration of the plan difficult and expensive with a risk that the Plan could not practically be made to comply with the new legal requirements. The Company has not established any replacement deferred compensation plan for executives.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The Company utilized a November 30 measurement date for fiscal 2004 and fiscal 2003. The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans as well as the key assumptions used in accounting for the plans, is as follows (dollars in thousands):

Other Postretirement Benefits	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004
Change in benefit obligation
Benefit obligation at beginning of period	$70,184	$65,332
Service cost	1,148	1,040
Interest cost	4,280	4,424
Plan amendments	(18,212)	—
Actuarial (gain)/loss	(80)	4,036
Benefits and expenses paid	(4,074)	(4,648)

Benefit obligation at end of period	$53,246	$70,184

Funded status of plans
Funded status at end of period	$(53,246)	$(70,184)
Unrecognized
Prior service cost	(18,212)	—
Net actuarial loss	6,505	6,585

Accrued benefit cost	$(64,953)	$(63,599)

Key assumptions at end of period
Discount rate	6.00%	6.25%
Valuation year medical trend	10.00%	10.00%
Ultimate medical trend	5.00%	5.00%
Year ultimate medical trend reached	2008	2008

As of January 1, 2005, the Company implemented plan amendments which included capping company contributions for a portion of its salaried retirees and moving a portion of both salaried and hourly retirees to managed care programs (which include HMOs and PPOs).

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002
Net periodic benefit cost
Service cost	$1,148	$1,040	$963
Interest cost	4,280	4,424	4,149

Net periodic benefit cost	$5,428	$5,464	$5,112

The key assumptions used in the measurement of the Company’s net periodic benefit cost are shown in the following table:

	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002
Discount rate	6.25%	7.00%	7.00%
Valuation year medical trend	10.00%	10.00%	10.00%
Ultimate medical trend	5.00%	5.50%	5.50%
Year ultimate medical trend reached	2008	2005	2004

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$427	$(369)
Effect on accumulated plan benefit obligation	2,492	(2,264)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Appleton is a sponsor of postretirement health care plans that provide prescription drug benefits. FSP FAS 106-2 was effective for Appleton in the third quarter of 2004; however, in accordance with FSP FAS 106-2, based on the relative significance of the Act on reported amounts, Appleton accounted for such effects prospectively as of November 30, 2004, its next accounting measurement date.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As noted in the fiscal yearend 2004 reconciliation of the postretirement benefit obligation, the obligation at the end of the period is $53.2 million. This is after accounting for the impact of the Act. If this impact was excluded, the benefit obligation for this same period would be $57.2 million.

Expected postretirement benefit payments for each of the next five years, and the aggregate of the remaining years after that, and the impact of the Act on these payments, are as follows (dollars in thousands):

	Impact of the Act
	Before	After
2005	$3,825	$3,825
2006	3,981	3,616
2007	4,109	3,733
2008	4,202	3,822
2009	4,325	3,946
Thereafter	23,292	21,493

	$43,734	$40,435

17. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has entered into certain contractual arrangements for the purchase of raw materials with various suppliers. Obligations as of January 1, 2005 under these contractual agreements are as follows (dollars in thousands):

2005	$10,000
2006	8,900
2007	4,200
2008	—
2009	—
Thereafter	—

$23,100

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Actual purchases under these obligations approximated $19.4 million in 2004, $26.8 million in 2003 and $28.4 million in 2002.

CONTINGENCIES

Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against Appleton and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, the Combined Locks paper mill now owned by Appleton Coated LLC (which is still owned by AWA’s ultimate parent) and from other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River. Low levels of PCBs have also been washed by the Lower Fox River into Green Bay, which is part of Lake Michigan.

In June 1997, the United States Environmental Protection Agency (“EPA”) published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”). The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR Corporation (“NCR”) and Appleton as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Fox River, including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

On January 7, 2003, the Wisconsin Department of Natural Resources (“DNR”) issued a Record of Decision (“ROD”), with which the EPA concurred, on the first two segments of the river, which are largely upstream of the Appleton plant. The ROD provides for dredging and capping in the first segment and monitored natural recovery in the second segment. However, the ROD also provides that up to 25% of the remedy in the first segment may consist of capping if dredging proves not to be cost-effective and certain conditions are met. Pursuant to a consent decree entered by the U.S. District Court Eastern Wisconsin District in early 2004, Glatfelter and WTM I are now managing response work for the first segment, with oversight from the EPA and DNR. Glatfelter and WTM I began dredging work to implement this ROD in mid 2004. It is Appleton’s position that neither Appleton nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. On July 28, 2003, the DNR and EPA issued a ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay) which also provides for substantial dredging in that portion of the river.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the two RODs, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $400 million, an increase of $67 million over prior estimates, over a 7 to 18-year time period. Most of the estimated costs relate to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Based on cost estimates of large-scale dredging response actions at other sites and many subjective assumptions regarding the work to be done, engineers engaged by several of the PRPs have estimated that the cost of remediation work in the Lower Fox River could be between $740 million and $1.6 billion. The DNR strongly disputes this analysis and continues to believe that its cost estimates are accurate.

Appleton does not believe that the remedial action proposed by the DNR in the two RODs is appropriate or cost-effective. Appleton, along with the other PRPs, has developed a substantial body of evidence that Appleton believes demonstrates that selection of alternatives involving active, river-wide remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing, vigorous debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage contaminated sediments. Appleton believes that the remedy adopted in the RODs is inappropriate and may be substantially modified and improved over time through further design and experience. Appleton bases its cost estimates for remediation on the remedies adopted in the RODs.

As noted above, Glatfelter and WTM I are currently conducting remediation efforts in the first segment under a consent decree. Pursuant to this consent decree, the two parties each contributed $25.5 million into an escrow account to cover the costs of the required remedial action, with the EPA also contributing $10 million toward this work. Glatfelter and WTM I have stated that they believe that this combined funding of $61 million will be sufficient to cover the entire cost of the remedial action required under the consent decree.

In October 2000, the U.S. Fish and Wildlife Service (“FWS”) released a proposed restoration and compensation determination plan presenting the federal and tribal natural resource trustees’ planned approach for restoring natural resources injured by PCBs and calculating the potential natural resource damages (“NRDs”) under different remedial action scenarios. The final NRD valuation will depend on the extent of PCB cleanup; however, the proposed plan estimates that NRDs will fall in the range of $176 to $333 million for all PRPs in the aggregate. The total costs estimated by the DNR, EPA and FWS for the proposed remediation and NRD discussed above range from $576 million to $733 million. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. On March 19, 2004, state and federal trustees and Fort James Operating Company, a subsidiary of Georgia-Pacific Corporation (“Fort James”), the owner of one of the reprocessing mills, entered into a consent decree in settlement of NRD claims against Fort James. Under the settlement, Fort James will pay for or conduct restoration projects with a total cost of approximately $12 million. Appleton anticipates the actual costs for the PRPs to settle NRD claims related to the Lower Fox River will be significantly less than the initial range of $176 to $333 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each PRP and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which Appleton formerly owned and which is now owned by an affiliate of AWA) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized by the FWS and may be revised. The FWS analysis will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers Appleton has engaged, Appleton believes that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, Appleton could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, Appleton believes that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

Appleton entered into a consent decree on December 10, 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes, which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, Appleton and NCR agreed to provide up to $41.5 million over a period of four years, to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. Appleton and NCR will each pay approximately half of the amounts paid under the consent decree. Through the end of fiscal 2004, Appleton has paid approximately $16.5 million under the consent decree. Under the consent decree, the IGP agree not to sue or take administrative action against Appleton and NCR during the four-year period, including pursuant to any claims that could be made as a result of the issuance of the RODs. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against Appleton and NCR. However, under the decree, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period, including pursuant to any claims that could be made as a result of the issuance of the RODs. Appleton recorded a charge of $19.2 million for its discounted share of the arrangement during the first quarter of 2001. At January 1, 2005 this liability approximated $6.1 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A precise estimate of Appleton’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of federal and state NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of remediation and NRD costs relative to the other PRPs. However, the issuance of the RODs and the beginning of remediation activities in the first segment of the Lower Fox River greatly reduce the uncertainty about the remedy that will be implemented in the Lower Fox River and provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability. At January 3, 2004 this reserve approximated $109.1 million. During fiscal 2004, the total reserve was accreted by $6.8 million while payments against the reserve totaled $14.5 million. This resulted in a remaining reserve of $101.4 million as of January 1, 2005, of which $6.1 million is recorded in other accrued liabilities and $95.3 million is recorded as an environmental liability.

As part of the November 9, 2001 acquisition, AWA agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River (see Note 1 “Basis of Presentation and Nature of Operations”). At January 1, 2005, the total indemnification receivable from AWA is $77.8 million, of which, $6.1 million is recorded in other current assets and $71.7 million is recorded as an environmental indemnification receivable. The $23.6 million difference between the reserve and the indemnification receivable represents the discounted share of Lower Fox River costs for which Appleton is responsible. The $21.0 million charge was recorded against earnings in 2002 and has accreted to $23.6 million through the end of fiscal 2004. This discounted share was calculated using a discount rate of 6.0%. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the indemnification receivable/environmental liability is below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability
Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)
Accretion of Lower Fox River environmental liability	—	(747)
Fair market valuation of AWA indemnification receivable and the Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	$20,380	$(20,380)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)
Establishment of reserve for Appleton’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)
Payments made for indemnification receivable/environmental liability	(14,077)	14,077
Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	$73,501	$(94,518)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)
Payments made for indemnification receivable/environmental liability	(6,867)	6,867
Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	$86,797	$(109,096)
Payments made for indemnification receivable/environmental liability	(14,522)	14,522
Accretion of Lower Fox River indemnification receivable/environmental liability	5,523	(6,854)

Balance, January 1, 2005	$77,798	$(101,428)

Appleton used the estimates described below, including the most recent government agency estimates, in evaluating its Lower Fox River environmental liability and establishing its environmental liability reserves: (1) total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate (Appleton assumes that Appleton and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for other discharges); (3) costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s $12 million settlement of NRD claims against Fort James; (4) Appleton’s responsibility for about half of the claims asserted against Appleton and NCR, based on the interim settlement agreement with NCR, the terms of which are confidential; and (5) $20 million in fees and expenses. Because of the numerous uncertainties underlying these estimates, it is possible that Appleton’s share of costs could be higher.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, Appleton believes that it could be necessary to undertake remedial action in the future, although Appleton is currently under no obligation to do so. Appleton has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments is expected to involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action–including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River–is estimated to range up to approximately $10.5 million, with approximately $3 million in short-term costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and Appleton’s share of these remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the acquisition of the Company by the ESOP in 2001, AWA agreed to indemnify the Company for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owner and operator of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination. Other than the PCB contamination in the area of the wastewater impoundments, there are no other known material liabilities with respect to environmental issues at the West Carrollton mill.

Other

From time to time, Appleton may be involved in various demands, claims, suits or other legal proceedings arising in the ordinary course of its business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. For example in Ellis, Cinquanti and McLaughlin v. Appleton Papers Inc., a product liability case pending in U.S. District Court in Syracuse, New York, the plaintiffs generally allege that exposure to carbonless paper has caused reactions which are totally disabling and that they are, therefore, entitled to substantial damages. The plaintiffs are seeking monetary damages in an aggregate amount of $9 million plus punitive damages. The Company has defended a number of such cases over the past 25 years, settling some for amounts which are not material to the business and obtaining dismissals in others based on various arguments, including, in one case, that the plaintiff’s alleged proof that carbonless paper causes injury was based on “junk science.” While the Company is vigorously defending itself and expects to prevail in this case and in any similar cases that may be brought against Appleton in the future, there can be no assurance that the Company will be successful in its defense.

Other than the Lower Fox River matter described above, and unless the Company’s expectations regarding matters such as Ellis et al. prove to be wrong, Appleton does not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002
Cash paid during the period for:
Interest (net of amount capitalized)	$36,877	$32,738	$44,506
Income taxes	2,221	352	403

19. CONCENTRATIONS OF CREDIT AND OTHER RISKS

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments that exceed the maximum federally insured limits and trade receivables. The Company places its temporary cash investments with high quality financial funds that by policy limit their exposure to any one financial security.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company’s two largest customers each represented approximately 12% and 8% of net sales in 2004, 13% and 10% of net sales in 2003 and 14% and 11% of net sales in 2002.

The Company’s five largest customers for coated solutions products accounted for approximately 47% of coated solutions net sales in fiscal 2004, 50% of coated solutions net sales in fiscal 2003 and approximately 51% of coated solutions net sales in fiscal 2002. The five largest customers for thermal and advanced technical products accounted for approximately 46% of thermal and advanced technical products net sales in fiscal 2004, 51% of thermal and advanced technical products net sales in fiscal 2003 and approximately 52% of thermal and advanced technical products net sales in fiscal 2002.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Base stock is a key raw material in the Company’s business. During fiscal 2004, the Company purchased approximately $126 million of base stock from external suppliers. Approximately $52 million of this base stock was purchased for the production of carbonless products with nearly 95% purchased from four external suppliers. The Company purchased approximately $69 million of base stock for the production of thermal and advanced technical products with over 78% purchased from a single external supplier. For fiscal 2003, the Company purchased approximately $127 million of base stock from external suppliers. Approximately $53 million of this base stock was purchased for the production of carbonless products with nearly 83% purchased from three external suppliers. The Company purchased approximately $67 million of base stock for the production of thermal and advanced technical products with over 76% purchased from a single external supplier. For fiscal 2002, the Company purchased approximately $149 million of base stock from external suppliers. Approximately $79 million of this base stock was purchased for the production of carbonless products with nearly 90% purchased from three external suppliers. The Company purchased approximately $64 million of base stock for the production of thermal and advanced technical products with over 70% purchased from a single external supplier.

20. EMPLOYEE STOCK OWNERSHIP PLAN

The Appleton Papers Retirement Savings Plan was amended and restated effective as of January 1, 2001 in the form of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”). The KSOP includes a separate employee stock ownership plan component (the “ESOP”). The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature, which provides participants with the ability to make pre-tax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP is a tax-qualified employee stock ownership plan that is designed to invest solely in the common stock of PDC.

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. The Company’s matching contributions charged to expense amounted to $7.7 million in 2004, $7.8 million in 2003 and $8.1 million in 2002.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. In general, all requests for lump sum distributions in any plan year will be granted to the extent that the aggregate amount requested does not exceed the amount of new deferrals to the Company Stock Fund, less any distributions that must be made in accordance with statutory requirements and installment distributions the KSOP is obligated to make under prior year distribution elections. Covenants in the agreements providing for the new senior credit facility, the $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and the $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014 restrict Appleton’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may supersede the terms of the respective agreements. If lump sum distributions cannot be made, distributions to former participants will be made in up to five equal annual installments.

In fiscal 2004, the ESOP trustee purchased 342,402 shares of PDC redeemable common stock for an aggregate price of $8.4 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. The Company’s matching deferrals over this same period resulted in an additional 307,889 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections and employee terminations, 1,128,064 shares of PDC redeemable common stock were repurchased during 2004 at an aggregate price of $27.4 million.

In fiscal 2003, the ESOP trustee purchased 634,495 shares of PDC redeemable common stock for an aggregate price of $13.4 million from pre-tax deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. The Company’s matching deferrals over this same period resulted in an additional 549,913 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversification elections and employee terminations, 646,834 shares of PDC redeemable common stock were repurchased during 2003 at an aggregate price of $14.4 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted (i.e., increased) so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of January 1, 2005. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The Company accreted the redeemable common stock by $12.4 million for the year ended January 1, 2005. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $307 million was determined. The redeemable common stock recorded book value as of January 1, 2005 was $159 million, which leaves a remaining unrecognized liability to be accreted of approximately $148 million. The fair value of the redeemable common stock is determined by an independent, third party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. Because the calculations of the third party appraiser are not provided by the ESOP Trustee to management, the interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments (if any) as of the first quarter and third quarter of each year will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

21. UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for the fiscal year 2004 includes the following (dollars in thousands):

	For the Three Months Ended April 4, 2004	For the Three Months Ended July 4, 2004	For the Three Months Ended October 3, 2004	For the Three Months Ended January 1, 2005	For the Year Ended January 1, 2005
Net sales	$250,582	$233,590	$244,476	$260,860	$989,508
Gross profit	68,160	57,587	65,847	62,839	254,433
Operating income	17,879	7,412	17,611	10,762	53,664
Net income (loss)	5,511	(35,873)	6,361	(1,030)	(25,031)

Unaudited quarterly financial data for the fiscal year 2003 includes the following (dollars in thousands):

	For the Three Months Ended March 30, 2003	For the Three Months Ended June 29, 2003	For the Three Months Ended September 28, 2003	For the Three Months Ended January 3, 2004	For the Year Ended January 3, 2004
Net sales	$204,238	$210,649	$217,783	$228,783	$861,453
Gross profit	59,458	53,380	60,061	54,231	227,130
Operating income	21,108	13,957	22,286	8,047	65,398
Net income (loss)	7,771	885	9,066	(6,563)	11,159

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three months ended July 4, 2004, $30.8 million of debt extinguishment expense was recorded as a result of the Company voluntarily refinancing its debt on June 11, 2004.

During the three months ended January 3, 2004, restructuring and other charges of $2.0 million were recorded related to a salaried employment reduction, purchase accounting adjustments of $1.7 million related to inventory valuation for the BemroseBooth acquisition were recorded and debt extinguishment expense of $1.4 million was recorded.

22. SEGMENT INFORMATION

The Company operates in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging. Based upon quantitative thresholds, coated solutions, thermal and advanced technical products and security products constitute the Company’s reportable segments. The accounting policies applicable to all segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with existing segments, interest income, interest expense, debt extinguishment expenses, minority interest expense and foreign currency gains and losses.

The carbonless business is the largest component of the coated solutions segment. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of its coated solutions business, the Company produces coated products for inkjet printing, point-of-sale displays and other design and print applications. The Company reorganized its business segments in 2003, and for all periods presented, to include those carbonless products that contain security features in the coated solutions segment. The Company also offers customers custom coating solutions and the potential for strategic partnerships through its engineered manufacturing solutions, or toll coating, program. This program focuses on the Company’s ability to apply barrier and/or printable coatings to substrates. The Company supplies coated solutions products to merchants, printers and paper converters primarily in North America.

The thermal and advanced technical products segment consists of the thermal business as well as the development of non-thermal products and related substrates for the transaction and item identification markets. These products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications. The Company supplies thermal and advanced technical products primarily to paper converters in North America.

The security business produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation Appleton is building a portfolio of products that incorporate security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies. The focus of the security business is on checks, business and government documents and the brand protection market. In December 2003, Appleton acquired BemroseBooth, located in the United Kingdom, in order to gain greater access to international security product markets. BemroseBooth is a leading provider of “mission critical” secure and specialized print services. BemroseBooth’s products include security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company entered the performance packaging market in 2003 by acquiring two Wisconsin-based companies that produce high-quality, custom multilayered films and commercial packaging and print and convert flexible plastic packaging materials for companies in the food processing, household and industrial products industries.

Appleton does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization as determined by Appleton for its reportable segments are as follows (dollars in thousands):

	For the Year Ended January 1, 2005	For the Year Ended January 3, 2004	For the Year Ended December 28, 2002
Net sales
Coated solutions	$602,153	$622,586	$707,939
Thermal and advanced technical products	209,081	182,085	176,823
Security products Performance packaging	131,279 46,995	26,478 30,304	13,211 —

Total	$989,508	$861,453	$897,973

Operating income (loss)
Coated solutions	$59,286	$73,681	$88,602
Thermal and advanced technical products	7,926	6,174	9,394
Security products	346	(3,086)	(768)
Performance packaging	3,333	453	—
Unallocated corporate charges and business development costs	(17,227)	(11,824)	(7,561)

Total	$53,664	$65,398	$89,667

Depreciation and amortization
Coated solutions	$52,418	$54,739	$56,456
Thermal and advanced technical products	13,482	12,713	10,389
Security products	9,045	1,939	1,051
Performance packaging	2,044	1,721	—
Business development costs	350	106	81

Total	$77,339	$71,218	$67,977

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23. SUBSEQUENT EVENT

In January 2005, the Company acquired New England Extrusion (Turners Falls, Massachusetts, and Milton, Wisconsin), a company that produces single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high barrier coextruded films American Plastics produces. By sharing their capabilities, American Plastics and New England Extrusion will be able to expand their abilities to design and produce film products with customer-specified properties. Simultaneously with the acquisition, New England Extrusion became a guarantor under the senior credit facility and the senior notes and senior subordinated notes. The purchase price for this acquisition was approximately $68 million plus the assumption of certain liabilities. It was financed with cash from operations supplemented with borrowings under the revolving credit portion of the Company’s senior credit facility. The Company’s preliminary purchase price allocation remains in process.

24. GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”) and WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., Appleton Steam Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Limited and BemroseBooth USA Inc., each of which is a wholly-owned subsidiary of Appleton, (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of January 1, 2005 and January 3, 2004 and for the years ended January 1, 2005, January 3, 2004 and December 28, 2002. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

Separate financial statements for the Parent and Subsidiary Guarantors are not presented based on management’s determination that they would not provide additional information that is material to readers of these financial statements.

The new senior credit facility, the senior notes and the new senior subordinated notes place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

January 1, 2005

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$55,892	$9,293	$4,753	$—	$69,938
Accounts receivable, net	—	88,488	35,252	6,014	—	129,754
Inventories	—	112,373	14,648	1,893	—	128,914
Other current assets	6,135	5,317	3,077	186	—	14,715

Total current assets	6,135	262,070	62,270	12,846	—	343,321

Property, plant and equipment, net	—	434,416	54,202	49	—	488,667
Investment in subsidiaries	284,329	361,172	—	—	(645,501)	—
Other assets	68,044	91,412	82,954	41	—	242,451

Total assets	$358,508	$1,149,070	$199,426	$12,936	$(645,501)	$1,074,439

LIABILITIES, REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT) RETAINED EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$2,500	$—	$—	$—	$2,500
Accounts payable	—	44,382	17,966	150	—	62,498
Due to (from) parent and affiliated companies	250,006	(48,590)	(202,804)	1,388	—	—
Other accrued liabilities	—	72,599	12,756	1,700	—	87,055

Total current liabilities	250,006	70,891	(172,082)	3,238	—	152,053

Long-term debt	—	596,900	—	—	—	596,900
Capital lease obligation	—	3,052	—	—	—	3,052
Other long-term liabilities	—	193,898	19,583	451	—	213,932
Deferred payment obligation	—	—	—	—	—	—
Redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	108,502	284,329	351,925	9,247	(645,501)	108,502

Total liabilities, redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	$358,508	$1,149,070	$199,426	$12,936	$(645,501)	$1,074,439

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

January 3, 2004

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$21,020	$5,676	$2,986	$—	$29,682
Accounts receivable, net	—	77,627	31,121	7,227	—	115,975
Inventories	—	115,803	12,084	2,606	—	130,493
Other current assets	9,767	6,949	1,553	181	—	18,450

Total current assets	9,767	221,399	50,434	13,000	—	294,600

Property, plant and equipment, net	—	469,504	52,950	65	—	522,519
Investment in subsidiaries	308,924	365,961	—	—	(674,885)	—
Other assets	77,042	97,934	77,637	39	—	252,652

Total assets	$395,733	$1,154,798	$181,021	$13,104	$(674,885)	$1,069,771

LIABILITIES, REDEEMABLE COMMON STOCK, (ACCUMULATED DEFICIT) RETAINED EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$31,350	$—	$—	$—	$31,350
Accounts payable	—	39,132	17,716	22	—	56,870
Due to (from) parent and affiliated companies	78,737	147,528	(228,964)	2,699	—	—
Other accrued liabilities	—	69,774	12,581	2,423	—	84,778

Total current liabilities	78,737	287,784	(198,667)	5,144	—	172,998

Long-term debt	—	354,010	—	—	—	354,010
Capital lease obligation	—	3,504	—	—	—	3,504
Other long-term liabilities	—	200,576	21,667	20	—	222,263
Deferred payment obligation	172,742	—	—	—	—	172,742
Redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	144,254	308,924	358,021	7,940	(674,885)	144,254

Total liabilities, redeemable common stock, (accumulated deficit) retained earnings and accumulated other comprehensive loss	$395,733	$1,154,798	$181,021	$13,104	$(674,885)	$1,069,771

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JANUARY 1, 2005

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$827,077	$159,602	$63,143	$(60,314)	$989,508
Cost of sales	—	619,703	118,350	58,697	(61,675)	735,075

Gross profit	—	207,374	41,252	4,446	1,361	254,433
Selling, general and administrative expenses	—	155,298	39,264	2,954	264	197,780
Restructuring and other charges	—	2,989	—	—	—	2,989

Operating income	—	49,087	1,988	1,492	1,097	53,664

Interest expense	13,331	62,902	3,314	—	(29,952)	49,595
Interest income	(211)	(11,010)	(20,935)	(28)	29,952	(2,232)
Debt extinguishment (income) expense	(13,005)	43,784	—	—	—	30,779
Intercompany royalty expense (income)	—	11,887	(11,887)	—	—	—
Loss (income) in equity investments	24,916	(33,561)	—	—	8,645	—
Other loss (income)	—	1	—	(209)	512	304

(Loss) income before income taxes	(25,031)	(24,916)	31,496	1,729	(8,060)	(24,782)
(Benefit) provision for income taxes	—	—	(173)	422	—	249

Net (loss) income	$(25,031)	$(24,916)	$31,669	$1,307	$(8,060)	$(25,031)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JANUARY 3, 2004

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$815,870	$41,169	$60,110	$(55,696)	$861,453
Cost of sales	—	601,343	33,318	56,691	(57,029)	634,323

Gross profit	—	214,527	7,851	3,419	1,333	227,130
Selling, general and administrative expenses	5	142,160	12,459	3,000	1,479	159,103
Restructuring and other charges	—	2,629	—	—	—	2,629

Operating (loss) income	(5)	69,738	(4,608)	419	(146)	65,398

Interest expense	16,334	54,374	3	10	(16,561)	54,160
Debt extinguishment expense	—	1,396	—	—	—	1,396
Interest income	(464)	(282)	(16,097)	(33)	16,561	(315)
Intercompany royalty expense (income)	—	11,644	(11,644)	—	—	—
Income in equity investments	(27,034)	(24,571)	—	—	51,605	—
Other income	—	—	—	(1,484)	399	(1,085)

Income before income taxes	11,159	27,177	23,130	1,926	(52,150)	11,242
Provision (benefit) for income taxes	—	143	(347)	287	—	83

Net income	$11,159	$27,034	$23,477	$1,639	$(52,150)	$11,159

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 28, 2002

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$893,059	$—	$54,730	$(49,816)	$897,973
Cost of sales	—	630,814	—	51,602	(51,704)	630,712

Gross profit	—	262,245	—	3,128	1,888	267,261
Selling, general and administrative expenses	13	145,992	6,241	2,537	1,794	156,577
Environmental expense	—	21,017	—	—	—	21,017

Operating (loss) income	(13)	95,236	(6,241)	591	94	89,667

Interest expense	45,724	71,177	—	—	(48,547)	68,354
Debt extinguishment expense	—	11,754	—	—	—	11,754
Interest income	—	(32,095)	(17,394)	(48)	48,547	(990)
Intercompany royalty expense (income)	—	12,933	(12,933)	—	—	—
Intercompany dividend income	(596,867)	(6,230)	—	—	603,097	—
Income in equity investments	(55,829)	(18,365)	—	—	74,194	—
Other expense (income)	—	1	—	(58)	11	(46)

Income before income taxes	606,959	56,061	24,086	697	(677,208)	10,595
Provision for income taxes	—	232	—	271	—	503

Net income	$606,959	$55,829	$24,086	$426	$(677,208)	$10,092

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 1, 2005

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(25,031)	$(24,916)	$31,669	$1,307	$(8,060)	$(25,031)
Adjustments to reconcile net (loss) income to net cash (used by) provided by operating activities:
Depreciation and amortization	—	63,864	13,459	16	—	77,339
Other	(5,675)	17,186	33	(209)	—	11,335
Change in assets and liabilities, net	49,888	(2,259)	(57,979)	1,964	8,060	(326)

Net cash provided by (used by) operating activities	19,182	53,875	(12,818)	3,078	—	63,317
Cash flows from investing activities:
Proceeds from sale of equipment	—	214	—	—	—	214
Acquisition of businesses, net of cash acquired	—	(1,000)	—	—	—	(1,000)
Additions to property, plant and equipment	—	(26,772)	(9,725)	—	—	(36,497)

Net cash used by investing activities	—	(27,558)	(9,725)	—	—	(37,283)
Cash flows from financing activities:
Payments of senior secured notes payable	—	(168,002)	—	—	—	(168,002)
Proceeds from senior secured notes payable	—	250,000	—	—	—	250,000
Payments of senior subordinated notes payable	—	(192,958)	—	—	—	(192,958)
Proceeds from senior notes payable	—	185,000	—	—	—	185,000
Proceeds from senior subordinated notes payable	—	150,000	—	—	—	150,000
Payment of deferred payment obligation	(167,067)	—	—	—	—	(167,067)
Debt acquisition costs	—	(13,365)	—	—	—	(13,365)
Payments relating to capital lease obligation	—	(670)	—	—	—	(670)
Payments of revolving line of credit	—	(10,000)	—	—	—	(10,000)
Due to parent and affiliated companies, net	171,269	(196,118)	26,160	(1,311)	—	—
Proceeds from issuance of redeemable common stock	4,005	—	—	—	—	4,005
Payments to redeem common stock	(27,389)	—	—	—	—	(27,389)
Increase in cash overdraft	—	3,624	—	—	—	3,624

Net cash (used by) provided by financing activities	(19,182)	7,511	26,160	(1,311)	—	13,178
Effect of foreign exchange rate changes on cash and cash equivalents	—	1,044	—	—	—	1,044
Change in cash and cash equivalents	—	34,872	3,617	1,767	—	40,256
Cash and cash equivalents at beginning of period	—	21,020	5,676	2,986	—	29,682

Cash and cash equivalents at end of period	$—	$55,892	$9,293	$4,753	$—	$69,938

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 3, 2004

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$11,159	$27,034	$23,477	$1,639	$(52,150)	$11,159
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	—	63,670	7,530	18	—	71,218
Other	16,333	14,499	—	(1,484)	399	29,747
Change in assets and liabilities, net	(29,135)	(15,192)	6,458	338	51,751	14,220

Net cash (used by) provided by operating activities	(1,643)	90,011	37,465	511	—	126,344
Cash flows from investing activities:
Proceeds from sale of equipment	—	3	—	—	—	3
Additions to property, plant and equipment	—	(26,690)	(3,159)	(54)	—	(29,903)
Acquisition of businesses, net of cash acquired	—	(112,889)	623	—	—	(112,266)

Net cash used by investing activities	—	(139,576)	(2,536)	(54)	—	(142,166)
Cash flows from financing activities:
Payments of long-term debt	—	(124,590)	—	—	—	(124,590)
Proceeds from refinancing senior secured notes payable	—	140,000	—	—	—	140,000
Payments relating to capital lease obligation	—	(670)	—	—	—	(670)
Proceeds from revolving line of credit	—	84,000	—	—	—	84,000
Payments of revolving line of credit	—	(74,000)	—	—	—	(74,000)
Due to parent and affiliated companies, net	2,670	24,923	(29,276)	1,683	—	—
Proceeds from issuance of redeemable common stock	13,360	—	—	—	—	13,360
Payments to redeem common stock	(14,387)	—	—	—	—	(14,387)
Decrease in cash overdraft	—	(2,599)	—	—	—	(2,599)

Net cash provided by (used by) financing activities	1,643	47,064	(29,276)	1,683	—	21,114
Change in cash and cash equivalents	—	(2,501)	5,653	2,140	—	5,292
Cash and cash equivalents at beginning of period	—	23,521	23	846	—	24,390

Cash and cash equivalents at end of period	$—	$21,020	$5,676	$2,986	$—	$29,682

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 28, 2002

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$606,959	$55,829	$24,086	$426	$(677,208)	$10,092
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	—	61,802	6,154	21	—	67,977
Other	14,513	30,546	—	(57)	11	45,013
Change in assets and liabilities, net	(43,648)	20,963	—	2,391	74,100	53,806

Net cash provided by operating activities	577,824	169,140	30,240	2,781	(603,097)	176,888
Cash flows from investing activities:
Proceeds from sale of equipment	—	56	—	—	—	56
Additions to property, plant and equipment	—	(32,431)	—	(13)	—	(32,444)

Net cash used by investing activities	—	(32,375)	—	(13)	—	(32,388)
Cash flows from financing activities:
Payments of long-term debt	—	(163,700)	—	—	—	(163,700)
Payments relating to capital lease obligation	—	(671)	—	—	—	(671)
Due to parent and affiliated companies, net	(583,429)	610,917	(24,023)	(3,465)	—	—
Proceeds from issuance of redeemable common stock	5,909	—	—	—	—	5,909
Payments to redeem common stock	(304)	—	—	—	—	(304)
Increase in cash overdraft	—	2,954	—	—	—	2,954
Intercompany dividend	—	(596,867)	(6,230)	—	603,097	—

Net cash used by financing activities	(577,824)	(147,367)	(30,253)	(3,465)	603,097	(155,812)
Change in cash and cash equivalents	—	(10,602)	(13)	(697)	—	(11,312)
Cash and cash equivalents at beginning of period	—	34,123	36	1,543	—	35,702

Cash and cash equivalents at end of period	$—	$23,521	$23	$846	$—	$24,390

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Appleton and Paperweight Development maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrants in the reports filed by the registrants under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The registrants carried out an evaluation, under the supervision and with the participation of their management, including the principal executive officer and principal financial officer of both of the registrants, of the effectiveness of the design and operation of their disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer of both of the registrants concluded that their disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the registrants’ internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the registrants’ last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table presents information as of March 1, 2005 regarding our executive officers and our directors and the executive officers and directors of Paperweight Development. Each director holds a one-year term of office.

Name	Age	Position
Douglas P. Buth	50	Chairman, President, Chief Executive Officer and a Director, and Chairman, President, Chief Executive Officer and a Director of Paperweight Development
Paul J. Karch	48	Vice President, Human Resources & Law, Secretary and a Director, and Vice President, Secretary and a Director of Paperweight Development
Dale E. Parker	53	Vice President, Finance, Chief Financial Officer and a Director, and Chief Financial Officer and a Director of Paperweight Development
Stephen P. Carter	53	Director and a Director of Paperweight Development
Ronald A. Pace	57	Director and a Director of Paperweight Development
Susan Scherbel	46	Director and a Director of Paperweight Development
Kathi P. Seifert	55	Director and a Director of Paperweight Development
John R. Depies	48	Vice President and General Manager, Thermal and Advanced Technical Products
Rick J. Fantini	50	Vice President, Operations
James H. McDermott	48	Vice President and General Manager, Coated Solutions Sales and Marketing
Stephen P. Sakai	51	Vice President, Performance Packaging
Ted E. Goodwin	48	Vice President, Technology
Graham J. Bennington	54	Chief Executive Officer of BemroseBooth Limited
Todd W. Downey	46	Director of Manufacturing and Mill Manager, West Carrollton Mill

Douglas P. Buth. Mr. Buth has been Chief Executive Officer and President of Appleton Papers since 1998 and Chief Executive Officer and President of Paperweight Development since July 2001 and a Director of Paperweight Development since December 2000. He previously served as Executive Vice President and General Manager of Carbonless from 1997 to 1998, Vice President of Sales from 1993 to 1997 and Vice President of Marketing from 1991 to 1993. Mr. Buth joined Appleton Papers in 1988 as Director of Strategic Planning. Mr. Buth qualified as a CPA with PriceWaterhouse in 1979 and thereafter held a number of financial positions with Saks Fifth Avenue and BATUS. Mr. Buth received his BBA (Accounting) from the University of Notre Dame in 1977.

Paul J. Karch. Mr. Karch has been Vice President, Human Resources & Law and Secretary since November 2004 and Vice President and Secretary of Paperweight Development since July 2001 and a Director of Paperweight Development since August 2001. Previously he served as Vice President of Law and Human Resources, Secretary and General Counsel from February 2002 to November 2004, as Vice President, Law & Public Affairs, Secretary and General Counsel from September 2000 to February 2002, as Vice President, Secretary and General Counsel from 1997 to 2000, as Secretary and General Counsel from 1996 to 1997, and as Senior Legal Counsel from 1994 to 1996. Prior to joining Appleton Papers, Mr. Karch was in private practice at Luce, Forward, Hamilton & Scripps, San Diego, California from 1983 to 1993. Mr. Karch received his AB (Economics) from Harvard College in 1978 and a JD from Harvard Law School in 1982.

Dale E. Parker. Mr. Parker has been Vice President, Finance and Chief Financial Officer since 2000 and Chief Financial Officer of Paperweight Development since July 2001 and a Director of Paperweight Development since August 2001. Prior to joining

Appleton Papers, he held various financial positions at Black Clawson Co., Inc., a global manufacturer of capital goods for the paper and plastics industries, including Vice President Finance from 1988 to 2000. Mr. Parker qualified as a CPA in 1977. Mr. Parker received his BS (Business) from Miami University in 1973 and an MBA from Xavier University in 1977.

Stephen P. Carter. Mr. Carter joined Appleton Papers and Paperweight Development as a Director in July 2004. Mr. Carter has been Executive Vice President, Chief Financial Officer and Treasurer for Woodward Governor Company since January 2003. From January 1997 to December 2002, Mr. Carter was Vice President, Chief Financial Officer and Treasurer for Woodward. From September 1996 to January 1997, Mr. Carter was Vice President and Treasurer for Woodward and Assistant Treasurer from January 1994 to September 1996. Prior to joining Woodward in 1986, Mr. Carter held positions at PricewaterhouseCoopers and United Bancorporation, Inc. Mr. Carter also is currently a director of Blackhawk Bancorp, Inc., a publicly held bank holding company. Mr. Carter graduated with a Bachelor of Science degree from Brigham Young University in 1973 and is a CPA in Illinois.

Ronald A. Pace. Mr. Pace has been a Director of Appleton Papers and a Director of Paperweight Development since January 2003. Mr. Pace has been Sector President Plumbing – Americas for Kohler Company since June 1999. From February 1995 to June 1999 Mr. Pace served in other management positions at Kohler Company. Prior to joining Kohler Company, Mr. Pace held various management positions in several companies, including AMP Incorporated (1991-1995), Johnson Matthey, PLC (1988-1991), Dainippon Ink & Chemicals (1986-1988) and British Petroleum (1977-1986). Mr. Pace received his BA (Economics/Chemistry) in 1969 and an MBA (Finance/Marketing) in 1972 from the University of Connecticut.

Susan Scherbel. Ms. Scherbel has been a Director of Appleton Papers and a Director of Paperweight Development since January 2002. Ms. Scherbel is employed by Bellview Associates, an investment firm she co-founded in March 2001. From January 1989 to March 2001, Ms. Scherbel served as a Managing Director of Merrill Lynch Investment Banking, where she specialized in employee benefit transactions. Prior to this, Ms. Scherbel served as tax counsel for Hughes, Hubbard & Reed and as an advisor to the Assistant Secretary of the Treasury for Tax Policy at the United States Department of Treasury. Ms. Scherbel graduated with an AB (Government and Economics) from Harvard College in 1979, a JD from Georgetown University in 1982 and an LLM from Georgetown University in 1986.

Kathi P. Seifert. Ms. Seifert joined Appleton Papers and Paperweight Development as a Director in July 2004. From 1999 to June 2004, Ms. Seifert served as Executive Vice President and Group President of Global Personal Care Products for Kimberly-Clark. From 1978 to 1998, Ms. Seifert served in a number of marketing and management positions for Kimberly Clark. Prior to joining Kimberly-Clark, Ms. Seifert held management positions at Procter & Gamble, Beatrice Foods and Fort Howard Paper Company. Ms. Seifert is also currently a director of Albertson’s, Inc. and Eli Lilly and Company. Ms. Seifert graduated with a Bachelor’s degree from Valparaiso University in 1971.

John R. Depies. Mr. Depies has been Vice President and General Manager, Thermal and Advanced Technical Products since May 2001. Mr. Depies previously served as Vice President Sales and Marketing, Roll Printers from 1999 to 2001 and as Executive Director for Carbonless Sales from 1997 to 1999. Mr. Depies joined Appleton Papers in 1983 and served in a number of managerial roles from 1983 to 1997. Mr. Depies received his BA (Marketing) in 1979 and an MBA (Finance) in 1983 from the University of Wisconsin-Oshkosh.

Rick J. Fantini. Mr. Fantini has been Vice President, Operations since January 2002. In addition, Mr. Fantini served as Vice President of Project Venture during 2004. Project Venture was our name for the installation of a new enterprise resource planning system, which is a computer software system used for invoicing, financial reporting, shipment planning and manufacturing operations. Previously, he served as Vice President, Human Resources and Procurement from 1998 to 2002, as Director of Procurement from 1997 to 1998, as manager of Business Development from 1996 to 1997 and served in a number of labor relations and benefits jobs since joining Appleton Papers in 1980. Mr. Fantini received a BA (Social Science) from Michigan State University in 1977, a Masters (Labor and Industrial Relations) from Michigan State University in 1980 and an MBA from Northwestern University (Kellogg) in 1996.

James H. McDermott. Mr. McDermott has been Vice President and General Manager, Coated Solutions Sales and Marketing since January 2004 and prior to that was Vice President, Coated Solutions Sales and Marketing since January 2002. Prior to this, Mr. McDermott rejoined Appleton as Vice President, Carbonless Sales from May 2001 to January 2002 after a brief departure in 1999. Mr. McDermott was Vice President of Sales & Marketing for Dunsirn Industries from 1999 to 2001. Mr. McDermott originally was hired by Appleton Papers in 1986 and has held various sales positions. Mr. McDermott received a BS (Agricultural Economics) from the University of Wisconsin-Madison in 1979.

Stephen P. Sakai. Mr. Sakai has been Vice President, Performance Packaging since October 2003. Mr. Sakai was Vice President, New Business Development from March 2001 to October 2003. He previously served as Vice President and General Manager, Thermal from 1999 to March 2001, as Executive Director of Sales and Marketing for the Coated Free Sheet Business from 1997 to 1999 and held other management positions with the Coated Free Sheet Business from February 1996 to October 1997. Prior to joining Appleton Papers he held a variety of positions in finance, sales and marketing with Scott Paper from 1976 to 1996. Mr. Sakai received a BA from the University of Washington in 1975 and he received an MBA from the University of Puget Sound Business School in 1982.

Ted E. Goodwin. Mr. Goodwin has been Vice President, Technology since September 2001. Mr. Goodwin previously served as Executive Director of New Business Development from 1999 to 2001 and, prior to this, he was the Executive Director of Carbonless Research and Development from 1997 to 1999, Director of Applied Research from 1994 to 1997 and Director of Thermal Research from 1991 to 1994. Mr. Goodwin joined Appleton Papers in 1979 and advanced through several positions within Research and Development from 1979 to 1994. Mr. Goodwin received his BS (Chemistry) from the University of Detroit in 1979 and he received an MBA from the University of Wisconsin-Oshkosh in 1988.

Graham J. Bennington. Mr. Bennington has been the Chief Executive Officer of Appleton’s subsidiary, BemroseBooth Limited since July 2000. Prior to that, Mr. Bennington was the Chief Executive of Bemrose European Operations since 1992. Mr. Bennington joined Bemrose Corporation plc. in 1977 and served in several positions including Operations Director and Personnel Manager. Mr. Bennington received a BA from Reading University (Politics and Economics) in 1971 and a post-graduate diploma (HR) from Aston University in 1972.

Todd W. Downey. Mr. Downey has been the Director of Manufacturing since September 2003 and Mill Manager at our West Carrollton mill since 2000. He previously served as Production Manager from 1996 to 2000 and Paper Machine Business Unit Manager at our West Carrollton mill from 1994 to 1996. Prior to joining Appleton Papers in 1994, Mr. Downey worked at Champion International’s Hamilton, Ohio mill from 1982 to 1994. Mr. Downey received a BA (Paper Science and Engineering) from Miami University in 1982.

The board of directors of Paperweight Development consists of seven members. Paperweight Development has entered into a security holders agreement with the ESOP Trust which sets forth the manner in which the ESOP Trust will vote its shares of Paperweight Development common stock in connection with the election of directors. Under the agreement, the ESOP Trust has agreed to vote all of its shares of Paperweight Development common stock to give effect to the following composition of Paperweight Development’s board of directors:

•	between January 1, 2004 and December 31, 2004, one individual nominated by the ESOP Trust, three individuals nominated by Paperweight Development’s chief executive officer and three individuals jointly nominated by the ESOP Trust and the chief executive officer; and

•	on and after January 1, 2005, four individuals nominated by Paperweight Development’s chief executive officer and three individuals jointly nominated by the ESOP Trust and the chief executive officer.

The ESOP Trust has agreed that any vote taken to remove a director or to fill vacancies on the board of directors is subject to the provisions described above. The agreement also provides that directors nominated by joint nomination may only be removed by mutual agreement of the ESOP Trust and Paperweight Development’s chief executive officer. In addition to the election of directors, the agreement prohibits Paperweight Development from issuing capital stock to any person other than the ESOP Trust or making, or permitting any of its subsidiaries to make, any acquisition in a single transaction or series of related transactions with a fair market value in excess of $100 million, in each case without the prior written consent of the ESOP Trust.

Paperweight Development has entered into a security holders agreement with us on terms substantially similar to those described above to provide for the manner in which Paperweight Development will vote its shares of our common stock in connection with the election of directors. In addition to the election of directors, the agreement prohibits us from issuing capital stock to any person other than Paperweight Development or making, or permitting any of our subsidiaries to make, any acquisition in a single transaction or series of related transactions with a fair market value in excess of $100 million, in each case without the prior written consent of Paperweight Development.

Pursuant to the agreements above, Messrs. Buth, Karch and Parker were nominated by Mr. Buth, our chief executive officer, and elected to the boards of directors of Paperweight Development and Appleton Papers, Mr. Carter was nominated by the ESOP Trust and elected to the boards of directors of Paperweight Development and Appleton Papers and Mr. Pace, Ms. Scherbel and Ms. Seifert were jointly nominated by Mr. Buth and the ESOP Trust and elected to the boards of directors of Paperweight Development and Appleton Papers.

Pursuant to the terms of the new senior credit facility and the indentures governing the new notes, the security holders agreements described above may not be amended except under limited circumstances.

The board of directors has an Audit Committee and a Compensation Committee. The members of both the Audit Committee and the Compensation Committee are Ms. Scherbel, Ms. Seifert and Messrs. Carter and Pace. The charter of the Audit Committee provides, among other things, that the Audit Committee will provide assistance to the Board of Directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of Paperweight Development financial reports. The charter of the Compensation Committee provides that the Committee is responsible for establishing the compensation of our chief executive officer, approving the compensation of the named executive officers and reviewing the compensation of our other executive officers. The Compensation Committee also has authority for administration of our Long-Term Incentive Plan. See “Item 11. Executive Compensation—Management Compensation and Long-Term Incentive Plan,” below.

The boards of directors of Paperweight Development and Appleton Papers have determined that Stephen P. Carter, chairman of the audit committees of both boards of directors, is an “audit committee financial expert.” Mr. Carter is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer and controller. We have filed the Code of Business Conduct and Ethics as an exhibit to our Annual Report on Form 10-K filed on April 2, 2004 and we have posted the Code on our Internet web site at www.appletonideas.com.

As part of a previously announced transition plan, on March 23, 2005, our board of directors announced that it has named Mark R. Richards as our president and chief executive officer, effective April 4, 2005. Mr. Richards will succeed Mr. Buth, who will continue as chairman of the board until his expected retirement on May 31, 2005. Mr. Richards, 45, has served as president of the Engineered Support Structures division of Valmont Industries, Inc., a manufacturer of engineered steel and aluminum support structures, mechanized irrigation equipment for agriculture, protective coatings services and metal tubing products for commercial and industrial applications, since 1999.

Item 11. Executive Compensation

The following table sets forth the compensation for the last three years paid to our chief executive officer and our four other most highly compensated executive officers, who we refer to as our named executive officers:

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation Awards	All Other Compensation ($)
		Salary($)	Bonus($)	Other Annual Compensation ($)	Securities Underlying Options/SARs (#)
				(1)		(2)
Douglas P. Buth Chairman, President and Chief Executive Officer	2004 2003 2002	$650,000 650,000 644,692	$425,068 167,534 502,724	$13,629 14,448 18,762	24,000 24,000 0	$13,941 14,214 13,787
Dale E. Parker Vice President, Finance and Chief Financial Officer	2004 2003 2002	245,462 236,412 227,058	115,936 43,295 112,156	12,406 13,460 13,156	8,000 8,000 0	14,970 15,624 16,577
John R. Depies Vice President and General Manager, Thermal and Advanced Technical Products	2004 2003 2002	214,423 208,569 196,723	104,102 35,176 98,326	19,847 12,594 16,928	8,000 8,000 0	12,785 13,039 12,592
Jim H. McDermott Vice President, Coated Solutions Sales and Marketing	2004 2003 2002	214,423 207,577 187,385	104,674 37,993 100,728	13,781 13,604 29,027	8,000 8,000 0	7,202 13,256 12,809
Paul J. Karch Vice President, Human Resources & Law and Secretary	2004 2003 2002	220,000 218,160 202,717	97,371 38,324 102,793	13,987 14,630 11,132	8,000 8,000 0	12,865 17,951 15,320

(1)	Other annual compensation consists of perquisites and tax reimbursements related to the perquisites.
(2)	All other compensation for 2004 consists of the following for each named executive officer: Mr. Buth, company contributions to defined contribution plan ($12,300) and life insurance premiums ($1,641); Mr. Parker, company contributions to defined contribution plan ($12,300) and life insurance premiums ($2,670); Mr. Depies, company contributions to defined contribution plan ($12,300) and life insurance premiums ($485); Mr. McDermott, company contributions to defined contribution plans ($6,500) and life insurance premiums ($702); and Mr. Karch, company contributions to defined contribution plan ($8,668), company contribution to non-qualified deferred compensation plan ($3,095), and life insurance premiums ($1,102). The defined contribution plan(s) include the KSOP and, prior to 2004, the 401(a) plan. The 401(a) plan was discontinued on June 30, 2003 and the money in this plan was transferred to the KSOP plan on July 1, 2003.

Stock Appreciation Rights Plan

The following table summarizes certain information concerning stock appreciation rights (“SAR”) grants made under the Appleton Papers Inc. Long-Term Incentive Plan to the named executive officers during fiscal 2004.

Option/SAR Grants in Fiscal 2004

	Individual Grants		Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms (1)
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year			5% ($)	10% ($)
Douglas P. Buth	24,000	8.9	$23.36	12/31/2013	$330,849	$838,436
Dale E. Parker	8,000	3.0	23.36	12/31/2013	110,283	279,479
John R. Depies	8,000	3.0	23.36	12/31/2013	110,283	279,479
Jim H. McDermott	8,000	3.0	23.36	12/31/2013	110,283	279,479
Paul J. Karch	8,000	3.0	23.36	12/31/2013	110,283	279,479

(1)	The dollar amounts under these columns are the result of calculations at assumed rates of stock price appreciation of 5% and 10% over the ten-year period of the grant. These assumed rates of growth were selected by the Securities and Exchange Commission for illustration purposes only.

The following table summarizes for each of the named executive officers the number of shares of Paperweight Development common stock with respect to which SARs were exercised during 2004, the dollar value realized upon exercise of SARs, the total number of shares of Paperweight Development common stock underlying unexercised SARs held at December 31, 2004 (exercisable and unexercisable) and the aggregate dollar value of in-the-money, unexercised SARs held at December 31, 2004 (exercisable and unexercisable). Value realized upon exercise is the difference between the fair market value of the underlying shares of Paperweight Development common stock on the exercise date and the base price of the SARs. The value of unexercised, in-the-money SARs at fiscal year-end is the difference between their base price and the fair market value of the underlying Paperweight Development common stock as of December 31, 2004 which was $26.36 per share. These values, unlike any amounts that may be set forth in the column entitled “Value Realized” have not been, and may never be, realized. The SARs have not been, and may never be, exercised. The actual gains, if any, on exercise will depend on the value of the Paperweight Development common stock on the exercise date. The values in the table below are shown as of December 31, 2004, the date of the most recent valuation of Paperweight Development common stock.

Aggregated Option/SAR Exercises in Fiscal 2004

and FY-End Option/SAR Values

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Unexercised In-the-Money Options/SARs at FY-End($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas P. Buth	0	—	27,600	48,000	$451,536	$178,560
Dale E. Parker	0	—	5,770	16,000	$94,397	$59,520
John R. Depies	0	—	5,770	16,000	$94,397	$59,520
Jim H. McDermott	0	—	5,770	16,000	$94,397	$59,520
Paul J. Karch	0	—	5,770	16,000	$94,397	$59,520

Pension and Related Plans

In addition to the KSOP, we maintain a broad-based qualified, noncontributory defined benefit pension plan for eligible salaried employees, which we refer to as the pension plan. We have also established a Supplemental Executive Retirement Plan, the SERP, to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by qualified plan limitations in the pension plan. The table below shows the estimated monthly single-life annuity benefit under the pension plan and the SERP (without qualified plan limitations) at various salary levels and years of credited service, payable upon retirement at age 65 in the year 2004. (2004 Social Security Covered Compensation is used in the formula.) The benefit shown is not subject to any deduction for any Social Security benefit.

Remuneration	Years of Service
	15	20	25	30	35
$125,000	$1,963	$2,617	$3,271	$3,925	$4,579
150,000	2,400	3,200	4,000	4,800	5,600
175,000	2,838	3,783	4,729	5,675	6,621
200,000	3,275	4,367	5,458	6,550	7,642
225,000	3,713	4,950	6,188	7,425	8,663
250,000	4,150	5,533	6,917	8,300	9,683
300,000	5,025	6,700	8,375	10,050	11,725
400,000	6,775	9,033	11,292	13,550	15,808
450,000	7,650	10,200	12,750	15,300	17,850
500,000	8,525	11,367	14,208	17,050	19,892

The SERP benefit, when added to the pension plan benefit, provides a combined benefit equal to the benefit under the pension plan as if certain qualified plan limitations did not apply. Under the pension plan and the SERP, a pension is payable upon retirement at age 65, or upon earlier termination if certain conditions are satisfied. The pension benefits are based on years of credited service and the average annual compensation received during the highest five full consecutive calendar years of the last ten years prior to retirement. Compensation covered by the plans includes base salary, bonus, deferred compensation and overtime pay as defined in the pension plan.

As of December 31, 2004, the estimated years of credited service for each of our executive officers are as follows: Douglas Buth, 17 years; Paul Karch, 11 years; Dale Parker, 5 years; John Depies, 22 years; Rick Fantini, 24 years; James McDermott, 16 years; Stephen Sakai, 9 years; Ted Goodwin, 26 years; and Todd Downey, 11 years. Mr. Bennington does not participate in any of the above plans, but Mr. Bennington is covered by the Bemrose Group Pension Scheme. Mr. Bennington has 27 years of credited service in this plan. Based on these years of service, Mr. Bennington would be entitled to an annual benefit of approximately £89,558.

During 2004 we had two non-qualified deferred compensation plans for senior executives. The first has been in place for some time and allowed participants to defer receipt of any percentage of his or her compensation by filing an appropriate election with us. Under the arrangements related to this plan, we funded a rabbi trust on October 11, 2001 to provide funds for our current obligations, valued at approximately $1.8 million under this plan as of December 31, 2004. The funds in the rabbi trust remain subject to claims of our creditors in the event of insolvency. There will be no further deferrals to this plan. Of active executive officers, only Mr. Sakai is a beneficiary of this plan. The second plan, named the New Deferred Compensation Plan, was established in 2001 for senior executives. This new plan allowed for future deferrals, but no funds were transferred to the rabbi trust. In addition to deferrals similar to those allowed under the old plan, this new plan provided for the deferral of the loyalty payment related to the acquisition of Appleton Papers Inc. from AWA. Except for the amounts deferred from the loyalty payments, which will increase or decrease based on changes in the value of Paperweight Development common stock, amounts deferred in both plans are increased at the then prevailing ten-year Treasury note rate. The current obligations under the New Deferred Compensation Plan are valued at approximately $2.7 million as of December 31, 2004. Upon the recommendation of the Compensation Committee, the board of directors terminated the New Deferred Compensation Plan so that there will be no deferrals in 2005. All amounts previously deferred under the plan will be paid to the beneficiaries in the first quarter of 2005. The Compensation Committee recommended this action because the plan was no longer required by AWA after the payment of the Deferred Payment Obligation, because they viewed the crediting of the loyalty payment portion of the plan based on increases in the Paperweight Development common stock as an expensive form of company capital, and because restrictions on deferred compensation plans established by The American Jobs Creation Act of 2004 would have made future administration of the plan difficult and expensive with a risk that the plan could not practically be amended so as to comply with the new legal requirements. We have not established any replacement deferred compensation plan for executives.

Termination Protection Agreements

We have entered into termination protection agreements with all of our executive officers, including the named executive officers, with the exception of Graham Bennington, who is covered by an employment services agreement, described more fully below. The agreements provide that if, at any time other than within two years after a “change of control,” as defined below, we terminate the executive officer’s employment other than for misconduct, or “permanent disability,” as defined below, or the executive officer terminates the executive officer’s employment for “good reason,” as defined below, then the executive officer will continue to receive payments in accordance with our normal payroll practices for eighteen months following termination of employment at a rate equal to the executive officer’s base salary in effect on the date on which his or her employment terminates. The payments to the executive officer would be reduced by amounts he or she earns through employment during the eighteen-month salary continuation period after twelve months from the date of termination. The payments would cease completely if the executive officer, at any time, engaged in a competing business.

Conversely, if, within two years of a change of control, we terminate the executive officer’s employment other than for misconduct, or permanent disability, or he or she terminates his or her employment for good reason, then he or she is entitled to a lump-sum cash payment. This payment will be equal to two times his or her annual base salary, plus a multiple of two times his or her targeted bonus for the fiscal year in which his or her employment terminates, or if no such bonus has been established for the fiscal year of termination, then the bonus for the fiscal year prior to termination is used. The executive officer will also be entitled to a lump-sum cash payment representing a partial bonus for the year of termination, based on the number of days the executive officer worked in the year of termination.

Whether or not an executive officer’s employment terminates within two years of a change of control, the executive officer would also receive his or her salary through the date of termination and all other amounts owed to the executive officer at the date of termination under our benefit plans. In addition, he or she would be entitled to reimbursement for outplacement services and continued health and dental coverage for the executive officer and the executive officer’s family, for 18 months after the date of termination not in connection with a change of control, or 24 months after the date of termination in connection with a change of control.

Our termination protection agreements provide that if certain amounts to be paid in connection with a change of control constitute “parachute payments,” as defined in Section 280(G) of the Internal Revenue Code, the severance benefits owed to the executive officer may be increased such that the net amount retained by the executive officer after deduction of any excise taxes and income taxes on the excise tax and additional payments, shall be equal to the original severance benefits.

A “change of control” is defined in these agreements as:

•	the transfer of substantially all of our assets to an unrelated party;

•	our liquidation;

•	our merger or consolidation into another company; or

•	any other event whereby ownership and control is effectively transferred.

“Permanent disability” is defined in these agreements as any time an executive officer is entitled to receive benefits under Title II of the Social Security Act.

“Good reason” is defined in these agreements as, prior to a change in control, without the executive officer’s consent, a reduction of 25% or more of the executive officer’s base salary and after a change in control:

•	a decrease in the executive officer’s position or responsibilities without his or her consent;

•	failure to pay the executive officer’s salary or bonus in effect immediately prior to a change in control; or

•	the relocation of the executive officer’s principal place of employment without his or her consent.

Our wholly-owned subsidiary, BemroseBooth Limited, has entered into an employment services agreement with Graham Bennington. Under this agreement, Mr. Bennington is entitled to receive an annual base salary of £135,000, which is subject to review on an annual basis by the board of directors of BemroseBooth. Mr. Bennington’s current base salary is £150,000. In the discretion of the BemroseBooth board of directors, Mr. Bennington may also participate in the bonus plans maintained by BemroseBooth for its other executive officers on terms as the board may determine. Mr. Bennington currently participates in the BemroseBooth Senior Executive Bonus Scheme – Financial Year January 2005 to December 2005, pursuant to which he may earn a bonus of up to 30% of his salary based on achievement of sales revenue and EBITDA goals and specific personal objectives. In addition, Mr. Bennington is entitled to participate in BemroseBooth’s pension, life insurance and health insurance plans. The agreement terminates on Mr. Bennington’s 60th birthday, but may be terminated earlier upon 12 months’ notice by either party or by BemroseBooth upon notice to Mr. Bennington under certain other circumstances. Mr. Bennington’s agreement also contains nondisclosure, nonsolicitation and noncompetition provisions.

Management Compensation and Long-Term Incentive Plan

Management compensation is determined by the Compensation Committee of our board of directors, which comprises the four independent directors. Our management compensation policy provides that management salaries, cash bonuses and other compensation will be consistent with our strategic goals and the best interests of the participants in the ESOP and generally be within the middle of the range for management compensation for similar companies.

In addition to receiving salaries, annual performance bonuses and fringe benefits, such as health and life insurance, approximately 145 management employees participate in the Appleton Papers Inc. Long-Term Incentive Plan. The plan provides for future cash bonuses based on the long-term performance of Appleton Papers and increases in the value of Paperweight Development common stock, as determined by the semi-annual appraisals of the Paperweight Development common stock performed by the independent, third party appraiser selected by the ESOP trustee. Specific “phantom stock” units are awarded periodically to employees in aggregate quantities of up to approximately 2% of outstanding Paperweight Development stock, with up to an additional 1% to select, newly-hired management employees. The units are awarded at the most recent Paperweight Development stock price as determined by the semi-annual ESOP appraisal. Employees holding phantom stock units are entitled to trigger the cash bonus for any phantom stock unit only after holding the unit for at least three years, except in the event of the sale or recapitalization of Paperweight Development or Appleton Papers. The cash bonus for any unit is equal to the increase in the value of Paperweight Development common stock from the date of issue until the trigger date. The initial grant of phantom stock units occurred on November 9, 2001 with annual awards planned for January 1, 2003 and each year thereafter. We believe the plan is within standard industry terms for management long-term incentive compensation and will benefit us by retaining management talent and providing management with appropriate incentives to increase Paperweight Development’s share price.

In addition to the Appleton Papers Inc. Long-Term Incentive Plan, Mr. Bennington and approximately 11 other management employees are covered under the BemroseBooth Long-Term Incentive Plan. This plan will pay a cash bonus if the compounded annual growth rate of EBIT for BemroseBooth for the 3-year period from 2004-2006 is a minimum of 6% per year over the average EBIT for the prior 3-year period from 2001-2003. If the minimum is exceeded, then 50% of the excess EBIT above this minimum threshold will be shared with the participating employees. Mr. Bennington will receive 20% of the total payment (10% of the above-minimum EBIT).

Director Compensation

Directors of Appleton Papers and Paperweight Development who are not employees of Appleton Papers, Paperweight Development or any of their subsidiaries are currently entitled to an annual fee for service on both boards of $25,000. Directors are also entitled to an annual fee of $10,000 for serving as the chairman of the Audit Committee or $3,000 for serving as the chairman of the Compensation Committee. In addition, each director receives a fee of $1,500 per day for in-person meetings, $500 per day for other meetings and reimbursement for travel expenses incurred in connection with attending board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Appleton Papers Employee Stock Ownership Trust, whose address is c/o State Street Global Advisors, One Lincoln Street, Boston, Massachusetts 02111, owns beneficially and of record 100% of the issued and outstanding shares of Paperweight Development Corp. Paperweight Development owns beneficially and of record 100% of the issued and outstanding shares of Appleton Papers Inc.

The following table sets forth as of December 31, 2004 the number of shares allocated to the accounts of our directors, our named executive officers and our directors and executive officers as a group in the Company Stock Fund of the KSOP.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent
Douglas P. Buth	62,556			*
Paul J. Karch	38,327			*
Dale E. Parker	16,854			*
Stephen P. Carter	—	(2)		*
Ronald A. Pace	—	(2)		*
Susan Scherbel	—	(2)		*
Kathi P. Seifert	—	(2)		*
John R. Depies	46,462			*
Jim H. McDermott	29,556			*
All directors and executive officers as a group (14 persons)	318,394		2.7%

*	Less than 1%.
(1)	Participants in the KSOP have the right to direct the ESOP trustee to vote shares of common stock which have been allocated to that participant’s ESOP account either for or against specified corporate events relating to Paperweight Development. For all other shareholder votes, the ESOP trustee will vote all shares of common stock held by the ESOP as directed by the ESOP committee, subject to the security holders agreements described above under “Item 10. Directors and Executive Officers of the Registrant.” Participants have statutory diversification rights beginning at age 55, conditional diversification rights beginning on January 1, 2006 and the right to receive distributions from the participant’s KSOP account upon retirement, death, disability, resignation, dismissal or permanent layoff. Participants may not sell, pledge or otherwise transfer the shares of common stock allocated to their KSOP accounts.
(2)	Non-employee directors are not eligible to participate in the KSOP.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for both the audit of our financial statements as of and for the years ended January 1, 2005 and January 3, 2004 and the review of the financial statements included in our Quarterly Reports on Form 10-Q and assistance with and review of documents filed with the SEC during those periods were $390,000 in fiscal 2004 and $277,000 in fiscal 2003.

Audit-Related Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for audit-related services were $297,100 in fiscal 2004 and $58,700 in fiscal 2003. These services in fiscal 2004 consisted of attest services with regard to the debt offering. The fiscal 2003 services consisted of due diligence related to mergers and acquisitions; accounting consultations and audits in connection with acquisitions; internal control reviews; and attest services.

Tax Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for tax services were $57,000 in fiscal 2004 and $0 in fiscal 2003. Of these 2004 tax fees, $53,000 was the result of tax services performed for the Company’s U.K. subsidiary, BemroseBooth. The remainder of the fees were for tax research and tax return review in the U.S.

All Other Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for all other services were $10,800 in fiscal 2004 and $0 in fiscal 2003. These fees were the result of certain benefit plan services performed for Bemrose Booth.

The services provided in fiscal 2004 and described above were preapproved by the Audit Committee or the chairman of the Audit Committee and subsequently reviewed by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)(1)	Financial Statements.

Reports of Independent Auditors

Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004

Consolidated Statements of Operations for the years ended January 1, 2005, January 3, 2004, and December 28, 2002

Consolidated Statements of Cash Flows for the years ended January 1, 2005, January 3, 2004, and December 28, 2002

Consolidated Statements of Redeemable Common Stock, Retained Earnings (Accumulated Deficit), Accumulated Other Comprehensive Loss and Comprehensive Income (Loss) for the years ended January 1, 2005, January 3, 2004 and December 28, 2002

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

SCHEDULE II – Valuation and Qualifying Accounts

(a)(3)	Exhibits.

3.1*	Second Amended and Restated Certificate of Incorporation of Appleton Papers Inc.

3.2*	Amended and Restated By-laws of Appleton Papers Inc.

3.2.1***	Amendment to Amended and Restated By-laws of Appleton Papers Inc.

3.2.2	Amendment to Amended and Restated By-laws of Appleton Papers Inc. incorporated by reference to the Registrants’ Annual Report on Form 10-K for the year ended December 28, 2002.

3.3*	Amended and Restated Articles of Incorporation of Paperweight Development Corp.

3.4*	Amended and Restated By-laws of Paperweight Development Corp.

4.1****	Indenture, dated as of June 11, 2004, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee (the “Senior Notes Indenture”).

4.2****	Indenture, dated as of June 11, 2004, between Appleton Papers Inc. and each of the guarantors named therein and U.S. Bank National Association, as trustee (the “Senior Subordinated Notes Indenture”).

4.3	Form of registered Senior Note (included as Exhibit A1 to the Senior Notes Indenture).

4.4	Form of registered Senior Subordinated Note (included as Exhibit A1 to the Senior Subordinated Notes Indenture).

4.5****	A/B Exchange Registration Rights Agreement, dated as of June 11, 2004, by and among Appleton Papers Inc. and the parties listed as guarantors thereto and Bear, Stearns, & Co. Inc., UBS Securities LLC, ABN AMRO Incorporated and Piper Jaffray & Co.

10.1****	Credit Agreement, dated as of June 11, 2004, among Paperweight Development Corp., Appleton Papers Inc., as Borrower, Rose Holdings Limited, as UK Borrower, the several lenders from time to time parties thereto, UBS Securities LLC as syndication agent, Associated Bank National Association, LaSalle Bank National Association and US Bank National Association, as documentation agents, and Bear Stearns Corporate Lending Inc., as administrative agent.

10.1.1	Amendment to Credit Agreement, dated as of February 18, 2005, among Paperweight Development Corp., Appleton Papers Inc., as Borrower, Rose Holdings Limited, as UK Borrower, the several lenders from time to time parties thereto, UBS Securities LLC as syndication agent, Associated Bank National Association, LaSalle Bank National Association and US Bank National Association, as documentation agents, and Bear Stearns Corporate Lending Inc., as administrative agent.

10.2*	Purchase Agreement by and among Arjo Wiggins Appleton p.l.c., Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of July 5, 2001.

10.2.1****	Amendment to Purchase Agreement by and among Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Arjo Wiggins Appleton Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004.

10.3	Fox River AWA Environmental Indemnity Agreement by and among Arjo Wiggins Appleton p.l.c., Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of November 9, 2001, incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

10.3.1****	Amendment to Fox River AWA Environmental Indemnity Agreement by and among Paperweight Development Corp., Appleton Papers Inc. and Arjo Wiggins Appleton Ltd., dated as of June 11, 2004.

10.4**	Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc. and Paperweight Development Corp., dated as of November 9, 2001.

10.4.1****	Amendment to Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004.

10.5**	Security Agreement by and among Appleton Papers Inc., Paperweight Development Corp., New Appleton LLC and Arjo Wiggins Appleton p.l.c., dated as November 9, 2001.

10.6****	Amended and Restated Relationship Agreement by and among Arjo Wiggins Appleton Ltd. (f/k/a Arjo Wiggins Appleton p.l.c.), Arjo Wiggins (Bermuda) Holdings Limited, Paperweight Development Corp., PDC Capital Corporation and Arjo Wiggins Appleton (Bermuda) Limited, dated as of June 11, 2004.

10.7**	Assignment and Assumption Deed, dated as of November 9, 2001, between Arjo Wiggins Appleton p.l.c. and Arjo Wiggins Appleton (Bermuda) Limited.

10.8**	Collateral Assignment, dated as of November 9, 2001, by Arjo Wiggins Appleton (Bermuda) Limited in favor of Appleton Papers Inc.

10.9	Appleton Papers Retirement Savings and Employee Stock Ownership Plan, as amended through July 31, 2002, incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

10.9.1	Amendment to Appleton Papers Retirement Savings and Employee Stock Ownership Plan effective January 1, 2003, incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

10.9.2****	Amendment to Appleton Papers Retirement Savings and Employee Stock Ownership Plan, effective January 1, 2001.

10.10*	Appleton Papers Inc. Employee Stock Ownership Trust, adopted July 19, 2001.

10.11*	Appleton Papers Inc. Deferred Compensation Plan, restated effective as of January 1, 2000.(2)

10.12*	Appleton Papers Inc. New Deferred Compensation Plan, adopted May 20, 2001.(2)

10.13*	Letter Agreement between Arjo Wiggins Appleton p.l.c. and Douglas Buth dated February 12, 2001 regarding Transaction-Related Executive Compensation.(2)

10.14*	Appleton Papers Inc. Long-Term Incentive Plan, adopted June 22, 2001.(2)

10.15*	Appleton Papers Inc. Supplemental Executive Retirement Plan, as amended through December 4, 1998.(2)

10.16*	Form of Termination Protection Agreement.(2)

10.17*	Amended and Restated Intellectual Property Agreement among Appleton Papers Inc., WTA Inc. and Appleton Coated LLC, dated as of November 9, 2001.

10.18*	Trademark License Agreement between Appleton Papers Inc., f/k/a Lentheric, Inc., and NCR Corporation, dated effective June 30, 1978.

10.19**	Supply Agreement by and among ESCO Company Limited Partnership, Mitsui Toatsu Chemicals, Inc., Yamamoto Chemicals, Inc. and Appleton Papers Inc., dated as of July 1, 1997.(1)

10.21**	Sales Agreement between Nisseki Chemical Texas Inc. and Appleton Papers Inc., effective January 1, 2002.(1)

10.21.1	Amendment of Sales Agreement between Nisseki Chemical Texas Inc. and Appleton Papers Inc. effective October 1, 2003, incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.(1)

10.22*	Security Holders Agreement by and between Appleton Papers Inc. and the Appleton Papers Inc. Employee Stock Ownership Trust, dated as of November 9, 2001.

10.23*	Security Holders Agreement by and between Paperweight Development Corp. and the Appleton Papers Inc. Employee Stock Ownership Trust, dated as of November 9, 2001.

10.24	Service Agreement, dated June 14, 2000, between INHOCO 2059 Limited and Graham Bennington, incorporated by reference to Registrants’ Annual Report on Form 10-K for the year ended January 3, 2004.(2)

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Conduct and Ethics.

21.1	Subsidiaries of Paperweight Development Corp.

31.1	Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3	Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4	Certification of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Douglas P. Buth, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.
**	Incorporated by reference to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.
***	Incorporated by reference to Amendment No. 2 to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-82084) filed on May 15, 2002.
****	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(2)	Management contract or compensatory plan or arrangement.

Certain exhibits and schedules to the agreements filed herewith have been omitted. Such exhibits and schedules are described in the agreements and are not material. The Registrants hereby agree to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLETON PAPERS INC.

By:	/s/ DOUGLAS P. BUTH
Douglas P. Buth President and Chief Executive Officer
Date:	March 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ DOUGLAS P. BUTH Douglas P. Buth	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 24, 2005

/s/ DALE E. PARKER Dale E. Parker	Vice President, Chief Financial Officer and a Director (Principal Financial Officer)	March 24, 2005

/s/ STEPHEN G. KULA Stephen G. Kula	Controller (Principal Accounting Officer)	March 24, 2005

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 24, 2005

/s/ RONALD A. PACE Ronald A. Pace	Director	March 24, 2005

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 24, 2005

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 24, 2005

/s/ PAUL J. KARCH Paul J. Karch	Director	March 24, 2005

*	No annual report or proxy material has been provided to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.

By:	/s/ DOUGLAS P. BUTH
Douglas P. Buth President and Chief Executive Officer
Date:	March 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ DOUGLAS P. BUTH Douglas P. Buth	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 24, 2005

/s/ DALE E. PARKER Dale E. Parker	Chief Financial Officer and a Director (Principal Financial Officer)	March 24, 2005

/s/ STEPHEN G. KULA Stephen G. Kula	Controller (Principal Accounting Officer)	March 24, 2005

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 24, 2005

/s/ RONALD A. PACE Ronald A. Pace	Director	March 24, 2005

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 24, 2005

/s/ SUSAN SCHERBEL Susan Scherbel	Director	March 24, 2005

/s/ PAUL J. KARCH Paul J. Karch	Director	March 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors

of Paperweight Development Corp. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 7, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 7, 2005

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in thousands)

Allowance for Losses on Accounts Receivable	Balance at Beginning of Period	Foreign Exchange Translation	Acquisition of Businesses	Charged to Costs and Expenses	Amounts Written Off Less Recoveries	Balance at End of Period
December 28, 2002	$1,585	—	—	964	(1,121)	$1,428

January 3, 2004	$1,428	—	1,198	707	(88)	$3,245

January 1, 2005	$3,245	73	—	428	(309)	$3,437

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of a schedule or because the information required is included in the consolidated financial statements of Appleton Papers Inc. or the notes thereto or the schedules are not required or are inapplicable under the related instructions.