Form 10-Q
period 2005-04-03
PAPERWEIGHT DEVELOPMENT CORP; APPLETON PAPERS INC/WI
filed 2005-05-18
CIK 1166365, 1144326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission file numbers: 333-82084-01

                                        333-82084

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ *

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

* This report is being filed pursuant to covenants contained in the indentures governing the Registrants’ senior and senior subordinated notes. The Registrants’ reporting obligations have been automatically suspended under Section 15(d) of the Securities Exchange Act of 1934, as amended.

As of May 18, 2005, 11,644,249 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of May 18, 2005, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	April 3, 2005	January 1, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,389	$69,938
Accounts receivable, less allowance for doubtful accounts of $3,558 and $3,437, respectively	116,866	129,754
Inventories	145,414	128,914
Other current assets	15,064	14,715

Total current assets	291,733	343,321
Property, plant and equipment, net of accumulated depreciation of $203,524 and $187,317, respectively	493,024	488,667
Goodwill	100,019	52,817
Intangible assets, net	96,880	99,247
Environmental indemnification receivable	67,258	71,664
Other assets	20,497	18,723

Total assets	$1,069,411	$1,074,439

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$2,500	$2,500
Accounts payable	68,906	62,498
Accrued interest expense	10,392	2,677
Restructuring reserve	7,486	5,478
Other accrued liabilities	62,817	78,900

Total current liabilities	152,101	152,053
Senior secured notes payable	245,625	246,250
Revolving line of credit	6,500	—
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	2,943	3,052
Postretirement benefits other than pension	60,291	61,128
Accrued pension	48,506	47,377
Accrued income taxes	3,683	4,952
Environmental liability	91,238	95,294
Other long-term liabilities	4,864	5,181
Senior notes payable	185,000	185,000
Senior subordinated notes payable	157,000	157,000
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,645,231 and 11,647,005, respectively	162,485	159,329
Accumulated deficit	(44,652)	(37,202)
Accumulated other comprehensive loss	(14,823)	(13,625)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,069,411	$1,074,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands)

	April 3, 2005	April 4, 2004
Net sales	$253,008	$250,582
Cost of sales	191,444	182,422

Gross profit	61,564	68,160
Selling, general and administrative expenses	50,841	49,868
Restructuring and other charges	3,481	413

Operating income	7,242	17,879
Other expense (income)
Interest expense	12,256	13,706
Interest income	(210)	(1,202)
Foreign exchange loss	245	188

(Loss) income before income taxes	(5,049)	5,187
Benefit for income taxes	(766)	(324)

Net (loss) income	$(4,283)	$5,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands)

	April 3, 2005	April 4, 2004
Cash flows from operating activities:
Net (loss) income	$(4,283)	$5,511
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	17,645	17,251
Amortization of intangible assets	2,185	2,703
Amortization of financing fees	399	864
Employer 401(k) noncash matching contributions	2,418	1,909
Foreign exchange loss	245	188
Loss on disposals of equipment	225	58
Accretion of deferred payment and capital lease obligations	59	4,367
Accretion of environmental liability	350	330
(Increase)/decrease in assets and increase/(decrease) in liabilities excluding effects of business acquisitions:
Accounts receivable	10,993	(429)
Inventories	(11,219)	(3,886)
Other current assets	(387)	126
Accounts payable and other accrued liabilities	(5,800)	(5,091)
Restructuring reserve	2,008	(674)
Accrued income taxes	(1,265)	42
Accrued pension	1,473	816
Other, net	(3,526)	923

Net cash provided by operating activities	11,520	25,008

Cash flows from investing activities:
Proceeds from sale of equipment	12	—
Acquisition of businesses, net of cash acquired	(68,897)	(977)
Additions to property, plant and equipment	(8,558)	(7,189)

Net cash used by investing activities	(77,443)	(8,166)

Cash flows from financing activities:
Payments of senior secured notes payable	(625)	(22,113)
Payments relating to capital lease obligation	(168)	(168)
Proceeds from revolving line of credit	30,000	—
Payments of revolving line of credit	(23,500)	(10,000)
Proceeds from issuance of redeemable common stock	4,431	—
Payments to redeem common stock	(176)	(232)
Increase in cash overdraft	517	1,495

Net cash provided (used) by financing activities	10,479	(31,018)

Effect of foreign exchange rate changes on cash and cash equivalents	(105)	171
Change in cash and cash equivalents	(55,549)	(14,005)
Cash and cash equivalents at beginning of period	69,938	29,682

Cash and cash equivalents at end of period	$14,389	$15,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT,

ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive (Loss) Income
	Shares Outstanding	Amount
Balance, January 1, 2005	11,647,005	$159,329	$(37,202)	$(13,625)

Comprehensive loss:
Net loss	—	—	(4,283)	—	$(4,283)
Foreign currency translation adjustment	—	—		(1,404)	(1,404)
Realized and unrealized gains on derivatives	—	—	—	206	206

Total comprehensive loss					$(5,481)

Issuance of redeemable common stock	4,885	165	—	—
Redemption of redeemable common stock	(6,659)	(176)	—	—
Accretion of redeemable common stock	—	3,167	(3,167)	—

Balance, April 3, 2005	11,645,231	$162,485	$(44,652)	$(14,823)

Balance, January 3, 2004	12,124,778	$158,279	$(3,587)	$(10,438)

Comprehensive income:
Net income	—	—	5,511	—	$5,511
Foreign currency translation adjustment	—	—		2,477	2,477
Realized and unrealized gains on derivatives	—	—	—	386	386

Total comprehensive income					$8,374

Issuance of redeemable common stock	—	—	—	—
Redemption of redeemable common stock	(9,689)	(232)	—	—
Accretion of redeemable common stock	—	10,821	(10,821)	—

Balance, April 4, 2004	12,115,089	$168,868	$(8,897)	$(7,575)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three months ended April 3, 2005 and April 4, 2004, cash flows for the three months ended April 3, 2005 and April 4, 2004 and financial position at April 3, 2005 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of Paperweight Development Corp. (“PDC” or the “Company”) and subsidiaries for each of the three years in the period ended January 1, 2005, which are included in the Form 10-K dated March 24, 2005. The consolidated balance sheet data as of January 1, 2005, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a wholly-owned subsidiary of PDC.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

2.	ACQUISITION OF BUSINESSES

On January 11, 2005, the Company acquired New England Extrusion (Turners Falls, Massachusetts, and Milton, Wisconsin), a company that produces single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high barrier coextruded films American Plastics produces. By sharing their capabilities, American Plastics and New England Extrusion will be able to expand their abilities to design and produce film products with customer-specified properties. Simultaneously with the acquisition, New England Extrusion became a guarantor under the senior credit facility, the senior notes and senior subordinated notes. The purchase price for this acquisition was approximately $68.9 million including the assumption of certain liabilities. It was financed with cash from operations supplemented with borrowings under the revolving credit portion of the Company’s senior credit facility. The Company is obtaining an independent appraisal to allocate the purchase price to the acquired net assets. Preliminary purchase price allocations have been made, with the exception of intangibles. The excess of the purchase price over the estimated fair value of the acquired net assets has been allocated to goodwill. The Company expects that this appraisal, and the allocation of the purchase price, will be completed during fiscal 2005. Goodwill of approximately $47.8 million was assigned to the Company’s performance packaging business unit. New England Extrusion has been included in the Company’s consolidated financial statements since the date of the acquisition.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The following table summarizes the estimated fair values of the assets acquired and liabilities assumed excluding cash acquired (dollars in thousands):

Current assets	$8,756
Property, plant and equipment	14,355
Goodwill	47,752

Total assets acquired	$70,863

Current liabilities	$1,966

Total liabilities assumed	$1,966

Net assets acquired	$68,897

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisition of New England Extrusion had been completed on January 4, 2004. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to cost of sales, selling, general and administrative expenses, interest expense, amortization, depreciation and income taxes. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 4, 2004 or that may be obtained in the future (dollars in thousands):

	For the Three Months Ended April 3, 2005	For the Three Months Ended April 4, 2004
Net sales	$254,168	$263,282
Net (loss) income	$(4,176)	$6,093

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized, however, they must be tested for impairment annually. Amortization will continue to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the three-month period ended April 3, 2005 are as follows (dollars in thousands):

	Coated Solutions	Thermal and Advanced Technical Products	Security	Performance Packaging	Total
Balance as of January 1, 2005	$—	$—	$29,286	$23,531	$52,817
Goodwill from business acquisitions	—	—	—	47,752	47,752
Currency translation	—	—	(550)	—	(550)

Balance as of April 3, 2005	$—	$—	$28,736	$71,283	$100,019

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s other intangible assets consisted of the following (dollars in thousands):

	As of April 3, 2005		As of January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$55,796	$10,080	$55,879	$9,398
Patents	32,678	19,262	32,678	18,162
Customer relationships	13,718	2,084	13,799	1,828
Non-compete agreements	1,965	792	1,983	645

Total	$104,157	$32,218	$104,339	$30,033

Unamortizable intangible assets:
Trademarks	$24,941		$24,941

Of the $129.1 million of acquired intangible assets, $80.7 million was assigned to registered trademarks. Trademarks of $48.7 million related to carbonless paper and $7.1 million related to the Company’s 2003 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $24.9 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 3 to 5 years for non-compete agreements. Amortization expense for the three months ended April 3, 2005 and April 4, 2004 approximated $2.2 million and $2.7 million, respectively.

4.	RESTRUCTURING AND OTHER CHARGES

In order to position itself for long-term growth, the Company reduced salaried employment by 46 employees during fiscal 2003, 41 employees during fiscal 2004 and an additional 52 employees during first quarter 2005. These reductions included positions at the corporate headquarters as well as the plant and mill sites. As a result, the Company took a charge of $3.5 million during first quarter 2005, $3.0 million in 2004 and $2.6 million in 2003 for employment termination benefits. During the first quarter of 2005, the Company paid out $1.0 million related to these employment termination benefits, liabilities for which were incurred in 2005, 2004 and 2003. During 2004, the Company paid out $2.3 million related to these employment termination benefits, liabilities for which were incurred in 2004 and 2003.

During the third quarter of 1999, Appleton announced plans to close the Newton Falls mill in 2000 and the Harrisburg plant in 2001. In the third quarter of 2000, Appleton ceased operations at the Newton Falls mill and permanently closed the mill during the third quarter of 2001. Appleton sold its Harrisburg plant in August 2001. In 1999, the Company committed to exiting its New York distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007. The $0.5 million reduction to the distribution center exit cost reserve represents 2005 lease payments, net of sublease income, for this distribution center.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the components of the restructuring reserve included on the consolidated balance sheets at April 3, 2005 and January 1, 2005 (dollars in thousands):

	January 1, 2005 Reserve	2005 Reserve Additions	2005 Charges to Reserve	April 3, 2005 Reserve
Distribution center exit costs	$3,205	$—	$(469)	$2,736
Employee termination benefits	2,273	3,481	(1,004)	4,750

	$5,478	$3,481	$(1,473)	$7,486

5.	INVENTORIES

Inventories consist of the following (dollars in thousands):

	April 3, 2005	January 1, 2005
Finished goods	$73,698	$66,351
Raw materials, work in process and supplies	72,547	63,394

Total cost	146,245	129,745
Excess cost over LIFO cost	(831)	(831)

	$145,414	$128,914

Stores and spare parts inventory balances of $21.5 million at April 3, 2005 and $21.2 million at January 1, 2005 are valued at average cost and included on the raw materials, work in process and supplies line. Inventories valued using the FIFO method approximate 17% of the Company’s total inventory balance at April 3, 2005 and 13% at January 1, 2005.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	April 3, 2005	January 1, 2005
Land and improvements	$10,359	$9,526
Buildings and improvements	99,705	94,157
Machinery and equipment	522,011	510,468
Software	30,348	29,960
Capital lease	4,764	4,764
Construction in progress	29,361	27,109

	696,548	675,984
Accumulated depreciation/amortization	(203,524)	(187,317)

	$493,024	$488,667

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation expense for the three months ended April 3, 2005 and April 4, 2004 approximated $17.6 million and $17.3 million, respectively. Depreciation expense of approximately $15.0 million and $14.4 million for the three months ended April 3, 2005 and April 4, 2004, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $2.6 million and $2.9 million for the same three-month periods related to corporate administrative assets and was recorded within selling, general and administrative expenses.

7.	OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	April 3, 2005	January 1, 2005
Deferred debt issue costs	$12,302	$12,701
Other	8,195	6,022

	$20,497	$18,723

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (dollars in thousands):

	April 3, 2005	January 1, 2005
Payroll	$9,806	$14,399
Trade discounts	19,121	24,786
Workers’ compensation	3,916	4,437
Accrued insurance	948	1,288
Other accrued taxes	1,834	4,884
Postretirement benefits other than pension	3,825	3,825
Fox River Liabilities	6,135	6,135
Other	17,232	19,146

	$62,817	$78,900

9.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the entity’s activities. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R applies immediately for Appleton for variable interest entities created after December 31, 2003, and applies for the first reporting period beginning after December 15, 2004 to variable interest entities in which an enterprise holds a variable interest that was acquired before January 1, 2004. Based upon management’s evaluation of FIN 46R, Appleton’s adoption did not have a material effect on the consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the meaning of the term ‘normal capacity’ was clarified. The provisions of SFAS 151 are applicable to inventory costs incurred by Appleton beginning in 2006 and are not expected to have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). This standard is effective for nonmonetary asset exchanges made by Appleton beginning in 2006 and is not expected to have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) in its first quarter of its next fiscal year. The Company is currently evaluating the potential effects of this standard on its stock compensation arrangements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	PENSION BENEFITS

The Company has various defined benefit pension plans and a defined contribution pension plan. The components of the corresponding net periodic pension cost include the following (dollars in thousands):

Pension Benefits	For the Three Months Ended April 3, 2005	For the Three Months Ended April 4, 2004
Net periodic benefit cost
Service cost	$1,946	$1,766
Interest cost	5,110	3,646
Expected return on plan assets	(5,543)	(4,269)
Amortization of
Prior service cost	54	2
Actuarial loss	423	191

Net periodic benefit cost	$1,990	$1,336

Appleton expects to contribute $6 million to its pension plan in calendar 2005 for plan year 2004.

11.	POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended April 3, 2005	For the Three Months Ended April 4, 2004
Net periodic benefit cost
Service cost	$209	$287
Interest cost	776	1,070
Amortization of
Prior service cost	(516)	—
Actuarial loss	20	—

Net periodic benefit cost	$489	$1,357

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

If the impact of the subsidy under the Act was not considered, the projected 2005 benefit cost for Appleton’s postretirement benefit plans, for the same three-month period of 2005, would be as follows (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended April 3, 2005
Net periodic benefit cost
Service cost	$209
Interest cost	835
Amortization of
Prior service cost	(516)
Actuarial loss	81

Net periodic benefit cost	$609

12.	COMMITMENTS AND CONTINGENCIES

Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against Appleton and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, the Combined Locks paper mill now owned by Appleton Coated LLC and from other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River. Low levels of PCBs have also been washed by the Lower Fox River into Green Bay, which is part of Lake Michigan.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 7, 2003, the Wisconsin Department of Natural Resources (“DNR”) issued a Record of Decision (“ROD”), with which the EPA concurred, on the first two segments of the river, which are largely upstream of the Appleton plant. The ROD provides for dredging and capping in the first segment and monitored natural recovery in the second segment. However, the ROD also provides that up to 25% of the remedy in the first segment may consist of capping if dredging proves not to be cost-effective and certain conditions are met. Pursuant to a consent decree entered by the U.S. District Court Eastern Wisconsin District in early 2004, Glatfelter and WTM I are now managing response work for the first segment, with oversight from the EPA and DNR. Glatfelter and WTM I began dredging work to implement this ROD in mid 2004. It is Appleton’s position that neither Appleton nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. On July 28, 2003, the DNR and EPA issued a second ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay) which also provides for substantial dredging in that portion of the river.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each PRP and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which Appleton formerly owned and which is now owned by Appleton Coated LLC) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized by the FWS and may be revised. The FWS analysis will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers Appleton has engaged, Appleton believes that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, Appleton could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, Appleton believes that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton entered into a consent decree on December 10, 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes, which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, Appleton and NCR agreed to provide up to $41.5 million over a period of four years, to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. Appleton and NCR will each pay approximately half of the amounts paid under the consent decree. Through April 3, 2005, Appleton has paid approximately $21.2 million under the consent decree. Under the consent decree, the IGP agree not to sue or take administrative action against Appleton and NCR during the four-year period, including pursuant to any claims that could be made as a result of the issuance of the RODs. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against Appleton and NCR. However, under the decree, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period, including pursuant to any claims that could be made as a result of the issuance of the RODs. Appleton recorded a charge of $19.2 million for its discounted share of the arrangement during the first quarter of 2001. At April 3, 2005 this liability approximated $1.5 million.

A precise estimate of Appleton’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of federal and state NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of remediation and NRD costs relative to the other PRPs. However, the issuance of the RODs and the beginning of remediation activities in the first segment of the Lower Fox River greatly reduce the uncertainty about the remedy that will be implemented in the Lower Fox River and provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability. At January 1, 2005 this reserve approximated $101.4 million. During the first quarter of 2005, the total reserve was accreted by $1.7 million while payments against the reserve totaled $5.7 million. This resulted in a remaining reserve of $97.4 million as of April 3, 2005, of which $6.2 million is recorded in other accrued liabilities and $91.2 million is recorded as an environmental liability.

As part of the November 9, 2001 acquisition, Arjo Wiggins Appleton (“AWA”), the former parent of Appleton, agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. At April 3, 2005, the total indemnification receivable from AWA is $73.4 million, of which, $6.2 million is recorded in other current assets and $67.2 million is recorded as an environmental indemnification receivable. The $24.0 million difference between the reserve and the indemnification receivable represents the discounted share of Lower Fox River costs for which Appleton is responsible. The $21.0 million charge was recorded against earnings in 2002 and has accreted to $24.0 million through April 3, 2005. This discounted share was calculated using a discount rate of 6.0%. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the indemnification receivable/environmental liability is below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability
Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)
Accretion of Lower Fox River environmental liability	—	(747)
Fair market valuation of AWA indemnification receivable and the Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	$20,380	$(20,380)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)
Establishment of reserve for Appleton’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)
Payments made for indemnification receivable/environmental liability	(14,077)	14,077
Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	$73,501	$(94,518)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)
Payments made for indemnification receivable/environmental liability	(6,867)	6,867
Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	$86,797	$(109,096)
Payments made for indemnification receivable/environmental liability	(14,522)	14,522
Accretion of Lower Fox River indemnification receivable/environmental liability	5,523	(6,854)

Balance, January 1, 2005	$77,798	$(101,428)
Payments made for indemnification receivable/environmental liability	(5,731)	5,731
Accretion of Lower Fox River indemnification receivable/environmental liability	1,326	(1,676)

Balance, April 3, 2005	$73,393	$(97,373)

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

West Carrollton Mill

The West Carrollton mill, which Appleton purchased in 1984, operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility and low levels of PCBs have been detected in groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton mill.

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, Appleton believes that it could be necessary to undertake remedial action in the future, although Appleton is currently under no obligation to do so. Appleton has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments is expected to involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action–including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River–is estimated to range up to approximately $10.5 million, with approximately $3 million in short-term costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected. In addition, in April 2005, eleven local residents who allegedly live (or have lived) near the wastewater treatment plant of the mill and two former mill employees (and one of their spouses) have filed lawsuits in Montgomery County, Ohio court alleging that Appleton has released and continues to release hazardous substances from the mill, including PCBs, dioxins and fluorochemicals, which allegedly caused injury to the plaintiffs and/or damage to their property. The lawsuit involving the local residents has been removed to the United States District Court for the Southern District of Ohio. The local resident plaintiffs have requested that the court certify the matter as a class action. The plaintiffs request compensatory and punitive damages, remediation and other relief. The Company intends to vigorously defend itself against these matters.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation, and Appleton’s share of these remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the acquisition of the Company by the ESOP in 2001, AWA agreed to indemnify the Company for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owner and operator of the West Carrollton mill, under the terms of the acquisition documents related to Appleton’s purchase of the mill, agreed to indemnify Appleton for liabilities relating to the former owner’s ownership of the mill. The Company intends to pursue any rights to indemnification or other recovery it may have for remediation or other liabilities relating to the above-described matters. Other than the PCB contamination in the area of the wastewater impoundments, there are no other known material liabilities with respect to environmental issues at the West Carrollton mill.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

From time to time, Appleton may be involved in various demands, claims, suits or other legal proceedings arising in the ordinary course of its business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. For example, in Ellis, Cinquanti and McLaughlin v. Appleton Papers Inc., a product liability case pending in the U.S. District Court in Syracuse, New York, the plaintiffs generally allege that exposure to carbonless paper has caused reactions which are totally disabling and that they are, therefore, entitled to substantial damages. The plaintiffs are seeking monetary damages in an aggregate amount of $9 million plus punitive damages. The Company has defended a number of such cases over the past 25 years, settling some for amounts which are not material to the business and obtaining dismissals in others based on various arguments, including, in one case, that the plaintiff’s alleged proof that carbonless paper causes injury was based on “junk science.” While the Company is vigorously defending itself and expects to prevail in this case and in any similar cases that may be brought against Appleton in the future, there can be no assurance that the Company will be successful in its defense.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. In general, all requests for lump sum distributions in any plan year will be granted to the extent that the aggregate amount requested does not exceed the amount of new deferrals to the Company Stock Fund, less any distributions that must be made in accordance with statutory requirements and installment distributions the KSOP is obligated to make under prior year distribution elections. Covenants in the agreements providing for the new senior credit facility, the $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and the $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014 restrict Appleton’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may supersede the terms of the respective agreements. If lump sum distributions cannot be made, as the Company expects will be the case in 2005, distributions to former participants will be made in up to five equal annual installments.

Appleton’s matching contributions charged to expense amounted to $2.4 million and $1.9 million for the three months ended April 3, 2005 and April 4, 2004, respectively, all of which will be deposited into the Company Stock Fund. As a result of hardship withdrawals and employee terminations, 6,659 shares of PDC redeemable common stock were repurchased during the first three months of 2005 at an aggregate price of $0.2 million. Appleton’s matching contributions over this same period resulted in an additional 4,885 shares of redeemable common stock being issued.

In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted (i.e., increased) so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of April 3, 2005. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The Company accreted the redeemable common stock by $3.2 million for the three months ended April 3, 2005. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $307 million was determined. The redeemable common stock recorded book value as of April 3, 2005 was $162 million, which leaves a remaining unrecognized liability to be accreted of approximately $145 million. The fair value of the redeemable common stock is determined by an independent, third party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. Because the calculations of the third party appraiser are not provided by the ESOP Trustee to management, the interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments (if any) as of the first quarter and third quarter of each year will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	April 3, 2005	January 1, 2005
Senior secured variable rate note payable at LIBOR plus 2.25%, $625 due quarterly with $235,625 due June 11, 2010	$248,125	$248,750
Revolving line of credit at LIBOR plus 2.5%	6,500	—

	254,625	248,750
Less obligations due within one year	(2,500)	(2,500)

	252,125	246,250
Unsecured variable rate industrial development bonds, 2.2% average interest rate at April 3, 2005, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior notes payable at 8.125%, due June 15, 2011	185,000	185,000
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000
Senior subordinated notes payable at 12.5%, due December 15, 2008	7,000	7,000

On June 11, 2004 Appleton completed a voluntary refinancing of its debt. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Mandatory principal payments of $625,000 are due quarterly with the remaining balance due June 11, 2010. The new senior credit facility also includes a five-year, $125 million revolving credit facility. The new senior credit facility contains covenants under which certain minimum leverage and coverage ratios must be met. As part of the 2004 refinancing, Appleton also issued $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under its former senior credit facility, plus interest, consisting of senior secured variable rate notes of $14.0 million and $130.7 million. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and the senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million in aggregate principal amount outstanding of the 12.5% Senior Subordinated Notes due 2008 and the Deferred Payment Obligation incurred in connection with the purchase of Appleton from AWA. The Deferred Payment Obligation, which was due May 8, 2010, had accreted at 10% per annum to $180.3 million as of June 11, 2004. AWA discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The new senior credit facility is unconditionally guaranteed by Paperweight Development Corp. and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior notes and senior subordinated notes are unconditionally guaranteed by Paperweight Development Corp., WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., Appleton Steam Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited, BemroseBooth USA, Inc. and New England Extrusion Inc. As a result of the 2004 refinancing, $4.6 million of deferred debt issuance costs were written off. A premium of $37.2 million was also paid in conjunction with the repurchase of the 12.5% Senior Subordinated Notes. Related fees of $2.2 million were also incurred. These total costs of $44.0 million, less the $13.2 million discount discussed above, were recorded as debt extinguishment expense.

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

During the first quarter of 2005, Appleton made a mandatory debt repayment of $625,000, plus interest, on its new senior credit facility.

In conjunction with the acquisition of New England Extrusion in January 2005, Appleton borrowed $30.0 million against the $125 million revolving credit facility. During the remainder of first quarter 2005, Appleton repaid $23.5 million against the outstanding balance. At April 3, 2005, the revolving credit facility had an unpaid balance of $6.5 million.

At April 3, 2005 there was approximately $100.3 million of unused borrowing capacity under the $125 million revolving credit facility for working capital and other corporate purposes. Approximately $18.2 million of the new revolving credit facility was used to support outstanding letters of credit. In addition, as noted above, there was $6.5 million of actual borrowing against the revolving credit facility. A commitment fee of 0.5% per annum is assessed on unused borrowing capacity.

The six-month LIBOR rate at April 3, 2005 was 3.4%.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The senior subordinated notes due in 2008 are unsecured obligations of API, ranking subordinate in right of payment to all senior debt of API, and are unconditionally, jointly and severally guaranteed by PDC and WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Limited, BemroseBooth USA Inc. and New England Extrusion Inc. (see Note 16 “Guarantor Financial Information”). Interest on the senior subordinated notes is payable semi-annually in June and December of each year.

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

15.	SEGMENT INFORMATION

The Company operates in four business segments: coated solutions, thermal and advanced technical products, security products and performance packaging. Based upon quantitative thresholds, coated solutions, thermal and advanced technical products and security products constitute the Company’s reportable segments. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with existing segments, interest income, interest expense, debt extinguishment expense, minority interest expense and foreign currency gains and losses.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company entered the performance packaging market in 2003 by acquiring two Wisconsin-based companies that produce high-quality, custom multilayered films and commercial packaging and print and convert flexible plastic packaging materials for companies in the food processing, household and industrial products industries. During January 2005, the Company acquired New England Extrusion, a company that produces single and multilayer polyethylene films for packaging applications.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization as determined by Appleton for its reportable segments are as follows (dollars in thousands):

	For the Three Months Ended April 3, 2005	For the Three Months Ended April 4, 2004
Net sales
Coated solutions	$151,811	$160,092
Thermal and advanced technical products	50,946	51,962
Security products	27,112	27,815
Performance packaging	23,139	10,713

Total	$253,008	$250,582

Operating income
Coated solutions	$16,141	$20,539
Thermal and advanced technical products	454	1,598
Security products	(2,707)	(1,710)
Performance packaging	1,145	504
Unallocated corporate charges and business development costs	(7,791)	(3,052)

Total	$7,242	$17,879

Depreciation and amortization
Coated solutions	$12,303	$13,538
Thermal and advanced technical products	3,897	3,572
Security products	2,431	2,265
Performance packaging	1,090	544
Business development costs	109	35

Total	$19,830	$19,954

16.	GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”) and WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., Appleton Steam Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Limited, BemroseBooth USA Inc. and New England Extrusion Inc., each of which is a wholly-owned subsidiary of Appleton, (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of April 3, 2005 and January 1, 2005 and for the three months ended April 3, 2005 and April 4, 2004. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

April 3, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$9,062	$2,895	$2,432	$—	$14,389
Accounts receivable, net	—	89,357	20,740	6,769	—	116,866
Inventories	—	120,010	23,249	2,155	—	145,414
Other current assets	6,135	5,640	3,146	143	—	15,064

Total current assets	6,135	224,069	50,030	11,499	—	291,733

Property, plant and equipment, net	—	425,928	67,052	44	—	493,024
Investment in subsidiaries	281,423	435,260	—	—	(716,683)	—
Other assets	67,270	89,151	128,192	41	—	284,654

Total assets	$354,828	$1,174,408	$245,274	$11,584	$(716,683)	$1,069,411

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$2,500	$—	$—	$—	$2,500
Accounts payable	—	54,656	14,176	74	—	68,906
Due to (from) parent and affiliated companies	251,818	(29,647)	(222,468)	297	—	—
Other accrued liabilities	—	69,045	10,330	1,320	—	80,695

Total current liabilities	251,818	96,554	(197,962)	1,691	—	152,101

Long-term debt	—	602,775	—	—	—	602,775
Capital lease obligation	—	2,943	—	—	—	2,943
Other long-term liabilities	—	190,713	17,710	159	—	208,582
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	103,010	281,423	425,526	9,734	(716,683)	103,010

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$354,828	$1,174,408	$245,274	$11,584	$(716,683)	$1,069,411

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

January 1, 2005

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$55,892	$9,293	$4,753	$—	$69,938
Accounts receivable, net	—	88,488	35,252	6,014	—	129,754
Inventories	—	112,373	14,648	1,893	—	128,914
Other current assets	6,135	5,317	3,077	186	—	14,715

Total current assets	6,135	262,070	62,270	12,846	—	343,321

Property, plant and equipment, net	—	434,416	54,202	49	—	488,667
Investment in subsidiaries	284,329	361,172	—	—	(645,501)	—
Other assets	68,044	91,412	82,954	41	—	242,451

Total assets	$358,508	$1,149,070	$199,426	$12,936	$(645,501)	$1,074,439

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$2,500	$—	$—	$—	$2,500
Accounts payable	—	44,382	17,966	150	—	62,498
Due to (from) parent and affiliated companies	250,006	(48,590)	(202,804)	1,388	—	—
Other accrued liabilities	—	72,599	12,756	1,700	—	87,055

Total current liabilities	250,006	70,891	(172,082)	3,238	—	152,053

Long-term debt	—	596,900	—	—	—	596,900
Capital lease obligation	—	3,052	—	—	—	3,052
Other long-term liabilities	—	193,898	19,583	451	—	213,932
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	108,502	284,329	351,925	9,247	(645,501)	108,502

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$358,508	$1,149,070	$199,426	$12,936	$(645,501)	$1,074,439

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 3, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$208,761	$43,682	$16,243	$(15,678)	$253,008
Cost of sales	—	157,643	34,276	15,168	(15,643)	191,444

Gross profit	—	51,118	9,406	1,075	(35)	61,564
Selling, general and administrative	—	39,055	11,060	676	50	50,841
Restructuring and other charges	—	3,481	—	—	—	3,481

Operating income (loss)	—	8,582	(1,654)	399	(85)	7,242
Interest expense	2,576	15,774	807	—	(6,901)	12,256
Interest income	—	(3,539)	(3,563)	(9)	6,901	(210)
Intercompany royalty expense (income)	—	2,959	(2,959)	—	—	—
Loss (income) in equity investment	1,707	(5,040)	—	—	3,333	—
Other expense (income)	—	135	(57)	(79)	246	245

(Loss) income before income taxes	(4,283)	(1,707)	4,118	487	(3,664)	(5,049)
Benefit for income taxes	—	—	(766)	—	—	(766)

Net (loss) income	$(4,283)	$(1,707)	$4,884	$487	$(3,664)	$(4,283)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 3, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(4,283)	$(1,707)	$4,884	$487	$(3,664)	$(4,283)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	—	15,943	3,882	5	—	19,830
Other	—	3,832	(57)	(79)	—	3,696
Change in assets and liabilities, net	2,647	(18,477)	6,086	(1,643)	3,664	(7,723)

Net cash (used) provided by operating activities	(1,636)	(409)	14,795	(1,230)	—	11,520
Cash flows from investing activities:
Proceeds from sale of equipment	—	12	—	—	—	12
Acquisition of businesses	—	(68,897)	—	—	—	(68,897)
Additions to property, plant and equipment	—	(7,029)	(1,529)	—	—	(8,558)

Net cash used by investing activities	—	(75,914)	(1,529)	—	—	(77,443)
Cash flows from financing activities:
Payments of long-term debt	—	(625)	—	—	—	(625)
Payments relating to capital lease obligation	—	(168)	—	—	—	(168)
Proceeds from revolving line of credit	—	30,000	—	—	—	30,000
Payments of revolving line of credit	—	(23,500)	—	—	—	(23,500)
Due to parent and affiliated companies, net	1,812	18,943	(19,664)	(1,091)	—	—
Proceeds from issuance of common stock	—	4,431	—	—	—	4,431
Payments to redeem common stock	(176)	—	—	—	—	(176)
Increase in cash overdraft	—	517	—	—	—	517

Net cash provided (used) by financing activities	1,636	29,598	(19,664)	(1,091)	—	10,479
Effect of foreign exchange rate changes on cash and cash equivalents	—	(105)	—	—	—	(105)
Change in cash and cash equivalents	—	(46,830)	(6,398)	(2,321)	—	(55,549)
Cash and cash equivalents at beginning of period	—	55,892	9,293	4,753	—	69,938

Cash and cash equivalents at end of period	$—	$9,062	$2,895	$2,432	$—	$14,389

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 4, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,511	$9,661	$6,076	$(77)	$(15,660)	$5,511
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	—	16,328	3,621	5	—	19,954
Other	4,301	3,449	—	(34)	—	7,716
Change in assets and liabilities, net	(9,804)	(16,347)	3,350	(1,032)	15,660	(8,173)

Net cash provided (used) by operating activities	8	13,091	13,047	(1,138)	—	25,008
Cash flows from investing activities:
Acquisition of businesses	—	(977)	—	—	—	(977)
Additions to property, plant and equipment	—	(4,498)	(2,691)	—	—	(7,189)

Net cash used by investing activities	—	(5,475)	(2,691)	—	—	(8,166)
Cash flows from financing activities:
Payments of long-term debt	—	(22,113)	—	—	—	(22,113)
Payments relating to capital lease obligation	—	(168)	—	—	—	(168)
Payments of revolving line of credit	—	(10,000)	—	—	—	(10,000)
Due to parent and affiliated companies, net	224	13,079	(12,026)	(1,277)	—	—
Payments to redeem common stock	(232)	—	—	—	—	(232)
Increase in cash overdraft	—	1,495	—	—	—	1,495

Net cash used by financing activities	(8)	(17,707)	(12,026)	(1,277)	—	(31,018)
Effect of foreign exchange rate changes on cash and cash equivalents	—	171	—	—	—	171
Change in cash and cash equivalents	—	(9,920)	(1,670)	(2,415)	—	(14,005)
Cash and cash equivalents at beginning of period	—	21,020	5,676	2,986	—	29,682

Cash and cash equivalents at end of period	$—	$11,100	$4,006	$571	$—	$15,677

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Paperweight Development Corp. (“PDC” or “the Company”) and Appleton Papers Inc. (“Appleton”) for the fiscal quarter ended April 3, 2005. This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes.

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

In addition to the declining U.S. carbonless market, Appleton’s carbonless business continues to experience the impact of competitive pricing by both foreign and domestic producers. Other domestic carbonless producers, wanting to maintain or increase their market share, have continued their competitive pricing strategies. In addition, foreign competitors, who serve approximately 6% of the U.S. carbonless market, continue with their aggressive, low-price strategy to sell into the U.S. carbonless market, which also leads to a reduction in net selling prices. As a result of this increased pricing competition, Appleton has continued to experience a reduction in its overall carbonless selling prices. However, during the first half of 2004, Appleton was able to successfully implement a price increase for both rolls and sheets in the domestic and international markets that it serves. Additionally, during the fourth quarter of 2004, Appleton announced a price increase for both rolls and sheets in the domestic and international markets. This increase took effect in the first quarter of 2005.

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

Appleton has also continued to experience the impact of competitive pricing in most segments of its thermal and advanced technical products business from both foreign and domestic producers. However, during the second half of 2003, Appleton was able to successfully implement two price increases for its high volume, low margin point-of-sale products. Two additional price increases in the point-of-sale product line were realized in the second and third quarters of 2004. In addition, a price increase was achieved in the label product line effective as of June 28, 2004 and in the tag product line effective as of November 29, 2004. Appleton also implemented another modest price increase in its point-of-sale product line as of the beginning of the second quarter of 2005.

Over the past few years, Appleton’s management team has developed growth strategies to offset the declining nature of the U.S. carbonless market and its resulting impact on revenue and operating income. Strategies for growth include strengthening and expanding Appleton’s presence in certain growing market segments and broadening its product offerings through acquisitions. In April 2003, Appleton entered the performance packaging segment through its acquisition of C&H Packaging and American Plastics. In December 2003, Appleton added an international presence to its security products segment through the acquisition of BemroseBooth and in January 2005 Appleton added to its packaging business with its acquisition of New England Extrusion. Appleton has evaluated, and will continue to evaluate, opportunities to acquire other companies that will help it achieve its business strategies.

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

On January 11, 2005, Appleton acquired substantially all of the assets of New England Extrusion, Inc. (“NEX”), a privately-held company with its headquarters and a production facility in Turners Falls, Massachusetts and an additional production facility in Milton, Wisconsin. The purchase price for this acquisition totaled approximately $69 million plus certain assumed liabilities. New England Extrusion specializes in the manufacture of single and multilayer polyethylene films for packaging applications. NEX sells its high performance films to converters and end users in the United States and Canada who laminate, print, coat or convert films for flexible packaging applications involving food, personal care, medical and industrial products.

Restructuring and Other Charges. Due to the continued decline in Appleton’s carbonless business, management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, a salaried workforce reduction initiative was implemented in fiscal 2003. The cost of this program, which included severance costs and outplacement services, was $2.6 million for fiscal 2003. Appleton has continued to assess its staffing requirements for its headquarters operations and for its plants and mills. Further reductions occurred throughout fiscal 2004 with severance-related costs totaling $0.4 million in the first quarter of 2004 and $3.0 million for the year. Severance-related costs in the first fiscal quarter of 2005 totaled $3.5 million as a result of staffing reductions at its headquarters’ operations and voluntary severance packages offered to eligible union employees at Appleton’s Roaring Spring and West Carrollton paper mills.

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

Comparison of Results of Operations for the Three-Month Periods Ended April 3, 2005 and April 4, 2004

Net Sales. Net sales for the three months ended April 3, 2005 were $253.0 million, an increase of $2.4 million, or 1.0%, compared to the prior year period. Coated solutions net sales totaled $151.8 million, a decrease of approximately $8.3 million, or 5.2%, from prior year levels. Carbonless volumes decreased 9.3% from an especially strong first quarter in fiscal 2004 but improved pricing, on the strength of price increases implemented in 2004 and early in 2005, offset approximately $4.9 million of the volume shortfall relative to first quarter 2004 levels. The percentage of carbonless shipments to international customers again increased slightly versus the prior year period, which negatively impacted net sales somewhat due to the lower selling price points in the international markets that Appleton services. Thermal and advanced technical products net sales were $50.9 million, a decrease of $1.0 million, or 2.0%, compared to the prior year period, primarily due to a 5.7% volume decrease, which was largely attributable to a significant amount of customer purchases in late 2004 in advance of an announced price increase that depressed first quarter 2005 shipments somewhat. Tag and ticket grades showed growth versus the prior year’s first fiscal quarter, while point-of-sale and label grades, especially in the U.S. domestic market, were off somewhat. Average net selling prices per ton were up versus 2004 for the point-of-sale, label, tag and ticket grades, helping to offset the overall volume decline. Security product sales were $27.1 million in the first quarter of fiscal 2005, a decrease of $0.7 million, or 2.5%, from the first quarter of the prior year. Appleton’s internally developed security products business grew $1.1 million, or 19.4%, versus the prior year period while BemroseBooth sales declined by $1.8 million, or 7.9%, from 2004 first quarter levels. The BemroseBooth sales shortfall relative to 2004 is concentrated primarily in security products sales by its Derby facility and is due to an increasingly competitive marketplace and a general softness in these markets. Performance packaging sales totaled $23.1 million in the first quarter of 2005, increasing $12.4 million, or 116%, over 2004. Of this amount, $12.1 million is attributable to the acquisition of New England Extrusion, which was acquired on January 11, 2005 and for which there were no corresponding 2004 sales included in Appleton’s first quarter 2004 results.

Gross Profit. Gross profit was $61.6 million for the first quarter of fiscal 2005, a decrease of $6.6 million, or 9.7%, compared to the prior year period. The decrease was due to the decline in coated solutions, security and thermal and advanced technical product sales, increased raw material costs, especially for those chemicals tied to oil prices, and unfavorable experience in certain manufacturing cost categories. Coated solutions gross profit decreased by $6.6 million compared to 2004 results, due primarily to lower volumes, higher raw material costs and unfavorable manufacturing performance. Thermal and advanced technical products contributed $1.6 million less in the first quarter of 2005 than in the first quarter of 2004 due to decreased sales volumes and increased manufacturing costs. Gross profit on security products decreased by $0.4 million due to lower sales volumes at BemroseBooth and higher manufacturing costs experienced by Appleton’s U.S. security products business. Gross profit in the packaging segment increased by $2.0 million over the first quarter of fiscal 2004 with the increase mainly attributable to the acquisition of NEX. Total gross profit margin was 24.3% for the first quarter of fiscal 2005 as compared to 27.2% for the first quarter of fiscal 2004. The decrease in gross profit margin reflects the decline in carbonless and thermal profitability caused by competitive factors and increased manufacturing costs as well as the ongoing shift in the mix of Appleton’s businesses attributable to the growth in the thermal and advanced technical products business and Appleton’s recent acquisitions.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter of fiscal 2005 were $50.8 million, an increase of $1.0 million, or 2.0%, compared to the prior year period. Distribution costs for the first quarter of fiscal 2005 increased by $0.4 million, or 2.8%, compared to the prior year period due to the addition of the NEX business, increased fuel costs and the effects of the new transportation industry “hours of service” regulations, partially offset by lower carbonless and thermal sales volumes. Expenses in non-burden departments increased $2.0 million, or 6.6%, over first quarter 2004 levels due to the NEX acquisition, new product development efforts at BemroseBooth and modest increases spread across the coated solutions, thermal and advanced technical products and performance packaging segments. Amortization expense decreased by $0.5 million from the prior year period due to a reduction in intangible asset values based on the accounting treatment given to certain tax refunds.

Restructuring and Other Charges. During the first quarter of fiscal 2005, Appleton recognized employee termination costs of $3.5 million versus only $0.4 million in the comparable 2004 period. The 2005 results reflects the cost of staffing reductions at its headquarters’ operations and voluntary severance packages offered to eligible union employees at Appleton’s Roaring Spring and West Carrollton paper mills.

Operating Income. Operating income for the first quarter of fiscal 2005 was $7.2 million, a decrease of $10.6 million, or 59.5%, compared to the prior year period. Operating income as a percentage of net sales for the first quarter of fiscal 2005 was 2.9% as compared to 7.1% of net sales for the prior year period. Coated solutions operating income for the first quarter of fiscal 2005 decreased $4.4 million compared to the prior year period primarily due to carbonless volume and gross profit declines. Thermal and advanced technical products operating income for the first quarter of fiscal 2005 decreased $1.1 million compared to the prior year period. The favorable effects of improved selling prices were offset by lower sales volumes, higher raw material purchase prices and unfavorable experience in other manufacturing cost categories. Appleton’s security products segment experienced a $1.0 million increase in its operating loss as compared to the prior year period. The U.S. security business experienced higher manufacturing costs compared to first quarter 2004 while BemroseBooth recorded an increase in its first quarter operating loss versus first quarter 2004 largely due to a decline in sales. The performance packaging segment’s operating income for the first quarter of fiscal 2005 increased by $0.6 million compared to the prior year period, primarily due to the acquisition of NEX, which was partially offset by modest declines in the remaining packaging businesses due to a general softness in the market. Business development and other unallocated costs were $4.7 million higher than the prior year period, a function of the increase in employee termination costs and higher levels of spending on research and technology development.

Interest Expense. Interest expense for the first quarter of fiscal 2005 was $12.3 million, a decrease of $1.4 million compared to the prior year period. The major components of interest expense are detailed in the table below. The most notable changes in comparing the first quarters of fiscal 2004 and 2005 are the elimination of interest on the deferred payment obligation, following the settlement of this obligation in conjunction with Appleton’s refinancing in June 2004, and the addition of a new series of senior notes. Interest on term loans increased from 2004 levels as the refinancing created a net addition to Appleton’s bank debt. Interest on the senior subordinated notes decreased based on both the lower interest rate and the reduction in the amount of senior subordinated debt achieved by the refinancing.

Interest Expense
	First Fiscal Quarter
	2005	2004
	(dollars in millions)
Interest expense—term loans	$3.0	$1.5
Interest expense—senior notes	3.8	—
Interest expense—senior subordinated notes	4.1	6.4
Interest expense—deferred debt expense	0.4	0.9
Interest expense—deferred payment obligation	—	4.3
Interest expense—Fox River accretion	0.3	0.3
Interest expense—other	0.7	0.3

Total interest expense	$12.3	$13.7

Interest Income. Interest income for the first quarter of fiscal 2005 was $0.2 million, a decrease of $1.0 million from the prior year period. The 2004 figure was entirely attributable to interest realized from federal and state income tax refunds, which were not repeated in the first quarter of 2005.

Foreign Exchange Loss. A foreign exchange loss of $0.2 million was recognized in the first quarter of fiscal 2005 as well as in the first quarter of 2004. The loss for the first quarter of 2005 is primarily due to losses recognized on intercompany transactions with BemroseBooth. The foreign exchange loss for the first quarter of fiscal 2004 was attributable to relative weakness in the Canadian dollar during much of the first quarter, as well as a loss recognized on an inter-company loan between Appleton and its U.K. subsidiary.

Benefit for Income Taxes. In connection with the acquisition of Appleton Papers, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. income tax liability and minimal state income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Appleton’s Canadian subsidiary and BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries. As a result, Appleton will incur a foreign tax liability. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If Appleton sells a material portion of its assets in the future, Appleton could be subject to a significant tax liability.

An income tax benefit of $0.8 million was recognized in the first quarter of fiscal 2005 as compared to an income tax benefit of $0.3 million in the prior year period. The benefit in both years is primarily attributable to the net loss position of BemroseBooth through the first quarter of each year, though the first quarter 2005 amount includes an approximately $0.1 million tax provision relating to NEX.

Net (Loss) Income. A net loss of $4.3 million was recorded for the first quarter of fiscal 2005 versus net income for the first quarter of fiscal 2004 of $5.5 million. Major factors include the $6.6 million decrease in gross profit, on lower volumes and increased manufacturing costs, and the $3.1 million in additional severance costs incurred in 2005.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities for the first quarter of fiscal 2005 was $11.5 million. Depreciation and amortization charges totaled $19.8 million during this period, a decrease of $0.1 million from the prior year period. Non-cash employer matching contributions to the KSOP during the quarter amounted to $2.4 million. A net increase in working capital for the first quarter of fiscal 2005 utilized $4.4 million of operating cash. Inventories increased by $11.2 million. Raw material and finished goods inventories in Appleton’s core businesses increased by a total of $8.3 million as inventories were being built back up to planned levels. Inventories at BemroseBooth increased $3.2 million, reflecting the expected build from the seasonal low at the end of the prior year. Collections on outstanding accounts receivable generated $11.0 million of operating cash. Accounts payable and other accrued liabilities decreased by $5.8 million due to decreases in accrued payroll, accrued discounts, accrued insurance and other accrued taxes.

Net cash provided by operating activities for the first quarter of fiscal 2004 was $25.0 million. Depreciation and amortization charges totaled $20.0 million during this period, an increase of $2.6 million from the prior year period, which was primarily due to the 2003 acquisitions. Non-cash employer matching contributions to the KSOP during the quarter amounted to $1.9 million. Accretion of the deferred payment obligation and capital lease obligations and other liabilities was $4.7 million. A net increase in working capital for the first quarter of fiscal 2004 utilized $10.0 million of operating cash. Inventories increased by $3.9 million. Raw material and work-in-process inventories at C&H Packaging increased by a total of $1.0 million after reaching their seasonal low point at the end of 2003. Inventories at BemroseBooth increased $3.0 million, also reflecting the expected build from the seasonal low at the end of the prior year. Accounts payable and other accrued liabilities decreased by $5.1 million due to decreases in accrued payroll and accrued discounts.

Cash Flows from Investing Activities. Net cash used by investing activities was $77.4 million for the first quarter of fiscal 2005, $8.5 million of which represented capital project spending. An additional $68.9 million related to costs directly associated with Appleton’s January 2005 acquisition of New England Extrusion.

Net cash used by investing activities was $8.2 million for the first quarter of fiscal 2004, $7.2 million of which represented capital project spending. Of this amount, spending on projects approved in fiscal 2003 amounted to more than $5.0 million. An additional $1.0 million related to costs directly associated with Appleton’s fiscal 2003 acquisitions.

Cash Flows from Financing Activities. Appleton completed a voluntary refinancing of its debt on June 11, 2004. Principal components of the refinancing included a new senior credit facility, a series of senior notes and a new series of senior subordinated notes. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which was initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Mandatory principal payments of $625,000 are due quarterly with the remaining balance due June 11, 2010. The new senior credit facility also includes a five-year, $125 million revolving credit facility.

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

Net cash provided by financing activities was $10.5 million for the first quarter of fiscal 2005. Appleton made mandatory repayments of $0.6 million on its term loans and payments of $23.5 million against the $30.0 million borrowing under Appleton’s revolving line of credit, which had originated in connection with the January 2005 acquisition of NEX. Proceeds from the issuance of Paperweight Development redeemable common stock totaled $4.4 million during the quarter. Payments to redeem Paperweight Development common stock totaled $0.2 million in the first fiscal quarter of 2005 as well as in the first quarter of 2004. As described in the restated Risk Factor (following Part I, Item 4, below) and in Note 13 of Notes to Condensed Consolidated Financial Statements, Appleton currently expects that, in order to comply with its financial covenants, some of its required ESOP share repurchases throughout the remainder of fiscal 2005 will be made on an installment basis, as permitted under the terms of the ESOP. Appleton projects that in the second fiscal quarter of 2005 requests for stock redemptions will total $11.0 million, of which $8.3 million will be paid in five equal annual installments, beginning in the second fiscal quarter of 2005.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the entity’s activities. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R applies immediately for Appleton for variable interest entities created after December 31, 2003, and applies for the first reporting period beginning after December 15, 2004 to variable interest entities in which an enterprise holds a variable interest that was acquired before January 1, 2004. Based upon management’s evaluation of FIN 46R, Appleton’s adoption did not have a material effect on the consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). This standard is effective for nonmonetary asset exchanges made by Appleton beginning in 2006 and is not expected to have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) in its first quarter of its next fiscal year. The Company is currently evaluating the potential effects of this standard on its stock compensation arrangements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding Appleton’s quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K dated March 24, 2005 (Reg. No. 333-82084). There have been no material changes in Appleton’s quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4—Controls and Procedures

Appleton and Paperweight Development maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrants in the reports filed by the registrants under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The registrants carried out an evaluation, under the supervision and with the participation of their management, including the principal executive officer and principal financial officer of each of the registrants, of the effectiveness of the design and operation of their disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer of both of the registrants concluded that their disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in the registrants’ internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of Appleton’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under the heading “Risk Factors” in Appleton’s Annual Report on Form 10-K dated March 24, 2005, which factors are incorporated herein by reference and as updated below. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Paperweight Development’s legal obligations to repurchase common stock from employees terminating their participation in the ESOP may lead to a default under the agreements governing our indebtedness, including the notes.

It may be necessary for us to make significant distributions to Paperweight Development in order for it to satisfy its share repurchase obligations to former employees who are participants in the ESOP under the Employee Retirement Income Savings Act of 1974, or ERISA, and the terms of the ESOP. Paperweight Development incurs obligations to ESOP participants when they retire or otherwise terminate employment to repurchase shares of Paperweight Development. The ESOP allows Paperweight Development to satisfy its share repurchase obligations by installment payments. For repurchases in 2002, 2003 and 2004, Paperweight Development completed share repurchases from former employees by single payments. Because the amount of our repurchase obligation is based on individual elections made by former employees and the deadline for the second of two election periods for 2005 does not expire until October 31, 2005, it is difficult for us to accurately estimate the ultimate amount of the repurchase obligation for 2005. However, based on the actual amount of April 30 elections, our assumptions concerning the October 31 elections, our current and projected financial results and the current and projected results of our financial covenant tests, in order to ensure we comply with our financial covenants, we expect to pay for some shares repurchased in 2005 by installments, in accordance with the terms of the ESOP.

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

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Effective January 4, 2005, Paperweight Development Corp. sold approximately 269,843 shares of its common stock to the Company Stock Fund of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan, or KSOP. The Company Stock Fund acquired the shares with payroll deductions deferred to the Company Stock Fund during the period from July 5, 2004 to January 1, 2005 by employees of Appleton who are participants in the KSOP. The aggregate offering price was approximately $4,431,205. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended, and the no-action letter issued by the Securities and Exchange Commission to Paperweight Development and Appleton dated July 3, 2001.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 6—Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Mark R. Richards, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Mark R. Richards, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Statement of Mark R. Richards, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Statement of Mark R. Richards, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Statement of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC.

(Registrant)

Date: May 18, 2005	/S/ DALE E. PARKER

Dale E. Parker
Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.

(Registrant)

Date: May 18, 2005	/S/ DALE E. PARKER

Dale E. Parker
Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)