Form 10-Q
period 2005-07-03
PAPERWEIGHT DEVELOPMENT CORP; APPLETON PAPERS INC/WI
filed 2005-08-16
CIK 1166365, 1144326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 3, 2005

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

Registrants’ telephone number, including area code: (920) 734-9841

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

As of August 15, 2005, 11,807,237 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of August 15, 2005, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	July 3, 2005	January 1, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,316	$69,938
Accounts receivable, less allowance for doubtful accounts of $2,411 and $3,437, respectively	120,973	129,754
Inventories	152,516	128,914
Other current assets	14,082	14,715

Total current assets	309,887	343,321
Property, plant and equipment, net of accumulated depreciation of $220,296 and $187,317, respectively	482,564	488,667
Goodwill	77,595	52,817
Intangible assets, net	112,489	99,247
Environmental indemnification receivable	67,773	71,664
Other assets	17,438	18,723

Total assets	$1,067,746	$1,074,439

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$2,457	$2,500
Accounts payable	85,607	62,498
Accrued interest expense	2,803	2,677
Restructuring reserve	6,689	5,478
Other accrued liabilities	70,968	78,900

Total current liabilities	168,524	152,053
Senior secured notes payable	236,543	246,250
Revolving line of credit	—	—
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	2,832	3,052
Postretirement benefits other than pension	59,824	61,128
Accrued pension	49,086	47,377
Accrued income taxes	684	4,952
Environmental liability	92,103	95,294
Other long-term liabilities	4,705	5,181
Senior notes payable	185,000	185,000
Senior subordinated notes payable	157,000	157,000
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,810,942 and 11,647,005, respectively	169,578	159,329
Accumulated deficit	(48,372)	(37,202)
Accumulated other comprehensive loss	(18,411)	(13,625)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,067,746	$1,074,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended July 3, 2005	Three Months Ended July 4, 2004	Six Months Ended July 3, 2005	Six Months Ended July 4, 2004
Net sales	$262,002	$233,590	$515,010	$484,172
Cost of sales	196,671	176,003	387,520	358,425

Gross profit	65,331	57,587	127,490	125,747
Selling, general and administrative expenses	53,175	49,759	104,611	99,627
Restructuring and other charges	871	416	4,352	829

Operating income	11,285	7,412	18,527	25,291
Other expense (income)
Interest expense	12,302	12,832	24,558	26,538
Debt extinguishment expenses	—	30,779	—	30,779
Interest income	(207)	(245)	(417)	(1,447)
Foreign exchange loss	360	754	605	942

Loss before income taxes	(1,170)	(36,708)	(6,219)	(31,521)
Benefit for income taxes	(175)	(835)	(941)	(1,159)

Net loss	$(995)	$(35,873)	$(5,278)	$(30,362)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

(unaudited)

(dollars in thousands)

	July 3, 2005	July 4, 2004
Cash flows from operating activities:
Net loss	$(5,278)	$(30,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	35,524	34,526
Amortization of intangible assets	5,144	5,198
Amortization of financing fees	799	1,475
Employer 401(k) noncash matching contributions	4,064	3,890
Foreign exchange loss	605	942
Loss on disposals of equipment	473	168
Accretion of deferred payment and capital lease obligations	115	7,655
Accretion of environmental liability	700	659
Debt extinguishment expenses	—	4,596
Discount on repayment of deferred payment obligation	—	(13,200)
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	5,009	5,607
Inventories	(18,701)	(10,842)
Other current assets	461	(929)
Accounts payable and other accrued liabilities	8,007	3,055
Restructuring reserve	1,211	(1,024)
Accrued income taxes	(2,054)	(2,371)
Accrued pension	3,005	1,632
Other, net	(1,447)	6,847

Net cash provided by operating activities	37,637	17,522
Cash flows from investing activities:
Proceeds from sale of equipment	15	260
Acquisition of businesses	(68,827)	(990)
Additions to property, plant and equipment	(18,467)	(14,707)

Net cash used by investing activities	(87,279)	(15,437)
Cash flows from financing activities:
Payments of senior secured notes payable	(9,750)	(166,752)
Proceeds from senior secured notes payable	—	250,000
Payments of senior subordinated notes payable	—	(192,958)
Proceeds from senior notes payable	—	185,000
Proceeds from senior subordinated notes payable	—	150,000
Payment of deferred payment obligation	—	(167,067)
Debt acquisition costs	—	(12,258)
Payments relating to capital lease obligation	(335)	(335)
Proceeds from revolving line of credit	40,000	—
Payments of revolving line of credit	(40,000)	(10,000)
Proceeds from issuance of redeemable common stock	9,855	4,236
Payments to redeem common stock	(5,132)	(17,412)
Increase in cash overdraft	7,357	1,416

Net cash provided by financing activities	1,995	23,870
Effect of foreign exchange rate changes on cash and cash equivalents	25	124
Change in cash and cash equivalents	(47,622)	26,079
Cash and cash equivalents at beginning of period	69,938	29,682

Cash and cash equivalents at end of period	$22,316	$55,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT,

ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE (LOSS) INCOME

FOR THE SIX MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss
	Shares Outstanding	Amount
Balance, January 1, 2005	11,647,005	$159,329	$(37,202)	$(13,625)
Comprehensive loss:
Net loss	—	—	(5,278)	—	$(5,278)
Foreign currency translation adjustment	—	—		(4,798)	(4,798)
Realized and unrealized gains on derivatives	—	—	—	12	12

Total comprehensive loss					$(10,064)

Issuance of redeemable common stock	358,610	9,489	—	—
Redemption of redeemable common stock	(194,673)	(5,132)	—	—
Accretion of redeemable common stock	—	5,892	(5,892)	—

Balance, July 3, 2005	11,810,942	$169,578	$(48,372)	$(18,411)

Balance, January 3, 2004	12,124,778	$158,279	$(3,587)	$(10,438)
Comprehensive loss:
Net loss	—	—	(30,362)	—	$(30,362)
Foreign currency translation adjustment	—	—		1,224	1,224
Realized and unrealized gains on derivatives	—	—	—	532	532

Total comprehensive loss					$(28,606)

Issuance of redeemable common stock	347,937	8,126	—	—
Redemption of redeemable common stock	(745,131)	(17,412)	—	—
Accretion of redeemable common stock	—	14,302	(14,302)	—

Balance, July 4, 2004	11,727,584	$163,295	$(48,251)	$(8,682)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the six months ended July 3, 2005 and July 4, 2004, cash flows for the six months ended July 3, 2005 and July 4, 2004 and financial position at July 3, 2005 have been made. All adjustments made were of a normal recurring nature.

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

On January 11, 2005, the Company acquired New England Extrusion (Turners Falls, Massachusetts, and Milton, Wisconsin), a company that produces single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high barrier coextruded films American Plastics produces. By sharing their capabilities, American Plastics and New England Extrusion will be able to expand their abilities to design and produce film products with customer-specified properties. Simultaneously with the acquisition, New England Extrusion became a guarantor under the senior credit facility, the senior notes and senior subordinated notes. The purchase price for this acquisition was approximately $68.8 million including the assumption of certain liabilities. It was financed with cash from operations supplemented with borrowings under the revolving credit portion of the Company’s senior credit facility. The Company is obtaining an independent appraisal to allocate the purchase price to the acquired net assets. Preliminary purchase price allocations have been made. The excess of the purchase price over the estimated fair value of the acquired net assets has been allocated to goodwill. The Company expects that this appraisal, and the allocation of the purchase price, will be completed during fiscal 2005; however, during the second quarter, the Company adjusted its original purchase price allocation based on its preliminary appraisal by increasing the values assigned to identifiable intangibles by approximately $21.3 million, with a corresponding reduction to goodwill of the same amount. Intangible amortization of approximately $0.8 million was recognized for the six months ended July 3, 2005. Goodwill of approximately $26.8 million was assigned to the Company’s performance packaging business unit. New England Extrusion has been included in the Company’s consolidated financial statements since the date of the acquisition.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The following table summarizes the estimated fair values of the assets acquired and liabilities assumed excluding cash acquired (dollars in thousands):

Current assets	$8,756
Property, plant and equipment	13,941
Intangible assets	21,250
Goodwill	26,846

Total assets acquired	$70,793

Current liabilities	$1,966

Total liabilities assumed	$1,966

Net assets acquired	$68,827

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisition of New England Extrusion had been completed on January 4, 2004. The pro forma data gives effect to actual operating results prior to the acquisition and makes the necessary adjustments to cost of sales, selling, general and administrative expenses, interest expense, amortization, depreciation and income taxes. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 4, 2004 or that may be obtained in the future (dollars in thousands):

	For the Six Months Ended July 3, 2005	For the Six Months Ended July 4, 2004
Net sales	$516,170	$509,124
Net loss	$(5,211)	$(29,686)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized, however, they must be tested for impairment annually. Amortization will continue to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the six-month period ended July 3, 2005 are as follows (dollars in thousands):

	Coated Solutions	Thermal and Advanced Technical Products	Security	Performance Packaging	Total
Balance as of January 1, 2005	$—	$—	$29,286	$23,531	$52,817
Goodwill from business acquisitions	—	—	—	26,846	26,846
Currency translation	—	—	(2,068)	—	(2,068)

Balance as of July 3, 2005	$—	$—	$27,218	$50,377	$77,595

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of July 3, 2005		As of January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$56,807	$10,811	$55,879	$9,398
Patents	33,037	20,458	32,678	18,162
Customer relationships	30,999	2,757	13,799	1,828
Non-compete agreements	2,375	1,151	1,983	645

Total	$123,218	$35,177	$104,339	$30,033

Unamortizable intangible assets:
Trademarks	$24,448		$24,941

Of the $147.7 million of acquired intangible assets, $81.2 million was assigned to registered trademarks. Trademarks of $47.7 million related to carbonless paper and $9.1 million related to Appleton’s acquisition companies are being amortized over their estimated useful life of 20 years, while the remaining $24.4 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements. Amortization expense for the three and six months ended July 3, 2005 approximated $2.9 million and $5.1 million, respectively. Amortization expense for the three and six months ended July 4, 2004 approximated $2.5 million and $5.2 million, respectively.

As of July 3, 2005, the Company reduced its income tax reserve by $2.2 million. As this portion of the reserve was related to certain tax contingencies existing prior to the November 9, 2001 acquisition, the reduction was recorded as a purchase price adjustment via a decrease to long-lived intangible assets.

4.	RESTRUCTURING AND OTHER CHARGES

In order to position itself for long-term growth, the Company reduced salaried employment by 46 employees during fiscal 2003, 41 employees during fiscal 2004 and an additional 64 employees during the first half of 2005. These reductions included positions at the corporate headquarters as well as the plant, mill and acquisition sites. As a result, the Company took a charge of $4.3 million during the first six months of 2005, $3.0 million during fiscal 2004 and $2.6 million during fiscal 2003 for employment termination benefits. During the first two quarters of 2005, the Company paid out $2.3 million related to these employment termination benefits, liabilities for which were incurred in 2005, 2004 and 2003. During 2004, the Company paid out $2.3 million related to these employment termination benefits, liabilities for which were incurred in 2004 and 2003.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the third quarter of 1999, Appleton announced plans to close the Newton Falls mill in 2000 and the Harrisburg plant in 2001. In the third quarter of 2000, Appleton ceased operations at the Newton Falls mill and permanently closed the mill during the third quarter of 2001. Appleton sold its Harrisburg plant in August 2001. In 1999, the Company committed to exiting its New York distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007. The $0.8 million reduction to the distribution center exit cost reserve represents 2005 lease payments, net of sublease income, for this distribution center.

The table below summarizes the components of the restructuring reserve included on the consolidated balance sheets at July 3, 2005 and January 1, 2005 (dollars in thousands):

	January 1, 2005 Reserve	2005 Reserve Additions	2005 Charges to Reserve	July 3, 2005 Reserve
Distribution center exit costs	$3,205	$—	$(844)	$2,361
Employee termination benefits	2,273	4,352	(2,297)	4,328

	$5,478	$4,352	$(3,141)	$6,689

5.	INVENTORIES

Inventories consist of the following (dollars in thousands):

	July 3, 2005	January 1, 2005
Finished goods	$78,821	$66,351
Raw materials, work in process and supplies	74,526	63,394

Total cost	153,347	129,745
Excess cost over LIFO cost	(831)	(831)

	$152,516	$128,914

Stores and spare parts inventory balances of $22.0 million at July 3, 2005 and $21.2 million at January 1, 2005 are valued at average cost and included on the raw materials, work in process and supplies line. Inventories valued using the FIFO method approximate 19% of the Company’s total inventory balance at July 3, 2005 and 13% at January 1, 2005.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	July 3, 2005	January 1, 2005
Land and improvements	$10,150	$9,526
Buildings and improvements	101,320	94,157
Machinery and equipment	521,829	510,468
Software	32,355	29,960
Capital lease	4,764	4,764
Construction in progress	32,442	27,109

	702,860	675,984
Accumulated depreciation/amortization	(220,296)	(187,317)

	$482,564	$488,667

Depreciation expense for the three months ended July 3, 2005 and July 4, 2004 approximated $17.9 million and $17.2 million, respectively. Depreciation expense for the six months ended July 3, 2005 and July 4, 2004 approximated $35.5 million and $34.5 million, respectively. Depreciation expense of approximately $15.2 million and $14.3 million for the three months ended July 3, 2005 and July 4, 2004, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $30.2 million and $28.7 million for the six months ended July 3, 2005 and July 4, 2004, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $2.7 million and $2.9 million for the three months ended July 3, 2005 and July 4, 2004, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses. Depreciation expense of approximately $5.3 million and $5.8 million for the six months ended July 3, 2005 and July 4, 2004, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses.

7.	OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	July 3, 2005	January 1, 2005
Deferred debt issuance costs	$11,902	$12,701
Other	5,536	6,022

	$17,438	$18,723

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (dollars in thousands):

	July 3, 2005	January 1, 2005
Payroll	$15,885	$14,399
Trade discounts	21,224	24,786
Workers’ compensation	4,049	4,437
Accrued insurance	775	1,288
Other accrued taxes	3,170	4,884
Postretirement benefits other than pension	3,825	3,825
Fox River liabilities	6,135	6,135
Other	15,905	19,146

	$70,968	$78,900

9.	NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) in its first quarter of its next fiscal year. The Company is currently evaluating the potential effects of this standard on its equity-based compensation arrangements.

10.	PENSION BENEFITS

The Company has various defined benefit pension plans and a defined contribution pension plan. The components of the corresponding net periodic pension cost include the following (dollars in thousands):

Pension Benefits	For the Three Months Ended July 3, 2005	For the Three Months Ended July 4, 2004	For the Six Months Ended July 3, 2005	For the Six Months Ended July 4, 2004
Net periodic benefit cost
Service cost	$1,946	$1,767	$3,892	$3,533
Interest cost	5,080	5,772	10,190	9,418
Expected return on plan assets	(5,511)	(6,462)	(11,054)	(10,731)
Amortization of
Prior service cost	54	2	108	4
Actuarial loss	423	191	846	382

Net periodic benefit cost	$1,992	$1,270	$3,982	$2,606

Appleton expects to contribute $6 million to its pension plan in fiscal 2005 for plan year 2004.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended July 3, 2005	For the Three Months Ended July 4, 2004	For the Six Months Ended July 3, 2005	For the Six Months Ended July 4, 2004
Net periodic benefit cost
Service cost	$209	$287	$418	$574
Interest cost	776	1,070	1,552	2,140
Amortization of
Prior service cost	(516)	—	(1,032)	—
Actuarial loss	20	—	40	—

Net periodic benefit cost	$489	$1,357	$978	$2,714

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. If the impact of the subsidy was not considered, the projected 2005 benefit cost for Appleton’s postretirement benefit plans, for the same three- and six-month periods of 2005, would be as follows (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended July 3, 2005	For the Six Months Ended July 3, 2005
Net periodic benefit cost
Service cost	$209	$418
Interest cost	835	1,670
Amortization of
Prior service cost	(516)	(1,032)
Actuarial loss	81	162

Net periodic benefit cost	$609	$1,218

12.	COMMITMENTS AND CONTINGENCIES

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton entered into a consent decree on December 10, 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes, which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the consent decree, Appleton and NCR agreed to provide up to $41.5 million over a period of four years, to a maximum of $10.4 million per year, for interim restoration and remediation efforts directed by the IGP. Appleton and NCR will each pay approximately half of the amounts paid under the consent decree. Through July 3, 2005, Appleton has paid approximately $21.5 million under the consent decree. Under the consent decree, the IGP agree not to sue or take administrative action against Appleton and NCR during the four-year period, including pursuant to any claims that could be made as a result of the issuance of the RODs. The consent decree does not constitute a final settlement with the IGP or provide protection against future claims against Appleton and NCR. However, under the decree, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended for restoration and remediation of the Lower Fox River during the interim period, including pursuant to any claims that could be made as a result of the issuance of the RODs. Appleton recorded a charge of $19.2 million for its discounted share of the arrangement during the first quarter of 2001. At July 3, 2005 this liability approximated $1.4 million.

A precise estimate of Appleton’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of federal and state NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of remediation and NRD costs relative to the other PRPs. However, the issuance of the RODs and the beginning of remediation activities in the first segment of the Lower Fox River greatly reduce the uncertainty about the remedy that will be implemented in the Lower Fox River and provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability. At January 1, 2005 this reserve approximated $101.4 million. During the first half of 2005, the total reserve was accreted by $3.3 million while payments against the reserve totaled $6.5 million. This resulted in a remaining reserve of $98.2 million as of July 3, 2005, of which $6.1 million is recorded in other accrued liabilities and $92.1 million is recorded as an environmental liability.

As part of the November 9, 2001 acquisition, Arjo Wiggins Appleton (“AWA”), the former parent of Appleton, agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. At July 3, 2005, the total indemnification receivable from AWA is $73.9 million, of which, $6.1 million is recorded in other current assets and $67.8 million is recorded as an environmental indemnification receivable. The $24.3 million difference between the reserve and the indemnification receivable represents the discounted share of Lower Fox River costs for which Appleton is responsible. The $21.0 million charge was recorded against earnings in 2002 and has accreted to $24.3 million through July 3, 2005. This discounted share was calculated using a discount rate of 6.0%. This $21.0 million amount will accrete to $25.0 million by the end of 2005.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the indemnification receivable/environmental liability is below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability
Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)
Accretion of Lower Fox River environmental liability	—	(747)
Fair market valuation of AWA indemnification receivable and the Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	$20,380	$(20,380)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)
Establishment of reserve for Appleton’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)
Payments made for indemnification receivable/environmental liability	(14,077)	14,077
Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	$73,501	$(94,518)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)
Payments made for indemnification receivable/environmental liability	(6,867)	6,867
Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	$86,797	$(109,096)
Payments made for indemnification receivable/environmental liability	(14,522)	14,522
Accretion of Lower Fox River indemnification receivable/environmental liability	5,523	(6,854)

Balance, January 1, 2005	$77,798	$(101,428)
Payments made for indemnification receivable/environmental liability	(6,547)	6,547
Accretion of Lower Fox River indemnification receivable/environmental liability	2,657	(3,357)

Balance, July 3, 2005	$73,908	$(98,238)

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, Appleton believes that it could be necessary to undertake remedial action in the future, although Appleton is currently under no obligation to do so. Appleton has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments is expected to involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment, including sediment in the Great Miami River. The cost for remedial action–including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River–was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

In addition, in April 2005, eleven local residents who allegedly live (or have lived) near the wastewater treatment plant of the mill and two former mill employees (and one of their spouses) have filed lawsuits in Montgomery County, Ohio court alleging that Appleton has released and continues to release hazardous substances from the mill, including PCBs, dioxins and fluorochemicals, which allegedly caused injury to the plaintiffs and/or damage to their property. The lawsuits have been removed to the United States District Court for the Southern District of Ohio. The local resident plaintiffs have requested that the court certify the matter as a class action. The plaintiffs request compensatory and punitive damages, remediation and other relief. The Company intends to vigorously defend itself against these claims.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation, and Appleton’s share of these remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the acquisition of the Company by the ESOP in 2001, AWA agreed to indemnify the Company for certain environmental liabilities. In addition, the former owner and operator of the West Carrollton mill, under the terms of the acquisition documents related to Appleton’s purchase of the mill, agreed to indemnify Appleton for liabilities relating to the former owner’s ownership of the mill. The Company intends to pursue any rights to indemnification or other recovery it may have for remediation or other liabilities relating to the above-described matters. Other than the PCB contamination in the area of the wastewater impoundments, there are no other known material liabilities with respect to environmental issues at the West Carrollton mill.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the agreements providing for the new senior credit facility, the $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and the $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014 restrict Appleton’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may supersede the terms of the senior credit and note agreements. During the first half of 2005, distributions to former participants were made using the five equal annual installments option.

Appleton’s matching contributions charged to expense amounted to $1.7 million and $2.0 for the three months ended July 3, 2005 and July 4, 2004, respectively, all of which were deposited into the Company Stock Fund. Appleton’s matching contributions charged to expense for the six months ended July 3, 2005 and July 4, 2004 were $4.1 million and $3.9 million, respectively, all of which were deposited into the Company Stock Fund. As a result of hardship withdrawals, diversification and employee terminations, 194,673 shares of PDC redeemable common stock were repurchased during the first six months of 2005 at an aggregate price of $5.1 million. During the same period, the ESOP trustee purchased 205,808 shares of PDC redeemable common stock for an aggregate price of $5.4 million from pre-tax deferrals, rollovers and loan payments made by employees during the first half of 2005, while Appleton’s matching deferrals over this same period resulted in an additional 152,802 shares of redeemable common stock being issued. During the first half of 2005, the Company also received the cash proceeds from pre-tax deferrals, rollovers and loan payments made by employees during the second half of 2004, for which, redeemable common stock was issued as of January 1, 2005. During the first six months of 2004, the ESOP trustee purchased PDC redeemable common stock for an aggregate price of $4.2 million, also from pre-tax deferrals, rollovers and loan payments made by employees.

In accordance with EITF Topic D-98, redeemable equity securities are required to be accreted (i.e., increased) so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of July 3, 2005. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The Company accreted the redeemable common stock by $5.9 million for the six months ended July 3, 2005. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $310 million was determined. The redeemable common stock recorded book value as of July 3, 2005 was $170 million, which leaves a remaining unrecognized liability to be accreted of approximately $140 million. The fair value of the redeemable common stock is determined by an independent, third party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. The interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments (if any), as of the first quarter and third quarter of each year, will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	July 3, 2005	January 1, 2005
Senior secured variable rate note payable at LIBOR plus 2.25%, $604 due quarterly with $114,068 due March 31, 2010 and $114,068 due June 11, 2010	$239,000	$248,750
Revolving line of credit at LIBOR plus 2.5%	—	—

	239,000	248,750
Less obligations due within one year	(2,457)	(2,500)

	236,543	246,250
Unsecured variable rate industrial development bonds, 2.5% average interest rate at July 3, 2005, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior notes payable at 8.125%, due June 15, 2011	185,000	185,000
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000
Senior subordinated notes payable at 12.5%, due December 15, 2008	7,000	7,000

On June 11, 2004 Appleton completed a voluntary refinancing of its debt. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Mandatory principal payments of $603,535 (after recognizing an adjustment for the optional prepayment made in the second quarter of 2005) are due quarterly with the remaining balance due in equal payments on March 31, 2010 and June 11, 2010. The new senior credit facility also includes a five-year, $125 million revolving credit facility. The new senior credit facility contains covenants under which certain minimum leverage and coverage ratios must be met. As part of the 2004 refinancing, Appleton also issued $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under its former senior credit facility, plus interest, consisting of senior secured variable rate notes of $14.0 million and $130.7 million. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and the senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million in aggregate principal amount outstanding of the 12.5% Senior Subordinated Notes due 2008 and the Deferred Payment Obligation incurred in connection with the purchase of Appleton from AWA. The Deferred Payment Obligation, which was due May 8, 2010, had accreted at 10% per annum to $180.3 million as of June 11, 2004. AWA discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The new senior credit facility is unconditionally guaranteed by Paperweight Development Corp. and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior notes and senior subordinated notes are unconditionally guaranteed by Paperweight Development Corp., WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., Appleton Steam Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and New England Extrusion Inc. As a result of the 2004 refinancing, $4.6 million of deferred debt issuance costs were written off. A premium of $37.2 million was also paid in conjunction with the repurchase of the 12.5% Senior Subordinated Notes. Related fees of $2.2 million were also incurred. These total costs of $44.0 million, less the $13.2 million discount discussed above, were recorded as debt extinguishment expense.

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

During the first half of 2005, Appleton made mandatory debt repayments totaling $1,250,000, plus interest, and a voluntary debt repayment of $8.5 million, plus interest, on its new senior credit facility.

In conjunction with the acquisition of New England Extrusion in January 2005, Appleton borrowed $30.0 million against the $125 million revolving credit facility. During the remainder of the first half of 2005, Appleton borrowed an additional $10.0 million against the revolving credit facility. During the course of this six-month period, Appleton repaid the entire $40.0 million and thus at July 3, 2005 carried no unpaid balance on the revolving credit facility.

At July 3, 2005 there was approximately $106.8 million of unused borrowing capacity under the $125 million revolving credit facility for working capital and other corporate purposes. Approximately $18.2 million of the new revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.5% per annum is assessed on unused borrowing capacity.

The six-month LIBOR rate at July 3, 2005 was 3.7%.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The senior subordinated notes due in 2008, the senior notes due in 2011 and the senior subordinated notes due 2014 are unsecured obligations of API, ranking subordinate in right of payment to all senior debt of API, and are unconditionally, jointly and severally guaranteed by PDC and WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Limited and New England Extrusion Inc. (see Note 16 “Guarantor Financial Information”). Interest on the senior subordinated notes is payable semi-annually in June and December of each year.

The senior subordinated notes due in 2008 will not be redeemable at API’s option prior to December 15, 2005. On or after December 15, 2005, API may redeem during the 12-month period beginning on December 15 of the applicable year all or a part of the senior subordinated notes at the redemption prices of 106.25% in 2005, 103.125% in 2006 and 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The security business produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation Appleton is building a portfolio of products that incorporate security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies. The focus of the security business is on checks and business and government documents. In December 2003, Appleton acquired BemroseBooth, located in the United Kingdom, in order to gain greater access to international security product markets. BemroseBooth is a leading provider of “mission critical” secure and specialized print services. BemroseBooth’s products include security printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed promotional products such as calendars.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization as determined by Appleton for its reportable segments are as follows (dollars in thousands):

	For the Three Months Ended July 3, 2005	For the Three Months Ended July 4, 2004	For the Six Months Ended July 3, 2005	For the Six Months Ended July 4, 2004
Net sales
Coated solutions	$152,538	$148,327	$304,349	$308,419
Thermal and advanced technical products	55,989	46,602	106,935	98,564
Security products	29,718	26,463	56,830	54,278
Performance packaging	23,757	12,198	46,896	22,911

Total	$262,002	$233,590	$515,010	$484,172

Operating income
Coated solutions	$14,168	$10,940	$30,309	$31,479
Thermal and advanced technical products	2,488	1,280	2,942	2,878
Security products	(1,009)	(1,963)	(3,716)	(3,673)
Performance packaging	807	1,245	1,952	1,749
Unallocated corporate charges and business development costs	(5,169)	(4,090)	(12,960)	(7,142)

Total	$11,285	$7,412	$18,527	$25,291

Depreciation and amortization
Coated solutions	$12,463	$13,546	$24,766	$27,084
Thermal and advanced technical products	3,868	3,417	7,765	6,989
Security products	2,410	2,220	4,841	4,485
Performance packaging	1,981	552	3,071	1,096
Business development costs	116	35	225	70

Total	$20,838	$19,770	$40,668	$39,724

16.	GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”) and WTA Inc., C&H Packaging Company, Inc., American Plastics Company, Inc., Appleton Steam Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Limited and New England Extrusion Inc., each of which is a wholly-owned subsidiary of Appleton, (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of July 3, 2005 and January 1, 2005 and for the three and six months ended July 3, 2005 and July 4, 2004. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

July 3, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$18,452	$2,092	$1,772	$—	$22,316
Accounts receivable, net	—	92,424	21,151	7,398	—	120,973
Inventories	—	122,886	27,743	1,887	—	152,516
Other current assets	6,135	5,304	2,539	104	—	14,082

Total current assets	6,135	239,066	53,525	11,161	—	309,887
Property, plant and equipment, net	—	419,039	63,487	38	—	482,564
Investment in subsidiaries	283,306	439,631	—	—	(722,937)	—
Other assets	67,785	83,247	124,222	41	—	275,295

Total assets	$357,226	$1,180,983	$241,234	$11,240	$(722,937)	$1,067,746

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$2,457	$—	$—	$—	$2,457
Accounts payable	—	69,159	16,285	163	—	85,607
Due to (from) parent and affiliated companies	254,431	(22,152)	(231,809)	(470)	—	—
Other accrued liabilities	—	67,893	11,179	1,388	—	80,460

Total current liabilities	254,431	117,357	(204,345)	1,081	—	168,524
Long-term debt	—	587,193	—	—	—	587,193
Capital lease obligation	—	2,832	—	—	—	2,832
Other long-term liabilities	—	190,295	15,839	268	—	206,402
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	102,795	283,306	429,740	9,891	(722,937)	102,795

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$357,226	$1,180,983	$241,234	$11,240	$(722,937)	$1,067,746

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 3, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$422,680	$92,854	$32,342	$(32,866)	$515,010
Cost of sales	—	318,347	71,925	30,213	(32,965)	387,520

Gross profit	—	104,333	20,929	2,129	99	127,490
Selling, general and administrative expenses	—	80,223	23,088	1,300	—	104,611
Restructuring and other charges	—	4,352	—	—	—	4,352

Operating income (loss)	—	19,758	(2,159)	829	99	18,527
Interest expense	5,144	31,451	1,704	—	(13,741)	24,558
Interest income	—	(7,080)	(7,065)	(13)	13,741	(417)
Intercompany royalty expense (income)	—	6,021	(6,021)	—	—	—
Loss (income) in equity investment	134	(10,817)	—	—	10,683	—
Other expense (income)	—	317	(49)	18	319	605

(Loss) income before income taxes	(5,278)	(134)	9,272	824	(10,903)	(6,219)
(Benefit) provision for income taxes	—	—	(1,121)	180	—	(941)

Net (loss) income	$(5,278)	$(134)	$10,393	$644	$(10,903)	$(5,278)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 4, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$415,357	$66,857	$33,045	$(31,087)	$484,172
Cost of sales	—	307,432	51,239	31,652	(31,898)	358,425

Gross profit	—	107,925	15,618	1,393	811	125,747
Selling, general and administrative expenses	—	79,302	18,566	1,504	255	99,627
Restructuring and other charges	—	829	—	—	—	829

Operating income (loss)	—	27,794	(2,948)	(111)	556	25,291
Interest expense	8,252	27,201	1,549	—	(10,464)	26,538
Interest income	(211)	(2,073)	(9,611)	(16)	10,464	(1,447)
Debt extinguishment expenses	(13,005)	43,784	—	—	—	30,779
Intercompany royalty expense (income)	—	5,976	(5,976)	—	—	—
Loss (income) in equity investment	35,326	(12,282)	—	—	(23,044)	—
Other expense	—	514	—	240	188	942

(Loss) income before income taxes	(30,362)	(35,326)	11,090	(335)	23,412	(31,521)
Benefit for income taxes	—	—	(1,159)	—	—	(1,159)

Net (loss) income	$(30,362)	$(35,326)	$12,249	$(335)	$23,412	$(30,362)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED July 3, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$213,919	$49,172	$16,099	$(17,188)	$262,002
Cost of sales	—	161,299	37,649	15,045	(17,322)	196,671

Gross profit	—	52,620	11,523	1,054	134	65,331
Selling, general and administrative expenses	—	40,573	12,028	624	(50)	53,175
Restructuring and other charges	—	871	—	—	—	871

Operating income (loss)	—	11,176	(505)	430	184	11,285
Interest expense	2,568	15,677	897	—	(6,840)	12,302
Interest income	—	(3,541)	(3,502)	(4)	6,840	(207)
Intercompany royalty expense (income)	—	3,062	(3,062)	—	—	—
Income in equity investment	(1,573)	(5,777)	—	—	7,350	—
Other expense	—	182	8	97	73	360

(Loss) income before income taxes	(995)	1,573	5,154	337	(7,239)	(1,170)
(Benefit) provision for income taxes	—	—	(355)	180	—	(175)

Net (loss) income	$(995)	$1,573	$5,509	$157	$(7,239)	$(995)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 4, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$198,814	$33,828	$16,455	$(15,507)	$233,590
Cost of sales	—	150,557	25,782	15,698	(16,034)	176,003

Gross profit	—	48,257	8,046	757	527	57,587
Selling, general and administrative expenses	—	39,765	9,136	751	107	49,759
Restructuring and other charges	—	416	—	—	—	416

Operating income (loss)	—	8,076	(1,090)	6	420	7,412
Interest expense	3,951	13,221	1,549	—	(5,889)	12,832
Interest income	(60)	(925)	(5,139)	(10)	5,889	(245)
Debt extinguishment expenses	(13,005)	43,784	—	—	—	30,779
Intercompany royalty expense (income)	—	2,869	(2,869)	—	—	—
Loss (income) in equity investment	44,179	(6,281)	—	—	(37,898)	—
Other expense	—	426	—	274	54	754

(Loss) income before income taxes	(35,065)	(45,018)	5,369	(258)	38,264	(36,708)
Benefit for income taxes	—	(31)	(804)	—	—	(835)

Net (loss) income	$(35,065)	$(44,987)	$6,173	$(258)	$38,264	$(35,873)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED July 3, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(5,278)	$(134)	$10,393	$644	$(10,903)	$(5,278)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	—	32,012	8,647	9	—	40,668
Other	—	6,750	(14)	20	—	6,756
Change in assets and liabilities, net	(3,870)	(15,216)	5,470	(1,796)	10,903	(4,509)

Net cash (used) provided by operating activities	(9,148)	23,412	24,496	(1,123)	—	37,637
Cash flows from investing activities:
Proceeds from sale of equipment	—	15	—	—	—	15
Acquisition of businesses	—	(68,827)	—	—	—	(68,827)
Additions to property, plant and equipment	—	(15,775)	(2,692)	—	—	(18,467)

Net cash used by investing activities	—	(84,587)	(2,692)	—	—	(87,279)
Cash flows from financing activities:
Payments of long-term debt	—	(9,750)	—	—	—	(9,750)
Payments relating to capital lease obligation	—	(335)	—	—	—	(335)
Proceeds from revolving line of credit	—	40,000	—	—	—	40,000
Payments of revolving line of credit	—	(40,000)	—	—	—	(40,000)
Due to parent and affiliated companies, net	4,425	26,438	(29,005)	(1,858)	—	—
Proceeds from issuance of common stock	9,855	—	—	—	—	9,855
Payments to redeem common stock	(5,132)	—	—	—	—	(5,132)
Increase in cash overdraft	—	7,357	—	—	—	7,357

Net cash provided (used) by financing activities	9,148	23,710	(29,005)	(1,858)	—	1,995
Effect of foreign exchange rate changes on cash and cash equivalents	—	25	—	—	—	25
Change in cash and cash equivalents	—	(37,440)	(7,201)	(2,981)	—	(47,622)
Cash and cash equivalents at beginning of period	—	55,892	9,293	4,753	—	69,938

Cash and cash equivalents at end of period	$—	$18,452	$2,092	$1,772	$—	$22,316

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 4, 2004

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(30,362)	$(35,326)	$12,249	$(335)	$23,412	$(30,362)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	—	35,473	4,241	10	—	39,724
Other	(5,675)	11,620	—	240	—	6,185
Change in assets and liabilities, net	36,256	34,290	(43,892)	(1,267)	(23,412)	1,975

Net cash provided (used) by operating activities	219	46,057	(27,402)	(1,352)	—	17,522
Cash flows from investing activities:
Proceeds from sale of equipment	—	260	—	—	—	260
Acquisition of businesses	—	(990)	—	—	—	(990)
Additions to property, plant and equipment	—	(10,100)	(4,607)	—	—	(14,707)

Net cash used by investing activities	—	(10,830)	(4,607)	—	—	(15,437)
Cash flows from financing activities:
Payments of senior secured notes payable	—	(166,752)	—	—	—	(166,752)
Proceeds from senior secured notes payable	—	250,000	—	—	—	250,000
Payments of senior subordinated notes payable	—	(192,958)	—	—	—	(192,958)
Proceeds from senior notes payable	—	185,000	—	—	—	185,000
Proceeds from senior subordinated notes payable	—	150,000	—	—	—	150,000
Payment of deferred payment obligation	(167,067)	—	—	—	—	(167,067)
Debt acquisition costs	—	(12,258)	—	—	—	(12,258)
Payments relating to capital lease obligation	—	(335)	—	—	—	(335)
Payments of revolving line of credit	—	(10,000)	—	—	—	(10,000)
Due to parent and affiliated companies, net	180,024	(213,243)	32,050	1,169	—	—
Proceeds from issuance of common stock	4,236	—	—	—	—	4,236
Payments to redeem common stock	(17,412)	—	—	—	—	(17,412)
Increase in cash overdraft	—	1,416	—	—	—	1,416

Net cash (used) provided by financing activities	(219)	(9,130)	32,050	1,169	—	23,870
Effect of foreign exchange rate changes on cash and cash equivalents	—	124	—	—	—	124
Change in cash and cash equivalents	—	26,221	41	(183)	—	26,079
Cash and cash equivalents at beginning of period	—	21,020	5,676	2,986	—	29,682

Cash and cash equivalents at end of period	$—	$47,241	$5,717	$2,803	$—	$55,761

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Paperweight Development Corp. (“PDC” or the “Company”) and Appleton Papers Inc. (“Appleton”) for the fiscal quarter and six-month period ended July 3, 2005. This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes.

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

In addition to the declining U.S. carbonless market, Appleton’s carbonless business continues to experience the impact of competitive pricing by both foreign and domestic producers. Other domestic carbonless producers, wanting to maintain or increase their market share, have continued their competitive pricing strategies. In addition, foreign competitors, who serve approximately 6% of the U.S. carbonless market, continue with their aggressive, low-price strategy to sell into the U.S. carbonless market, which also leads to a reduction in net selling prices. As a result of this increased pricing competition in recent years, Appleton has continued to experience pressure on its overall carbonless selling prices. However, during the first half of 2004, Appleton was able to successfully implement a price increase for both rolls and sheets in the domestic and international markets that it serves. Additionally, during the fourth quarter of 2004, Appleton announced a price increase for both rolls and sheets in the domestic and international markets. This increase took effect in the first quarter of 2005.

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

Appleton has also continued to experience the impact of competitive pricing in most segments of its thermal and advanced technical products business from both foreign and domestic producers. However, Appleton was able to successfully implement two price increases for its high volume, low margin point-of-sale products in the second and third quarters of 2004. In addition, a price increase was achieved in the label product line effective as of June 28, 2004 and in the tag product line effective as of November 29, 2004. Appleton also implemented another modest price increase in its point-of-sale product line as of the beginning of the second quarter of 2005.

Over the past few years, Appleton’s management team has developed growth strategies to offset the declining nature of the U.S. carbonless market and its resulting impact on revenue and operating income. Strategies for growth include strengthening and expanding Appleton’s presence in certain growing market segments and broadening its product offerings through acquisitions. In April 2003, Appleton entered the performance packaging segment through its acquisition of C&H Packaging and American Plastics. Appleton added an international presence to its security products segment through the acquisition of BemroseBooth in December 2003. In January 2005, Appleton added to its packaging business with its acquisition of New England Extrusion. Appleton has evaluated, and will continue to evaluate, opportunities to acquire other companies that will help it achieve its business strategies.

General

Recent Acquisitions. On January 11, 2005, Appleton acquired substantially all of the assets of New England Extrusion, Inc. (“NEX”), a privately-held company with its headquarters and a production facility in Turners Falls, Massachusetts and an additional production facility in Milton, Wisconsin. The purchase price for this acquisition totaled approximately $69 million plus certain assumed liabilities. New England Extrusion specializes in the manufacture of single and multilayer polyethylene films for packaging applications. NEX sells its high performance films to converters and select end users in the United States and Canada who laminate, print, coat or convert films for flexible packaging applications involving food, personal care, medical and industrial products.

Restructuring and Other Charges. Due to the continued decline in Appleton’s carbonless business, management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, a salaried workforce reduction initiative was implemented in fiscal 2003. Appleton has continued to assess its staffing requirements for its headquarters operations and for its plants and mills. Further reductions occurred throughout fiscal 2004 with severance-related costs totaling $0.8 million in the first half of 2004 and $3.0 million for the year. Severance-related costs in the first six months of 2005 totaled $4.3 million as a result of voluntary severance packages offered to eligible union employees at Appleton’s Roaring Spring and West Carrollton paper mills in the first quarter as well as some additional salaried employment separations occurring in the second quarter.

Debt Refinancing. In June 2004 Appleton completed a comprehensive, voluntary refinancing of its senior credit facility and its long-term debt. Principal components of the refinancing included a new senior credit facility, a new series of senior notes and a new series of senior subordinated notes. The new senior credit facility includes a six-year, $250 million term loan and a five-year, $125 million revolving credit facility. Appleton also issued $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under the old senior credit facility. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and the senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million in aggregate principal amount outstanding of the 12.5% Senior Subordinated Notes due 2008 and the deferred payment obligation. The deferred payment obligation, which was due May 8, 2010, had accreted to $180.3 million as of June 11, 2004.

Comparison of Results of Operations for the Three-Month Periods Ended July 3, 2005 and July 4, 2004

Net Sales. Net sales for the three months ended July 3, 2005 were $262.0 million, an increase of $28.4 million, or 12.2%, compared to the prior year period. Coated solutions net sales totaled $152.5 million, an increase of approximately $4.2 million, or 2.8%, from prior year levels. Carbonless volumes, which increased approximately 1.3% from the second quarter of fiscal 2004, improved pricing, on the strength of price increases implemented in 2004 and early in 2005, and product mix factors contributed to the increase versus second quarter 2004 sales levels. Thermal and advanced technical products net sales were $56.0 million, an increase of $9.4 million, or 20.1%, compared to the prior year period, primarily due to a 17.1% volume increase. Volume growth was experienced across all major grade lines, both domestically and internationally, though Canadian volumes were down somewhat from the prior year period. In addition to the volume increases, average net selling prices per ton were up versus 2004 for the point-of-sale, label, tag and ticket grades. Security product sales were $29.7 million in the second quarter of fiscal 2005, an increase of $3.3 million, or 12.3%, from the second quarter of the prior year. Appleton’s internally developed security products business grew $1.3 million, or 28.2%, versus the prior year period on a 26.3% volume increase while BemroseBooth sales increased by approximately $2.0 million, or 8.8%, from 2004 second quarter levels. The BemroseBooth sales gain relative to 2004 is concentrated primarily in promotional products at the Derby facility and mass transit products at the Hull facility. Performance packaging sales totaled $23.8 million in the second quarter of 2005, increasing $11.6 million, or nearly 95%, over 2004. All of the increase is attributable to sales by New England Extrusion, which was acquired on January 11, 2005 and for which there were no corresponding 2004 sales included in Appleton’s second quarter 2004 results. Combined net sales by the other two packaging companies were off modestly from prior year levels.

Gross Profit. Gross profit was $65.3 million for the second quarter of fiscal 2005, an increase of $7.7 million, or 13.4%, compared to the prior year period. The increase was due to increased profitability in the carbonless and thermal and advanced technical products businesses, as well as at BemroseBooth, along with the contribution by New England Extrusion, which more than offset a minor volume-related decline in gross profit at the other packaging companies. Coated solutions gross profit increased by $1.6 million compared to 2004 results, due primarily to higher volumes and improved pricing and product mix. Thermal and advanced technical products contributed $2.3 million more in the second quarter of 2005 than in the second quarter of 2004 due to increased sales volumes and improved pricing. Gross profit on security products increased by

$1.9 million due to higher sales volumes at BemroseBooth and in the U.S. security products business. Gross profit in the packaging segment increased by $1.8 million over the second quarter of fiscal 2004 with the increase wholly attributable to the acquisition of NEX. Total gross profit margin was 24.9% for the second quarter of fiscal 2005 as compared to 24.7% for the second quarter of fiscal 2004.

Selling, General and Administrative. Selling, general and administrative expenses for the second quarter of fiscal 2005 were $53.2 million, an increase of $3.4 million, or 6.9%, compared to the prior year period. Distribution costs for the second quarter of fiscal 2005 increased by $2.6 million, or 17.8%, compared to the second quarter of 2004 due to the addition of the NEX business, increased fuel costs, the effects of the new transportation industry “hours of service” regulations and higher carbonless, thermal and U.S. security paper sales volumes. Other selling, general and administrative expenses decreased $0.2 million, or 0.7%, from second quarter 2004 levels with reductions in central headquarters costs more than offsetting the additional expenses due to the NEX acquisition and a modest increase at BemroseBooth. Amortization expense increased by $0.4 million from the prior year period due to the amortization of costs associated with the NEX acquisition, which was partially offset by a reduction in intangible asset values based on the accounting treatment given to certain tax refunds.

Restructuring and Other Charges. Appleton has continued selective workforce reductions, pursuant to a program begun in fiscal 2003. During the second quarter of fiscal 2005, Appleton recognized employee termination costs of $0.9 million versus the $0.4 million recognized in the comparable 2004 period. The 2005 results reflect the anticipated cost of severance benefits owed to those employees terminated during the period.

Operating Income. Operating income for the second quarter of fiscal 2005 was $11.3 million, an increase of $3.9 million, or 52.3%, compared to the prior year period. Operating income as a percentage of net sales for the second quarter of fiscal 2005 was 4.3% as compared to 3.2% of net sales for the second quarter of 2004. Coated solutions operating income for the second quarter of fiscal 2005 increased $3.2 million compared to the prior year period primarily due to increased carbonless volumes, higher carbonless prices and mix factors. Thermal and advanced technical products operating income for the second quarter of fiscal 2005 increased $1.2 million, nearly doubling in comparison to the second quarter of 2004 and reflecting improved selling prices and higher sales volumes. The security products segment reduced its operating loss by $1.0 million. Appleton’s U.S. security products business experienced a $0.2 million reduction in its operating loss as compared to the prior year period on higher sales volumes and higher gross margin compared to second quarter 2004. BemroseBooth reduced its second quarter operating loss versus the second quarter of 2004 largely due to increased sales and somewhat improved margins. The performance packaging segment’s operating income for the second quarter of fiscal 2005 decreased by $0.4 million as the increase attributable to the acquisition of NEX was more than offset by a decline in operating income at the converting plant related to softness at a few key customers and as a result of a major product transition at its largest customer. Business development and other unallocated costs were $1.1 million higher than the prior year period, a function of the increase in employee termination costs and higher levels of spending on research and technology development.

Interest Expense. Interest expense for the second quarter of fiscal 2005 was $12.3 million, a decrease of $0.5 million compared to the prior year period. The major components of interest expense are detailed in the table below. The most notable changes in comparing the second quarters of fiscal 2005 and 2004 are the elimination of interest on the deferred payment obligation, following the settlement of this obligation in conjunction with Appleton’s refinancing in June 2004, and the addition of a new series of senior notes. Interest on term loans increased from 2004 levels as the refinancing created a net addition to Appleton’s bank debt. Interest on the senior subordinated notes decreased based on both the lower interest rate and the reduction in the amount of senior subordinated debt achieved by the refinancing.

Interest Expense
	Second Fiscal Quarter
	2005	2004
	(dollars in millions)
Interest expense—term loans	$3.4	$1.7
Interest expense—senior notes	3.7	1.0
Interest expense—senior subordinated notes	3.8	5.5
Interest expense—deferred debt expense	0.4	0.6
Interest expense—deferred payment obligation	—	3.2
Interest expense—Fox River accretion	0.4	0.3
Interest expense—other	0.6	0.5

Total interest expense	$12.3	$12.8

Debt Extinguishment Expenses. There was no debt extinguishment expense recorded in the second quarter of 2005. Total debt extinguishment expense recorded during the second quarter of 2004 was $30.8 million. Appleton’s June 2004 debt refinancing resulted in the write-off of $4.6 million in deferred debt issuance costs related to prior debt issues. In addition,

Appleton paid a $37.2 million premium in conjunction with the repurchase of its outstanding 12.5% Senior Subordinated Notes and $2.2 million in related fees. Netted against these costs was a $13.2 million discount realized on the repayment of Appleton’s deferred payment obligation to AWA.

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

An income tax benefit of $0.2 million was recognized in the second quarter of fiscal 2005 as compared to an income tax benefit of $0.8 million in the prior year period. The net benefit in both years is primarily attributable to the net loss position of BemroseBooth through the second quarter of each year, though the second quarter 2005 amount is net of an approximately $0.2 million provision relating to Appleton’s Canadian subsidiary and NEX.

Net Loss. A net loss of $1.0 million was recorded for the second quarter of fiscal 2005 versus a net loss for the second quarter of fiscal 2004 of $35.9 million. Major factors in this improvement include the $7.7 million increase in gross profit described above, owing in part to the NEX acquisition, and the fact that the second quarter of 2004 included $30.8 million in debt extinguishment expenses associated with the June 2004 refinancing. A $3.4 million increase in selling, general and administrative expenses in the second quarter of 2005 as compared to the second quarter of 2004 partially eroded the gain versus 2004 recognized at the gross profit level.

Comparison of Results of Operations for the Six-Month Periods Ended July 3, 2005 and July 4, 2004

Net Sales. Net sales for the six months ended July 3, 2005 were $515.0 million, an increase of $30.8 million, or 6.4%, compared to the first half of 2004. Coated solutions net sales were $304.3 million, a decrease of $4.1 million, or 1.3%, compared to the prior year period. Carbonless volumes were off by 4.2% from first half 2004 results, which reflected an especially strong first quarter in 2004. Higher selling prices and mix factors offset some of the overall volume decline. Thermal and advanced technical products net sales were $106.9 million, an increase of $8.4 million, or 8.5%, compared to the prior year period on a volume increase of 5.1% for the first half of 2005 along with improved pricing. Sales in Appleton’s security products segment totaled $56.8 million, an increase of $2.6 million over the 2004 period, most of which is attributable to growth in the U.S. security products business. Sales by BemroseBooth increased only slightly versus 2004 levels. Performance packaging sales totaled $46.9 million, an increase of $24.0 million for the first half of 2005 versus last year, virtually all of which is attributable to the acquisition of New England Extrusion.

Gross Profit. Gross profit was $127.5 million for the six months ended July 3, 2005, an increase of $1.7 million, or 1.4%, compared to the prior year period. The increase was due primarily to the addition of the results of NEX, an increase of $1.1 million in thermal and advanced technical products and an additional $1.1 million in gross profit at BemroseBooth. These gains versus 2004 were largely offset by an approximately $4.5 million carbonless gross profit decline resulting from a weaker first quarter in 2005 relative to first quarter 2004 sales volumes. Total gross profit margin was 24.8% for the first half of 2005 as compared to 26.0% for the first half of 2004. This reflects the decline in carbonless and thermal profitability caused by competitive factors and increased manufacturing costs, as well as the ongoing shift in the mix of Appleton’s business attributable to the growth in the thermal and advanced technical products business and Appleton’s recent acquisitions.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended July 3, 2005 were $104.6 million, an increase of $5.0 million, or 5.0%, compared to the prior year period. Distribution costs for the first half of 2005 increased by $3.0 million, or 9.9%, compared to the first six months of 2004. The NEX acquisition added approximately $1.0 million of distribution costs versus 2004 levels. Increased freight rates and higher levels of international shipments in both the carbonless and thermal and advanced technical products businesses were the other major factors in the increase relative to first half 2004 results. During the first half of 2005, other selling, general and administrative expenses increased by $1.8 million, or 2.9%, with $1.4 million of the increase attributable to expenses recorded at NEX. Reductions in central headquarters costs and in selling, general and administrative expenses at the other packaging companies offset most of the increased expenses at BemroseBooth relative to the first six months of 2004.

Restructuring and Other Charges. Appleton has continued selective workforce reductions, pursuant to a program begun in fiscal 2003. The cost of this program, which includes severance costs and outplacement services, was $4.3 million for the first six months of fiscal 2005 as a result of voluntary severance packages offered to eligible union employees at Appleton’s Roaring Spring and West Carrollton paper mills in the first quarter as well as some additional salaried employment separations occurring in the second quarter. Severance costs of $0.8 million were recognized during the first two quarters of fiscal 2004.

Operating Income. Operating income for the six months ended July 3, 2005 was $18.5 million, a decrease of $6.8 million, or 26.7%, compared to the prior year period. Operating income as a percentage of net sales for the first half of 2005 was 3.6% as compared to 5.2% of net sales for the prior year period. Coated solutions operating income for the first half of 2005 was $30.3 million, a decrease of $1.2 million compared to the prior year period, primarily due to the overall decline in carbonless revenues. Thermal and advanced technical products operating income for the first half of 2005 was $2.9 million, an increase of $0.1 million compared to the prior year period. The security products business recorded an operating loss of $3.7 million, essentially equal to the prior year period. The seasonality of BemroseBooth’s business is a major factor in the half-year loss for both years. The U.S. security business also recorded a similar operating loss in both periods, with increased manufacturing costs offsetting sales gains relative to the prior year. Performance packaging reported operating income of $2.0 million, an increase of $0.2 million over the first six months of 2004. The positive impact of adding NEX’s results was largely offset by softness at a few key customers of our converting plant and as a result of a major product transition at its largest customer. NEX also incurred $0.4 million of non-recurring purchase accounting expenses in the first quarter of 2005. Unallocated corporate charges and business development costs for the first half of 2005 increased by $5.8 million as compared to the prior year period due to increased costs associated with Appleton’s restructuring program, its new business development activities and its acquisition efforts.

Interest Expense. Interest expense for the six months ended July 3, 2005 was $24.6 million, a decrease of $1.9 million compared to the prior year period. The June 2004 refinancing eliminated the deferred payment obligation and resulted in a reduced interest rate on the new senior subordinated notes. These effects were partially offset by the increase in term loan balances as a result of the refinancing and a gradual increase in the variable interest rates at which the term loans are priced.

Interest Expense
	First Six Months
	2005	2004
	(dollars in millions)
Interest expense—term loans	$6.3	$3.2
Interest expense—senior notes	7.6	1.0
Interest expense—senior subordinated notes	7.8	11.9
Interest expense—deferred debt expense	0.8	1.5
Interest expense—deferred payment obligation	—	7.5
Interest expense—Fox River accretion	0.7	0.7
Interest expense—other	1.4	0.7

Total interest expense	$24.6	$26.5

Debt Extinguishment Expenses. There was no debt extinguishment expense recorded in the first half of 2005. Total debt extinguishment expense recorded during the first six months of 2004 was $30.8 million, all of which was recognized in the second quarter, as described above, and all of which is attributable to Appleton’s June 2004 debt refinancing. Appleton wrote off $4.6 million in deferred debt issuance costs related to prior debt issues, paid a $37.2 million premium in conjunction with the repurchase of its outstanding 12.5% Senior Subordinated Notes and $2.2 million in related fees. Appleton realized a $13.2 million discount on the repayment of Appleton’s deferred payment obligation to AWA, which was netted against the debt extinguishment expenses.

Interest Income. Interest income for the six months ended July 3, 2005 was $0.4 million, a decrease of $1.0 million compared to the prior year period. The decrease is attributable to the fact that the 2004 first half results included approximately $1.2 million of interest realized from federal and state income tax refunds. Partially offsetting the reduction attributable to interest on tax refunds was the fact that Appleton earned an additional $0.1 million on its short-term investments in the first six months of 2005 versus the prior year period, largely due to the higher interest rates available on those short-term investments in 2005 relative to 2004.

Foreign Exchange Loss. For the first six months of 2005 Appleton recognized a foreign exchange loss of $0.6 million versus a $0.9 million loss in the prior year period. The 2005 loss is a result of the revaluation of receivables. In 2004, the Canadian dollar weakened from the beginning of the year, which resulted in losses upon revaluation of receivables. Also in the first half of 2004, Appleton experienced a $0.5 million exchange loss on the revaluation of the inter-company note that exists between Appleton Papers and Rose Holdings as a result of the Bemrose acquisition.

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

Appleton’s UK subsidiary, BemroseBooth, recognized an estimated tax benefit of $1.2 million based on its operating loss for the six-month period. This was partially offset by a $0.3 million tax provision relating to the operations of Appleton’s Canadian subsidiary and NEX.

Net Loss. The net loss for the six months ended July 3, 2005 was $5.3 million compared to a loss of $30.4 million for the prior year period, a decrease of $25.1 million. The loss for first half 2005 reflects, primarily, the $4.3 million in restructuring charges. Other factors include the slight drop in gross profit margin and the 5.0% increase in selling, general and administrative expenses. The 2004 loss was largely a result of the recognition of $30.8 million in debt extinguishment expenses during the first half of 2004.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities for the first six months of 2005 was $37.6 million. Depreciation and amortization charges of $40.7 million more than offset the $5.3 million net loss for the period. Appleton made $4.1 million in non-cash employer matching contributions to the KSOP during the first half of 2005. Operating cash flow was reduced by an increase of $18.7 million in inventories due to a $7.5 million increase at BemroseBooth, reflecting seasonal build, and increases in raw material and finished goods inventories at Appleton. This excludes the increase in inventories attributable to the acquisition of NEX, which is reflected in cash flows from investing activities. Inventories grew at Appleton as the thermal and advanced technical products business built safety stock for scheduled equipment downs and the carbonless business increased inventories to levels suited to its desired level of delivery performance. Receivables decreased by $5.0 million, the net effect of BemroseBooth collecting against its year-end balances, reducing its receivables by $17.4 million, while receivables at Appleton increased by approximately $10.2 million due to the pace of sales in the second quarter. Accounts payable and other accrued liabilities increased by $8.0 million at the end of the second quarter of 2005, primarily as a result of Appleton’s active management of its working capital to maximize debt repayment.

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

Cash Flows from Investing Activities. Net cash used by investing activities in the first six months of 2005 totaled $87.3 million. Of this amount, $18.5 million represented capital spending and $68.8 million was used for the acquisition of NEX. Net cash used by investing activities was $15.4 million for the first half of 2004, nearly all of which was applied to capital asset additions.

Cash Flows from Financing Activities. On June 11, 2004, Appleton completed a voluntary refinancing of its debt. The new senior credit facility includes a six-year, $250 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 1.25% for base rate loans and 2.25% for LIBOR loans, but which is determined by reference to a pricing grid for subsequent quarters. Mandatory principal payments of approximately $604,000

(after recognizing an adjustment for the optional prepayment made in the second quarter of 2005) are due quarterly, with the remaining balance due in equal installments on March 31, 2010 and June 11, 2010. It also includes a five-year, $125 million revolving credit facility. The new senior credit facility contains covenants under which certain minimum leverage and coverage ratios must be met. Based upon current estimates, Appleton expects to be in compliance with these covenants throughout the remainder of 2005. As part of the 2004 refinancing, Appleton also issued $185 million aggregate principal amount of 8.125% Senior Notes due 2011 and $150 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2014. The proceeds of the new senior credit facility were used to repay the amounts outstanding under the old senior credit facility, plus interest, of Term Loan A and Term Loan D of $14.0 million and $130.7 million, respectively. The balance of the proceeds of the new senior credit facility, together with the proceeds of the offering of the senior notes and senior subordinated notes, were used to repurchase approximately $193 million, plus interest, of the approximately $200 million 12.5% Senior Subordinated Notes due 2008 and the deferred payment obligation. The deferred payment obligation, which was due May 8, 2010, had accreted at 10% per annum to $180.3 million as of June 11, 2004. AWA discounted this obligation by $13.2 million and accepted $167.1 million as payment in full of the obligation.

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

Net cash provided by financing activities was $2.0 million for the first half of 2005. Appleton made mandatory debt repayments on its outstanding term loans of $1.3 million in the first six months of 2005. Appleton also made payments of $40.0 million to clear its revolver borrowings and made an additional voluntary payment of $8.5 million against the outstanding term loans. Payments to redeem shares of redeemable common stock related to employee requests for diversification and distributions upon retirement or termination totaled $5.1 million in the first six months of 2005. Share redemptions were at a lower level than in the first half of 2004 as Appleton converted some of the 2005 redemption requests to five-year installment payments, as permitted under the terms of the ESOP. Appleton received net proceeds of $9.9 million from the sale of Paperweight Development redeemable common stock. The ESOP trustee purchased this stock with pre-tax deferrals, rollovers and loan payments made by employees during the last six months of 2004 and the first six months of 2005. The new senior credit facility and cash flows from operations are expected to be adequate to meet Appleton’s forecasted liquidity needs.

Net cash provided by financing activities was $23.9 million for the first half of 2004. Prior to the June 11, 2004 refinancing, Appleton made mandatory debt repayments of $22.1 million, plus interest, during 2004 on its outstanding term loans. In addition to the refinancing described immediately above, Appleton also made payments of $10.0 million to retire revolver borrowings and paid $17.4 million to redeem shares of redeemable common stock related to employee requests for diversification and distributions upon retirement or termination. In the first six months of 2004, Appleton received net proceeds of $4.2 million from the sale of Paperweight Development redeemable common stock. The ESOP trustee purchased this stock with pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2004.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) in its first quarter of its next fiscal year. The Company is currently evaluating the potential effects of this standard on its equity-based compensation arrangements.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of Appleton’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under the heading “Risk Factors” in Appleton’s Annual Report on Form 10-K dated March 24, 2005, under the heading “Special Note Regarding Forward-Looking Statements” in Appleton’s Quarterly Report on Form 10-Q dated May 18, 2005 and as may be described from time to time in the Company’s subsequent SEC filings, which factors are incorporated herein by reference. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Effective July 3, 2005, Paperweight Development Corp. sold approximately 205,808 shares of its common stock to the Company Stock Fund of the Appleton Papers Retirement Savings and Employee Stock Ownership Plan, or KSOP. The Company Stock Fund acquired the shares with payroll deductions deferred to the Company Stock Fund during the period from January 2, 2005 to July 3, 2005 by employees of Appleton who are participants in the KSOP. The aggregate offering price was approximately $5.4 million. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended, and the no-action letter issued by the Securities and Exchange Commission to Paperweight Development and Appleton dated July 3, 2001.

(b)	Not applicable.

(c)	Not applicable.

Item 6—Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Mark R. Richards, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Mark R. Richards, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Statement of Mark R. Richards, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Dale E. Parker, Vice President and Chief Financial Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Statement of Mark R. Richards, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Statement of Dale E. Parker, Chief Financial Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC.
(Registrant)

Date: August 15, 2005	/S/ DALE E. PARKER
Dale E. Parker
Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
(Registrant)

Date: August 15, 2005	/S/ DALE E. PARKER
Dale E. Parker
Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)