Form 10-Q
period 2006-04-02
PAPERWEIGHT DEVELOPMENT CORP; APPLETON PAPERS INC/WI
filed 2006-05-12
CIK 1166365, 1144326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2006

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

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether each of the registrants is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

                    Large accelerated filer  ☐                Accelerated filer  ☐                 Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2006, 11,937,550 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of May 10, 2006, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	April 2, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$31,734	$18,422
Accounts receivable, less allowance for doubtful accounts of $2,050 and $1,984, respectively	120,246	123,968
Inventories	140,926	142,592
Other current assets	21,564	21,016

Total current assets	314,470	305,998
Property, plant and equipment, net of accumulated depreciation of $261,003 and $248,351, respectively	447,296	460,357
Goodwill	78,244	77,882
Intangible assets, net	103,989	106,238
Environmental indemnification receivable	54,775	57,312
Other assets	17,125	16,104

Total assets	$1,015,899	$1,023,891

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$2,291	$7,941
Accounts payable	60,803	61,150
Accrued interest	10,173	2,903
Restructuring reserve	4,207	6,597
Other accrued liabilities	71,304	81,598

Total current liabilities	148,778	160,189

Senior secured notes payable	222,838	223,368
Revolving line of credit	—	2,000
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	2,378	2,510
Postretirement benefits other than pension	58,562	58,928
Accrued pension	57,320	55,211
Environmental liability	79,775	82,312
Other long-term liabilities	4,128	4,267
Senior notes payable	172,000	172,000
Senior subordinated notes payable	157,000	157,000
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,937,584 and 11,938,060, respectively	188,298	185,292
Accumulated deficit	(59,426)	(61,982)
Accumulated other comprehensive loss	(24,402)	(25,854)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,015,899	$1,023,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands)

	April 2, 2006	April 3, 2005
Net sales	$268,927	$253,008

Cost of sales	202,716	190,849

Gross profit	66,211	62,159

Selling, general and administrative expenses	48,672	51,436
Restructuring and other charges	231	3,481

Operating income	17,308	7,242

Other expense (income)
Interest expense	12,218	12,256
Interest income	(217)	(210)
Foreign exchange loss	53	245

Income (loss) before income taxes	5,254	(5,049)

Benefit for income taxes	(322)	(766)

Net income (loss)	$5,576	$(4,283)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands)

	April 2, 2006	April 3, 2005
Cash flows from operating activities:
Net income (loss)	$5,576	$(4,283)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,743	17,645
Amortization of intangible assets	2,352	2,185
Amortization of financing fees	466	399
Employer 401(k) noncash matching contributions	2,062	2,418
Foreign exchange loss	53	245
(Gain) loss on disposals of equipment, net	(31)	225
Accretion of capital lease obligation	51	59
Accretion of environmental liability	—	350
(Increase)/decrease in assets and increase/(decrease) in liabilities excluding effects of business acquisitions:
Accounts receivable	3,940	10,993
Inventories	1,807	(11,219)
Other current assets	(534)	(387)
Accounts payable and other accrued liabilities	(3,615)	(5,800)
Restructuring reserve	(2,390)	2,008
Accrued pension	1,904	1,473
Other, net	(1,394)	(4,791)

Net cash provided by operating activities	26,990	11,520

Cash flows from investing activities:
Proceeds from sale of equipment	788	12
Acquisition of business, net of cash acquired	—	(68,897)
Additions to property, plant and equipment	(4,005)	(8,558)

Net cash used by investing activities	(3,217)	(77,443)

Cash flows from financing activities:
Payments of senior secured notes payable	(6,180)	(625)
Payments relating to capital lease obligation	(183)	(168)
Proceeds from revolving line of credit	—	30,000
Payments of revolving line of credit	(2,000)	(23,500)
Proceeds from issuance of redeemable common stock	—	4,431
Payments to redeem common stock	(14)	(176)
(Decrease) increase in cash overdraft	(1,899)	517

Net cash (used) provided by financing activities	(10,276)	10,479

Effect of foreign exchange rate changes on cash and cash equivalents	(185)	(105)
Change in cash and cash equivalents	13,312	(55,549)
Cash and cash equivalents at beginning of period	18,422	69,938

Cash and cash equivalents at end of period	$31,734	$14,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,

ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
	Shares Outstanding	Amount
Balance, December 31, 2005	11,938,060	$185,292	$(61,982)	$(25,854)

Comprehensive income:
Net income	—	—	5,576	—	$5,576
Foreign currency translation adjustment	—	—	—	605	605
Realized and unrealized gains on derivatives	—	—	—	847	847

Total comprehensive income					$7,028

Redemption of redeemable common stock	(476)	(14)	—	—
Accretion of redeemable common stock	—	3,020	(3,020)	—

Balance, April 2, 2006	11,937,584	$188,298	$(59,426)	$(24,402)

Balance, January 1, 2005	11,647,005	$159,329	$(37,202)	$(13,625)

Comprehensive loss:
Net loss	—	—	(4,283)	—	$(4,283)
Foreign currency translation adjustment	—	—	—	(1,404)	(1,404)
Realized and unrealized gains on derivatives	—	—	—	206	206

Total comprehensive loss					$(5,481)

Issuance of redeemable common stock	4,885	165	—	—
Redemption of redeemable common stock	(6,659)	(176)	—	—
Accretion of redeemable common stock	—	3,167	(3,167)	—

Balance, April 3, 2005	11,645,231	$162,485	$(44,652)	$(14,823)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three months ended April 2, 2006 and April 3, 2005, cash flows for the three months ended April 2, 2006 and April 3, 2005 and financial position at April 2, 2006 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of Paperweight Development Corp. (“PDC” or the “Company”) and subsidiaries for each of the three years in the period ended December 31, 2005, which are included in the Form 10-K dated March 17, 2006. The consolidated balance sheet data as of December 31, 2005, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a wholly-owned subsidiary of PDC.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

2. ACQUISITION OF BUSINESS

On January 11, 2005, the Company acquired New England Extrusion, Inc., a company that produces single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high barrier, coextruded films American Plastics produces. By sharing their capabilities, the Company expects that American Plastics and New England Extrusion will be able to expand their abilities to design and produce film products with customer-specified properties. Simultaneously with the acquisition, New England Extrusion became a guarantor under the senior credit facility, the senior note indenture and senior subordinated note indenture. The purchase price for this acquisition, net of cash acquired, approximated $68.8 million including the assumption of certain liabilities. It was financed with cash from operations supplemented with borrowings under the revolving credit portion of the Company’s senior credit facility. The Company obtained an independent appraisal to allocate the purchase price to the acquired net assets. All purchase price allocations have been made. The excess of the purchase price over the estimated fair value of the acquired net assets has been allocated to goodwill. Goodwill of approximately $26.7 million was assigned to the Company’s performance packaging segment. New England Extrusion has been included in the Company’s consolidated financial statements since the date of the acquisition.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, excluding cash acquired (dollars in thousands):

Current assets	$8,756
Property, plant and equipment Intangible assets	14,075 21,250
Goodwill	26,717

Total assets acquired	$70,798

Current liabilities	$1,966

Total liabilities assumed	$1,966

Net assets acquired	$68,832

The following unaudited pro forma data summarizes the results of operations for the period indicated as if the acquisition of New England Extrusion had been completed on January 1, 2005. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to cost of sales, selling, general and administrative expenses, interest expense, amortization, depreciation and income taxes. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 2005 or that may be obtained in the future (dollars in thousands):

For the Three Months Ended April 3, 2005
Net sales	$254,168
Net loss	$(4,176)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized; however, they must be tested for impairment annually. Amortization will continue to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the three-month period ended April 2, 2006 are as follows (dollars in thousands):

	Coated Solutions	Thermal Papers	Security Papers	Secure and Specialized Print Services	Performance Packaging	Total
Balance as of December 31, 2005	$—	$—	$—	$27,634	$50,248	$77,882
Currency translation	—	—	—	362	—	362

Balance as of April 2, 2006	$—	$—	$—	$27,996	$50,248	$78,244

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of April 2, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$56,312	$12,911	$56,258	$12,229
Patents	32,775	23,708	32,775	22,640
Customer relationships	30,862	4,153	30,817	3,689
Non-compete agreements	2,359	1,793	2,353	1,653

Total	$122,308	$42,565	$122,203	$40,211

Unamortizable intangible assets:
Trademarks	$24,246		$24,246

Of the $146.6 million of acquired intangible assets, $80.6 million was assigned to registered trademarks. Trademarks of $47.4 million related to carbonless paper and $8.9 million related to the Company’s 2003 and 2005 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $24.2 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements. Amortization expense for the three months ended April 2, 2006 and April 3, 2005 approximated $2.4 million and $2.2 million, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. RESTRUCTURING AND OTHER CHARGES

In order to position itself for long-term growth, the Company reduced salaried employment in the U.S. by 46 employees during fiscal 2003, 41 employees during fiscal 2004 and 94 employees during fiscal 2005. During first quarter 2006, the Company reduced salaried employment in the U.S. by four employees. These reductions included positions at the corporate headquarters as well as the plant, mill and acquisition sites. As a result, the Company took a charge of $0.2 million during first quarter 2006, $6.7 million in fiscal 2005, $3.0 million during fiscal 2004 and $2.6 million during fiscal 2003 for employment termination benefits. During the first quarter of 2006, the Company paid out $1.6 million related to these employment termination benefits, liabilities for which were incurred in 2006 and prior. During fiscal 2005, the Company paid out $6.0 million related to these employment termination benefits, liabilities for which were incurred in 2005, 2004 and 2003. See Note 15 for allocation of restructuring charges by segment.

During the third quarter of 2005, BemroseBooth announced it will exit the traditional printing and binding portions of its information products business. By the end of 2005, 54 jobs were eliminated. BemroseBooth also announced an organizational restructuring to increase market focus, centralize its operating structure and position the company to pursue growth in print services. A $3.2 million charge was taken during 2005 for these restructurings.

In 1999, the Company committed to exiting its New York distribution center in 2001 because it was no longer needed as a result of the closure of the Newton Falls mill and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007. Based upon management’s analysis, it is now anticipated that 2006 and 2007 sublease income will be lower than originally estimated so an additional charge of $0.7 million was recorded in fiscal 2005. The $0.5 million use of the distribution center exit cost reserve represents first quarter 2006 lease payments, net of sublease income.

The tables below summarize the components of the restructuring reserve included in the consolidated balance sheets at April 2, 2006 and December 31, 2005 (dollars in thousands):

	December 31, 2005 Reserve	2006 Additions to Reserve	2006 Charges to Reserve	April 2, 2006 Reserve
Distribution center exit costs	$2,181	$—	$(547)	$1,634
BemroseBooth restructuring	1,459	—	(434)	1,025
U.S. employee termination benefits	2,957	231	(1,640)	1,548

	$6,597	$231	$(2,621)	$4,207

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. INVENTORIES

Inventories consist of the following (dollars in thousands):

	April 2, 2006	December 31, 2005
Finished goods	$76,933	$72,251
Raw materials, work in process and supplies	67,690	74,038

Total cost	144,623	146,289
LIFO reserve	(3,697)	(3,697)

	$140,926	$142,592

Stores and spare parts inventory balances of $22.5 million at both April 2, 2006 and December 31, 2005 are valued at average cost and included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximated 21% of the Company’s total inventory balance at April 2, 2006 and 20% of the Company’s total inventory balance at December 31, 2005.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	April 2, 2006	December 31, 2005
Land and improvements	$13,357	$13,302
Buildings and improvements	99,062	99,207
Machinery and equipment	537,319	537,904
Software	32,584	32,582
Capital lease	4,764	4,764
Construction in progress	21,213	20,949

	708,299	708,708
Accumulated depreciation/amortization	(261,003)	(248,351)

	$447,296	$460,357

Depreciation expense for the three months ended April 2, 2006 and April 3, 2005 approximated $16.7 million and $17.6 million, respectively. Depreciation expense of approximately $14.3 million and $15.0 million for the three months ended April 2, 2006 and April 3, 2005, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $2.4 million and $2.6 million for the same three-month periods, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	April 2, 2006	December 31, 2005
Deferred debt issuance costs	$10,151	$10,617
Other	6,974	5,487

	$17,125	$16,104

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	April 2, 2006	December 31, 2005
Payroll	$11,261	$13,857
Trade discounts	20,883	24,525
Workers’ compensation	4,138	4,333
Accrued insurance	1,078	1,026
Other accrued taxes	2,114	5,076
Postretirement benefits other than pension	2,748	2,748
Fox River Liabilities	13,700	13,700
Other	15,382	16,333

	$71,304	$81,598

9. NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the meaning of the term ‘normal capacity’ was clarified. The provisions of SFAS 151 are applicable to inventory costs incurred by Appleton beginning in 2006 and has not had a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). This standard is effective for nonmonetary asset exchanges made by Appleton beginning in 2006 and has not had a significant effect on the Company’s financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment – an amendment of FASB Statements No. 123 and 95.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company adopted SFAS No. 123(R) during the first quarter of 2006 and it did not have a significant effect on its financial statements, given the nature of the Company’s plans.

10. PENSION BENEFITS

The Company has various defined benefit pension plans and a defined contribution pension plan. The components of the corresponding net periodic pension cost include the following (dollars in thousands):

Pension Benefits	For the Three Months Ended April 2, 2006	For the Three Months Ended April 3, 2005
Net periodic benefit cost
Service cost	$1,883	$1,946
Interest cost	5,214	5,110
Expected return on plan assets	(5,754)	(5,543)
Amortization of
Prior service cost	54	54
Actuarial loss	559	423

Net periodic benefit cost	$1,956	$1,990

During April 2006, Appleton contributed an additional $6 million to its pension plan for plan year 2005.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended April 2, 2006	For the Three Months Ended April 3, 2005
Net periodic benefit cost
Service cost	$211	$209
Interest cost	649	776
Amortization of
Prior service cost	(539)	(516)
Actuarial loss	—	20

Net periodic benefit cost	$321	$489

12. COMMITMENTS AND CONTINGENCIES

Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against Appleton and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, a paper mill in Combined Locks, Wisconsin, which the Company owned from 1978 to 2000 and is now owned by Appleton Coated LLC (an affiliate of Arjo Wiggins Appleton Limited (“AWA”)), and other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River and Green Bay, which is part of Lake Michigan.

In June 1997, the United States Environmental Protection Agency (“EPA”) published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”). The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR and Appleton as the former and current owners and operators of the Appleton plant, and the owners of five paper reprocessing mills located on the Fox River, including Georgia-Pacific, P.H. Glatfelter Company, WTM I Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 7, 2003, the Wisconsin Department of Natural Resources (“DNR”) issued a Record of Decision (“ROD”), with which the EPA concurred, on the first two segments of the river, which are largely upstream of the Appleton plant. Pursuant to a consent decree entered by the U.S. District Court for the Eastern District of Wisconsin in early 2004, Glatfelter and WTM I are now managing remediation efforts in the first segment, with EPA and DNR oversight. Glatfelter and WTM I each contributed $25.2 million into an escrow account to cover the costs of the required remedial action, with the EPA also contributing $10 million toward this work. It is Appleton’s position that neither Appleton nor NCR has any responsibility or liability for PCB contamination in the first segment of the Lower Fox River. On July 28, 2003, the DNR and EPA issued a second ROD covering the third, fourth and fifth segments of the Lower Fox River (which includes Green Bay). Pursuant to a consent decree filed in the U.S. District Court for the Eastern District of Wisconsin on April 12, 2006, NCR and Sonoco agreed to fund a defined remedial project in the fourth segment of the Lower Fox River at an estimated cost of $30 million. Appleton expects it will contribute to NCR’s portion of this remedial project, consistent with the 1998 interim settlement agreement and 2006 arbitration determination between Appleton and NCR, discussed below.

In the two RODs, the DNR estimates total costs for the Lower Fox River remedial action plan of approximately $400 million over a 7 to 18-year time period. Most of the estimated costs relate to the removal of large quantities of sediment from the Lower Fox River by dredging, dewatering of the dredged materials, treatment of the dredge water and off-site disposal of the remaining solids. Engineers engaged by several of the PRPs have estimated that the cost of remediation work in the Lower Fox River could be between $740 million and $1.6 billion. The DNR disputes this analysis. Appleton bases its cost estimates for remediation on the remedies adopted in the RODs.

In 2000, the U.S. Fish and Wildlife Service (“FWS”) released a proposed restoration and compensation determination plan for restoring natural resources injured by PCBs. The proposed plan estimates that natural resource damages (“NRD”) will fall in the range of $176 to $333 million for all PRPs in the aggregate. Over the past several years and at various natural resource damage sites, the FWS and other government agencies have settled NRD claims for amounts substantially less than original estimates or claims. The Company bases its cost estimates for NRD claims on the FWS plan. However, based on the settlement amounts of NRD claims to date, Appleton anticipates the actual costs for the PRPs to settle NRD claims will be less than $176 to $333 million.

Appleton purchased the Appleton plant and the Combined Locks paper mill from NCR in 1978, after the use of PCBs in the manufacturing process was discontinued. Nevertheless, pursuant to CERCLA, both Appleton and NCR are viewed by the EPA as PRPs. Accordingly, Appleton and NCR asserted indemnity claims against each other pursuant to the terms of the agreement for the purchase of the assets of the business in 1978. In order to resolve indemnification obligations to each other, Appleton entered into an interim settlement agreement with NCR in 1998 under which the parties agreed to share both defense and liability costs arising from the Lower Fox River. The parties’ indemnification obligations are currently defined by the 1998 interim settlement agreement. When the 1998 interim settlement agreement expires, the parties’ indemnification obligations will be defined by an arbitration determination that was obtained in January 2006.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A study performed by the FWS in 2000 provided a preliminary estimate of the amount of PCBs discharged into the Lower Fox River by each PRP and concluded that the discharges from the Appleton plant and the Combined Locks paper mill (which is now owned by an affiliate of AWA) represented a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized by the FWS, may be revised and will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers Appleton has engaged, Appleton believes that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total discharged by all the PRPs. A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, Appleton could be responsible for a portion of their share(s). Based on a review of publicly available financial information about the other PRPs, Appleton believes that the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damage claims for the Lower Fox River.

Appleton entered into a consent decree in 2001 with NCR, the DNR, the Wisconsin Department of Justice, the EPA, the FWS, the U.S. Department of Justice, the National Oceanic and Atmospheric Administration, and the Oneida and Menomonee Indian Tribes, which are collectively referred to as the intergovernmental partners, or IGP. Pursuant to the 2001 consent decree, which expired in 2005, Appleton and NCR collectively paid $41.5 million for interim restoration and remediation efforts directed by the IGP. Under the consent decree, the IGP agreed not to sue or take administrative action against Appleton and NCR during the four-year period.

In January 2006, Appleton and NCR entered into a modified and partially extended consent decree with the IGP. Pursuant to the 2006 consent decree, Appleton and NCR agreed to collectively provide up to $5 million over a period of one year for interim restoration efforts directed by the IGP. In addition, Appleton and NCR agreed to collectively provide up to $1 million toward the preparation of a Restoration Progress Report analyzing the progress toward the restoration goals related to the Lower Fox River. Under the 2006 consent decree, the IGP agreed not to sue or take administrative action against Appleton or NCR during the one-year period.

Neither the 2001 consent decree nor the 2006 consent decree constitutes a final settlement with the IGP or provides protection against future claims against Appleton and NCR. However, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended under the consent decrees.

A precise estimate of Appleton’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of liability relative to the other PRPs. However, the issuance of the RODs and the beginning of remediation activities provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability. At December 31, 2005 this reserve approximated $96.0 million. During first quarter 2006, $2.5 million of payments were made against this reserve and, as a result, $93.5 million is remaining in the reserve as of April 2, 2006; $13.7 million is recorded in other accrued liabilities and $79.8 million is recorded as a long-term environmental liability.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of the November 9, 2001 acquisition, AWA agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. At December 31, 2005, the total indemnification receivable from AWA was $71.0 million. During first quarter 2006, $2.5 million of indemnification payments were received from AWA and, as a result, $68.5 million is remaining as the indemnification receivable; $13.7 million in other current assets and $54.8 million in environmental indemnification receivable. The $25.0 million difference between the reserve and the indemnification receivable represents the share of Lower Fox River costs for which Appleton is responsible. A $21.0 million charge was recorded against earnings in 2002 and accreted to $25.0 million through the end of fiscal 2005. This discounted share originally was calculated using a discount rate of 6.0%.

A summary of the indemnification receivable/environmental liability is provided below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability
Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)
Accretion of Lower Fox River environmental liability	—	(747)
Fair market valuation of AWA indemnification receivable and the Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	20,380	(20,380)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)
Establishment of reserve for Appleton’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)
Payments made for indemnification receivable/environmental liability	(14,077)	14,077
Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	73,501	(94,518)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)
Payments made for indemnification receivable/environmental liability	(6,867)	6,867
Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	86,797	(109,096)
Payments made for indemnification receivable/environmental liability	(14,522)	14,522
Accretion of Lower Fox River indemnification receivable/environmental liability	5,523	(6,854)

Balance, January 1, 2005	77,798	(101,428)
Payments made for indemnification receivable/environmental liability	(11,832)	11,832
Accretion of Lower Fox River indemnification receivable/environmental liability	5,046	(6,416)

Balance, December 31, 2005	71,012	(96,012)
Payments made for indemnification receivable/environmental liability	(2,537)	2,537

Balance, April 2, 2006	$68,475	$(93,475)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton used the estimates described below, including the government agency estimates, in evaluating its total Lower Fox River environmental liability and establishing its environmental liability reserves: (1) total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate (Appleton assumes that Appleton and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for discharges from other sources as alleged by other PRPs); (3) costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less based on the IGP’s settlement of other NRD claims; (4) Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on the interim settlement agreement with NCR and the arbitration determination; and (5) $20 million in fees and expenses. Because of the numerous uncertainties underlying these estimates, it is possible that Appleton’s share of costs could be higher.

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, Appleton believes that it could be necessary to undertake remedial action in the future, although Appleton is currently under no obligation to do so. Appleton has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments could involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action–including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River–was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and Appleton’s share of these remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the acquisition of the Company by the ESOP in 2001, and as limited by the terms of the purchase agreement, AWA agreed to indemnify the Company for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, in April 2005, eleven local residents who allegedly live (or have lived) near the wastewater treatment plant of the mill and two former mill employees (and one of their spouses) filed lawsuits in Montgomery County, Ohio court, alleging that Appleton released and continues to release hazardous substances from the mill, including PCBs, dioxins and fluorochemicals, which allegedly caused injury to the plaintiffs and/or damage to their property. The lawsuits have been removed to the United States District Court for the Southern District of Ohio. The local resident plaintiffs have requested that the court certify the matter as a class action. The plaintiffs are seeking compensatory and punitive damages, remediation and other relief. The lawsuit commenced by the two former mill employees has been dismissed without prejudice. The claims of the local resident plaintiffs remain pending.

Other than the PCB contamination in the area of the wastewater impoundments, there are no other known material liabilities with respect to environmental issues at the West Carrollton mill.

Other

From time to time, Appleton may be involved in various demands, claims, suits or other legal proceedings arising in the ordinary course of its business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. For example, from time to time over the past 25 years, Appleton has been involved in product liability claims relating to its carbonless copy paper products. The Company has successfully defended such claims, settling some for amounts which are not material to the business and obtaining dismissals in others based on various arguments, including, in certain cases, that the plaintiffs’ alleged proof that carbonless paper causes injury was based on “junk science.” While the Company vigorously defends itself and expects to prevail in any similar cases that may be brought against Appleton in the future, there can be no assurance that the Company will be successful in its defense.

Other than the Lower Fox River matter described above, and unless the Company’s expectations regarding defending product or other liability matters prove to be wrong, Appleton does not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a materially adverse effect on its financial position, results of operations or cash flows.

13. EMPLOYEE STOCK OWNERSHIP PLAN

The Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) includes a separate employee stock ownership plan component (the “ESOP”). The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature, which provides participants with the ability to make pre-tax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP is a tax-qualified employee stock ownership plan that is designed to invest primarily in the common stock of PDC.

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

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the agreements providing for the senior credit facility, the 8.125% Senior Notes due 2011 and the 9.75% Senior Subordinated Notes due 2014 restrict Appleton’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may conflict with the terms of the senior credit and note agreements. During 2005 and 2006, Appleton exercised its right to satisfy requests for distributions to former participants using five equal annual installments.

Appleton’s matching contributions charged to expense amounted to $2.1 million and $2.4 million for the three months ended April 2, 2006 and April 3, 2005, respectively. The $2.1 million matching contribution will be made to the Company Stock Fund upon receipt of the corresponding employee deferrals to be received from the ESOP trustee at the end of second quarter 2006. As a result of hardship withdrawals, 476 shares of PDC redeemable common stock were repurchased during the first three months of 2006 at an aggregate price of $14,000.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with the FASB’s Emerging Issues Task Force Topic D-98, redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of April 2, 2006. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The Company accreted the redeemable common stock by $3.0 million for the three months ended April 2, 2006. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $345 million was determined. The redeemable common stock recorded book value as of April 2, 2006 was $188 million, which leaves a remaining unrecognized liability to be accreted of approximately $157 million. The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. The interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments, if any, as of the first quarter and third quarter of each year, will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

14. LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	April 2, 2006	December 31, 2005
Senior secured variable rate notes payable at LIBOR plus 2.25%, $573 due quarterly with $108,268 due March 31, 2010 and $108,268 due June 11, 2010	$225,129	$231,309
Revolving line of credit at LIBOR plus 2.5%	—	2,000

	225,129	233,309
Less obligations due within one year	(2,291)	(7,941)

	222,838	225,368
Unsecured variable rate industrial development bonds, 3.3% average interest rate at April 2, 2006, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior notes payable at 8.125%, due June 15, 2011	172,000	172,000
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000
Senior subordinated notes payable at 12.5%, due December 15, 2008	7,000	7,000

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The senior credit facility is unconditionally guaranteed by Paperweight Development Corp. and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior notes and senior subordinated notes are unconditionally guaranteed by PDC, C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and New England Extrusion Inc. (see Note 16 “Guarantor Financial Information”).

The senior credit facility, senior notes and 9.75% senior subordinated notes contain affirmative and negative covenants. In general, the covenants contained in the senior credit facility are more restrictive than those of the senior notes and 9.75% senior subordinated notes. Among other restrictions, the covenants contained in the senior credit facility require Appleton to meet specified financial tests, including leverage and interest and fixed charge coverage ratios, which become more restrictive over the term of the debt.

The senior credit facility, senior notes and 9.75% senior subordinated notes also contain covenants, which, among other things, restrict Appleton’s ability and the ability of Appleton’s other guarantors of the senior credit facility, senior notes and 9.75% senior subordinated notes to incur liens; engage in transactions with affiliates; incur additional indebtedness; declare dividends or redeem or repurchase capital stock; make loans and investments; engage in mergers, acquisitions, consolidations and asset sales; acquire assets, stock or debt securities of any person; make capital expenditures; terminate the S corporation status of PDC or the qualified subchapter S subsidiary status of its subsidiaries eligible to elect such status; amend its debt instruments; amend or terminate the ESOP; and amend other agreements related to the acquisition.

Appleton has determined that in the second fiscal quarter of 2006, payments for stock redemptions will total approximately $16 million, approximately $5.8 million of which will be installment payments. Even though Appleton expects that it will convert all eligible redemption payments to an installment basis, it appears that the total payments for stock redemptions will exceed the covenant limitations established by Appleton’s senior note and senior subordinated note indentures. Accordingly, Appleton is currently talking with its financial and legal advisors regarding the impact of the projected stock redemption payments on the restrictive covenants of the indentures and exploring the appropriate course of action required to enable Appleton to make the projected payments in compliance with the covenants. Defaults on any of the indebtedness could result in acceleration of the indebtedness and cause Appleton to dispose of its assets or declare bankruptcy and, as a result, Appleton may not have sufficient funds to satisfy its obligations under the senior notes and senior subordinated notes.

During the first quarter of 2006, Appleton made a $5.6 million excess cash flow payment, plus interest, and a $587,000 mandatory debt payment, plus interest, on the senior credit facility. Effective March 21, 2006, Appleton fixed the interest rate, at 7.16%, on $100.0 million of its variable rate notes with a three-year interest rate swap contract. Also during the quarter, Appleton repaid the entire $2.0 million outstanding on the revolving line of credit.

At April 2, 2006, there was approximately $107.4 million of unused borrowing capacity under the $125 million revolving credit facility for working capital and other corporate purposes. Approximately $17.6 million of the revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.5% per annum is assessed on the unused borrowing capacity.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The six-month LIBOR rate at April 2, 2006 was 5.1%.

The senior subordinated notes due in 2008 and the senior subordinated notes due 2014 are unsecured obligations of Appleton, ranking subordinate in right of payment to all senior debt of Appleton, and are unconditionally, jointly and severally guaranteed by PDC, C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Limited and New England Extrusion Inc. (see Note 16 “Guarantor Financial Information”). Interest on the senior subordinated notes is payable semi-annually in June and December of each year.

The senior subordinated notes due in 2008 were not redeemable at Appleton’s option prior to December 15, 2005. By the terms of these notes, on or after December 15, 2005, Appleton may redeem during the 12-month period beginning on December 15 of the applicable year all or a part of the senior subordinated notes at the redemption prices of 106.25% in 2005, 103.125% in 2006 and 100% in 2007 and thereafter, plus accrued and unpaid interest and liquidated damages, if any. By the terms of the senior notes, however, such redemption cannot take place, as the senior note indenture precludes Appleton from retiring any subordinated debt other than at its maturity.

15. SEGMENT INFORMATION

In late 2005, as a result of organizational and management reporting changes, the Company determined it now has five reportable segments. The financial information concerning the Company’s reportable segments for reported prior periods has been revised to reflect these new reportable segments. The Company’s five reportable segments are as follows: coated solutions, thermal papers, security papers, secure and specialized print services and performance packaging. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with specific segments, interest income, interest expense, debt extinguishment expenses and foreign currency gains and losses.

The coated solutions segment includes carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of its coated solutions segment, the Company produces coated products for point-of-sale displays and other design and print applications. The Company also offers customers custom coating solutions and the potential for strategic partnerships through its engineered manufacturing solutions, or toll coating, program. This program focuses on the Company’s ability to apply barrier and/or printable coatings to substrates. The Company supplies coated solutions products to paper merchants, business forms printers and paper converters primarily in North America.

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. These products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; engineering, medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications. The Company supplies thermal products primarily to printers and paper converters in North America.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The security papers segment produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation Appleton is building a portfolio of products that incorporate security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies to serve global markets. The focus of the security papers segment is on checks and business and government documents.

The secure and specialized print services segment includes BemroseBooth. BemroseBooth is located in England and was acquired by Appleton in December 2003 to gain greater access to international security product markets. BemroseBooth provides business-critical products with security features and specialized print management services to the transactional services, secure logistics and promotional products markets. BemroseBooth’s products include security-printed vouchers and payment cards, mass transit and car parking tickets, variable data labeling, high-integrity mailing and printed calendars. The company also offers print management services, such as creative design, product sourcing and stock and logistics management, through a network of external suppliers.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization, as determined by Appleton for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended April 2, 2006	For the Three Months Ended April 3, 2005
Net sales
Technical papers
Coated solutions	$147,538	$151,811
Thermal papers	62,603	50,946
Security papers	7,434	6,559

	217,575	209,316
Secure and specialized print services	22,471	20,553
Performance packaging	28,881	23,139

Total	$268,927	$253,008

Operating income (loss)
Technical papers
Coated solutions	$16,128	$13,719
Thermal papers	2,438	201
Security papers	704	(825)

	19,270	13,095
Secure and specialized print services	(634)	(2,015)
Performance packaging	1,752	1,169
Unallocated corporate charges and business development costs	(3,080)	(5,007)

Total	$17,308	$7,242

Depreciation and amortization
Technical papers
Coated solutions	$11,450	$12,303
Thermal papers	3,718	3,897
Security papers	769	683

	15,937	16,883
Secure and specialized print services	1,565	1,748
Performance packaging	1,501	1,090
Unallocated corporate charges	92	109

Total	$19,095	$19,830

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During first quarter 2006, the Company recorded restructuring costs within its reportable segments as follows: $0.1 million in coated solutions and $0.1 million in performance packaging. During first quarter 2005, the Company recorded restructuring costs within its reportable segments as follows: $2.4 million in coated solutions, $0.3 million in thermal papers, $0.2 million in security papers and $0.6 million in unallocated corporate charges and business development costs.

16. GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes (the “Notes”) which have been guaranteed by PDC (the “Parent Guarantor”), C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Limited and New England Extrusion Inc., each of which is a wholly-owned subsidiary of Appleton (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of April 2, 2006 and December 31, 2005 and for the three months ended April 2, 2006 and April 3, 2005. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

Separate financial statements for the Parent and Subsidiary Guarantors are not presented based on management’s determination that they would not provide additional information that is material to readers of these financial statements.

The senior credit facility, the senior notes and the senior subordinated notes place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 2, 2006

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$23,684	$4,412	$3,638	$—	$31,734
Accounts receivable, net	—	93,685	19,259	7,302	—	120,246
Inventories	—	110,820	28,205	1,901	—	140,926
Other current assets	13,700	5,677	2,124	63	—	21,564

Total current assets	13,700	233,866	54,000	12,904	—	314,470

Property, plant and equipment, net	—	386,230	61,035	31	—	447,296
Investment in subsidiaries	284,880	160,217	—	—	(445,097)	—
Other assets	54,787	86,397	112,848	101	—	254,133

Total assets	$353,367	$866,710	$227,883	$13,036	$(445,097)	$1,015,899

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$2,291	$—	$—	$—	$2,291
Accounts payable	—	45,145	15,519	139	—	60,803
Due to (from) parent and affiliated companies	248,897	(285,905)	36,080	928	—	—
Other accrued liabilities	—	73,882	10,269	1,533	—	85,684

Total current liabilities	248,897	(164,587)	61,868	2,600	—	148,778

Long-term debt	—	560,488	—	—	—	560,488
Capital lease obligation	—	2,378	—	—	—	2,378
Other long-term liabilities	—	183,551	16,071	163	—	199,785
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	104,470	284,880	149,944	10,273	(445,097)	104,470

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$353,367	$866,710	$227,883	$13,036	$(445,097)	$1,015,899

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$11,144	$4,834	$2,444	$—	$18,422
Accounts receivable, net	—	85,939	30,923	7,106	—	123,968
Inventories	—	113,346	26,953	2,293	—	142,592
Other current assets	13,700	5,392	1,858	66	—	21,016

Total current assets	13,700	215,821	64,568	11,909	—	305,998

Property, plant and equipment, net	—	398,407	61,917	33	—	460,357
Investment in subsidiaries	275,366	159,473	—	—	(434,839)	—
Other assets	57,324	89,644	110,525	43	—	257,536

Total assets	$346,390	$863,345	$237,010	$11,985	$(434,839)	$1,023,891

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$7,941	$—	$—	$—	$7,941
Accounts payable	—	41,664	19,458	28	—	61,150
Due to (from) parent and affiliated companies	248,934	(287,422)	39,077	(589)	—	—
Other accrued liabilities	—	74,522	15,061	1,515	—	91,098

Total current liabilities	248,934	(163,295)	73,596	954	—	160,189

Long-term debt	—	563,018	—	—	—	563,018
Capital lease obligation	—	2,510	—	—	—	2,510
Other long-term liabilities	—	185,746	14,560	412	—	200,718
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	97,456	275,366	148,854	10,619	(434,839)	97,456

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$346,390	$863,345	$237,010	$11,985	$(434,839)	$1,023,891

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 2, 2006

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$218,583	$51,266	$16,911	$(17,833)	$268,927
Cost of sales	—	163,508	40,673	16,508	(17,973)	202,716

Gross profit	—	55,075	10,593	403	140	66,211
Selling, general and administrative expenses	—	38,518	9,400	754	—	48,672
Restructuring and other charges	—	231	—	—	—	231

Operating income (loss)	—	16,326	1,193	(351)	140	17,308
Interest expense	2,486	12,218	755	—	(3,241)	12,218
Interest income	—	(3,411)	(34)	(13)	3,241	(217)
Income in equity investments	(8,062)	(550)	—	—	8,612	—
Other (income) expense	—	(35)	(39)	8	119	53

Income (loss) before income taxes	5,576	8,104	511	(346)	(8,591)	5,254
Provision (benefit) for income taxes	—	42	(364)	—	—	(322)

Net income (loss)	$5,576	$8,062	$875	$(346)	$(8,591)	$5,576

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 3, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$208,761	$43,682	$16,243	$(15,678)	$253,008
Cost of sales	—	157,048	34,276	15,168	(15,643)	190,849

Gross profit	—	51,713	9,406	1,075	(35)	62,159
Selling, general and administrative expenses	—	39,650	11,060	676	50	51,436
Restructuring and other charges	—	3,481	—	—	—	3,481

Operating income (loss)	—	8,582	(1,654)	399	(85)	7,242
Interest expense	2,576	15,774	807	—	(6,901)	12,256
Interest income	—	(3,539)	(3,563)	(9)	6,901	(210)
Intercompany royalty expense (income)	—	2,959	(2,959)	—	—	—
Loss (income) in equity investments	1,707	(5,040)	—	—	3,333	—
Other expense (income)	—	135	(57)	(79)	246	245

(Loss) income before income taxes	(4,283)	(1,707)	4,118	487	(3,664)	(5,049)
Benefit for income taxes	—	—	(766)	—	—	(766)

Net (loss) income	$(4,283)	$(1,707)	$4,884	$487	$(3,664)	$(4,283)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 2, 2006

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,576	$8,062	$875	$(346)	$(8,591)	$5,576
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	—	16,061	3,032	2	—	19,095
Other	—	2,906	(313)	8	—	2,601
Change in assets and liabilities, net	(5,525)	(3,075)	(286)	13	8,591	(282)

Net cash provided (used) by operating activities	51	23,954	3,308	(323)	—	26,990
Cash flows from investing activities:
Proceeds from sale of equipment	—	—	788	—	—	788
Additions to property, plant and equipment	—	(2,484)	(1,521)	—	—	(4,005)

Net cash used by investing activities	—	(2,484)	(733)	—	—	(3,217)
Cash flows from financing activities:
Payments of long-term debt	—	(6,180)	—	—	—	(6,180)
Payments relating to capital lease obligation	—	(183)	—	—	—	(183)
Payments of revolving line of credit	—	(2,000)	—	—	—	(2,000)
Due to parent and affiliated companies, net	(37)	1,517	(2,997)	1,517	—	—
Payments to redeem common stock	(14)	—	—	—	—	(14)
Decrease in cash overdraft	—	(1,899)	—	—	—	(1,899)

Net cash (used) provided by financing activities	(51)	(8,745)	(2,997)	1,517	—	(10,276)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(185)	—	—	—	(185)
Change in cash and cash equivalents	—	12,540	(422)	1,194	—	13,312
Cash and cash equivalents at beginning of period	—	11,144	4,834	2,444	—	18,422

Cash and cash equivalents at end of period	$—	$23,684	$4,412	$3,638	$—	$31,734

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 3, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(4,283)	$(1,707)	$4,884	$487	$(3,664)	$(4,283)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	—	15,943	3,882	5	—	19,830
Other	—	3,832	(57)	(79)	—	3,696
Change in assets and liabilities, net	2,647	(18,477)	6,086	(1,643)	3,664	(7,723)

Net cash (used) provided by operating activities	(1,636)	(409)	14,795	(1,230)	—	11,520
Cash flows from investing activities:
Proceeds from sale of equipment	—	12	—	—	—	12
Acquisition of business, net of cash acquired	—	(68,897)	—	—	—	(68,897)
Additions to property, plant and equipment	—	(7,029)	(1,529)	—	—	(8,558)

Net cash used by investing activities	—	(75,914)	(1,529)	—	—	(77,443)
Cash flows from financing activities:
Payments of long-term debt	—	(625)	—	—	—	(625)
Payments relating to capital lease obligation	—	(168)	—	—	—	(168)
Proceeds from revolving line of credit	—	30,000	—	—	—	30,000
Payments of revolving line of credit	—	(23,500)	—	—	—	(23,500)
Due to parent and affiliated companies, net	1,812	18,943	(19,664)	(1,091)	—	—
Proceeds from issuance of redeemable common stock	—	4,431	—	—	—	4,431
Payments to redeem common stock	(176)	—	—	—	—	(176)
Increase in cash overdraft	—	517	—	—	—	517

Net cash provided (used) by financing activities	1,636	29,598	(19,664)	(1,091)	—	10,479
Effect of foreign exchange rate changes on cash and cash equivalents	—	(105)	—	—	—	(105)
Change in cash and cash equivalents	—	(46,830)	(6,398)	(2,321)	—	(55,549)
Cash and cash equivalents at beginning of period	—	55,892	9,293	4,753	—	69,938

Cash and cash equivalents at end of period	$—	$9,062	$2,895	$2,432	$—	$14,389

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Paperweight Development Corp. (“the Company” or “Paperweight Development”) and Appleton Papers Inc. (“Appleton”) for the fiscal quarter ended April 2, 2006. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

In April 2005, Appleton appointed a new chief executive officer, Mark R. Richards, to succeed Douglas P. Buth. In the months immediately following Mr. Richards’ appointment, he and the senior management team defined and communicated a new vision statement for Appleton to refocus the company on its core businesses in technical papers and performance packaging as well as place a greater emphasis on growing international markets. The vision statement reads as follows:

We will use market insight to be better than anyone else at providing technically advanced papers, films and services for communication and packaging that ensure quality, security and convenience for businesses around the world. We expect to consistently deliver on this promise because we are passionate in learning about and serving our customers, committed to operational excellence and dedicated to sustainable growth.

To align the company and promote accountability, Appleton put in place four strategic platforms: Customer Focused Quality, Operational Excellence, Growth and People Development and Diversity.

•	Customer Focused Quality. CFQ means we are passionate in learning about and consistently meeting the needs of our customers in each segment of our businesses. The CFQ platform is all about using market insight to offer products and services that exceed customer expectations. CFQ includes placing our customers into meaningful segments so that we can deliver the right balance of product quality, service and price with the highest level of efficiency.

•	Operational Excellence. The Operational Excellence platform ensures that we consistently deliver value to both our customers and shareholders. Operational Excellence is a discipline focused on four critical operational components: safety, environment, quality and productivity. Our emphasis on employee safety demonstrates that we highly value our people. The attention to detail required to achieve employee safety leads to excellence in all aspects of the company. Further, we respect the communities in which we have operations and are implementing environmental initiatives, such as complying with the standards of ISO 14001, to promote the continuous improvement of our environmental standards at all Appleton sites. Quality is all about process control and the discipline to do things right the first time. Productivity is a commitment to eliminate waste from processes using tools such as lean manufacturing and Six Sigma. These tools are data-driven, methodical programs of continuous improvement designed to eliminate waste, reduce process variation and eliminate costs throughout the company, including in administrative areas.

•	Growth. The Growth platform is all about identifying new business opportunities that leverage our existing products, markets and core competencies. Market insight into customer needs will drive our investment decisions for growth. The extent of our analysis and validation of customer needs will increase in proportion to the amount of money we invest in any one development effort. Our acquisition strategy will also closely align with this criterion. Future acquisitions must leverage one or more of our core competencies and extend our business into known markets or products.

•	People Development and Diversity. We established a People Development and Diversity platform to ensure ongoing and systematic development of our future leaders. If people do not grow, the company will not grow. To achieve our people development goals, we will perform annual leadership and management assessments and define management and technical career tracks. In addition, we are establishing a series of diversity and employee development initiatives aimed at improving organizational and individual employee performance. Leadership development not only drives our business, but also the culture that supports our business. The ability to attract, retain and develop a diverse talent pool is critical to our future success. Appleton is committed to hiring the best and brightest people capable of contributing diverse thoughts and ideas to improve business decision making.

In late 2005, Appleton announced a restructuring of the company to improve its market focus, streamline the organizational structure, reduce costs and position the company to pursue international growth opportunities. Appleton restructured its operations into three primary businesses to improve the company’s market focus: 1) technical papers, which includes the coated solutions, thermal papers and security papers segments for the U.S. and Canada, 2) international papers, including secure and specialized print services and 3) performance packaging.

Appleton also realigned the management structure of the company into the following three management divisions to streamline its organizational structure and reduce operating costs: technical papers, performance packaging and international. Specifically, the technical papers division includes the coated solutions, thermal papers and security papers segments and is focused primarily on the U.S. and Canadian markets. The performance packaging division includes the three performance packaging subsidiaries: American Plastics Company, Inc. (“American Plastics”) and New England Extrusion Inc. (“New England Extrusion”), both manufacturers of plastic film products, and C&H Packaging Company, Inc. (“C&H Packaging”), a printer and converter of flexible plastic packaging materials. The international division includes Appleton’s British subsidiary, BemroseBooth Limited (“BemroseBooth”), as well as a sales and marketing team focused on increasing international sales of Appleton’s various products outside the U.S. and Canada. The realignment of Appleton’s management structure is consistent with its new vision and promotes management accountability by aligning all divisional resources under a division general manager and providing them clear growth and profitability objectives.

Each division is, or will be, headed by an executive who is responsible for managing all aspects of the operations and sales within the division. Appleton has recently appointed three new members to its divisional leadership team, Walter M. Schonfeld, M. Kathleen Bolhous and Sarah T. Macdonald, who will manage the technical papers division, the performance packaging division and the international division, respectively. Mr. Schonfeld’s appointment was announced in early May 2006 and he is expected to join Appleton on or about May 15, 2006. Appleton has also appointed two new members to its senior management team: Kent E. Willetts, Vice President of Marketing and Strategy, and Angela M. Tyczkowski, Vice President, Secretary and General Counsel.

Appleton creates product solutions for customers and end users through its development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. Appleton has five reportable business segments: coated solutions, thermal papers, security papers, secure and specialized print services and performance packaging. Note 15 of Notes to Condensed Consolidated Financial Statements reflects the performance of these five segments.

Appleton’s coated solutions segment, which includes carbonless paper products, is the largest component of its technical papers business. The U.S. carbonless market has been in decline since 1994. Appleton believes the carbonless market is declining as users switch to alternative modes of communication and technologies that do not use impact printing to create images. Based on its assessment, Appleton believes the compound annual rate of decline in the U.S. carbonless market from 1994 to 1999 approximated 4%. On the same basis, it is estimated that the U.S. carbonless paper market declined by approximately 10% in 2000 and by approximately 8% annually from 2001 through 2004, and will decline over the next five years at rates comparable to historical levels. Appleton believes the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 3% per year. The coated solutions segment accounted for approximately 56% of total net sales in fiscal 2005.

In addition to the declining U.S. and foreign carbonless markets, Appleton’s carbonless business continues to experience the impact of competitive pricing by both foreign and domestic producers. Other domestic carbonless producers, wanting to maintain or increase their market share, have continued their competitive pricing strategies. In addition, foreign competitors, who serve approximately 8% of the U.S. carbonless market, continue with their aggressive, low-price strategy to sell into the U.S. carbonless market, which also leads to a reduction in net selling prices. As a result of this increased pricing competition in recent years, Appleton has continued to experience pressure on its overall carbonless selling prices. However, based upon the escalation in raw material and other manufacturing costs, Appleton implemented two price increases during fiscal 2005. During the fourth quarter of 2004, Appleton announced a price increase for both rolls and sheets in the domestic and international markets. This increase took effect in the first quarter of 2005. A further price increase took effect in August of 2005 for domestic carbonless sheets and for domestic and Canadian carbonless roll products.

The U.S. and Canadian thermal market experienced strong growth during the 1990s and is expected to continue growing as the advantages of thermal printing systems become more widely recognized. These advantages include their competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and their use of a single consumable (thermal paper) versus other printing systems, which require paper and ink or toner cartridges. Based on Appleton’s assessment, it is estimated that the annual rate of growth in the U.S. and Canadian thermal market from 1996 to 2005 averaged 7% for the period. Based on its assessment, Appleton believes the U.S. and Canadian thermal market will continue to grow at a compound annual rate of more than 3% between 2006 and 2010. Appleton also believes the global market for thermal products will grow at approximately 7% between 2006 and 2010.

Appleton has also continued to experience the impact of competitive pricing in most market channels and product lines within its thermal papers segment from both foreign and domestic producers. However, Appleton was able to implement a modest price increase in its point-of-sale, label and tag product lines in the second quarter of 2005. Appleton also implemented a price increase across its full range of point-of-sale products and for certain ticket grades in the first quarter of 2006.

Over the past few years, Appleton’s management team has developed and implemented growth strategies to offset the declining nature of the U.S. and foreign carbonless markets and the resulting impact on revenue and operating income. Strategies for growth include strengthening and expanding Appleton’s presence in certain growing market segments and broadening its product offerings through internal research and development initiatives and acquisitions. In April 2003, Appleton entered the performance packaging market through its acquisition of C&H Packaging and American Plastics. Appleton added its secure and specialized print services business through the acquisition of BemroseBooth in December 2003. In January 2005, Appleton added to its performance packaging business with its acquisition of New England Extrusion. Appleton has evaluated, and will continue to evaluate, opportunities to acquire other companies that will help it achieve its business strategies.

Financial Overview

With our new vision and a new management structure in place, including the addition of several new members to the senior management team, and with most of the 2005 restructuring initiatives behind us, Appleton has begun to realize the expected benefits of its 2005 restructuring initiatives, which are reflected in the first quarter 2006 results. Net sales for the first quarter of fiscal 2006 totaled $268.9 million, compared to $253.0 million for the first quarter of 2005. Net sales increased from the prior year period in four of the company’s five reportable segments: thermal papers, security papers, secure and specialized print services and performance packaging. The key contributing factors for the increase in net sales in the first fiscal quarter of 2006 for these four segments were increased sales volumes, improved pricing and improved product mix. Only the coated solutions segment experienced a decline in net sales from first quarter 2005 levels, decreasing by 2.8%, which was primarily due to a decrease in shipment volumes to the domestic and Canadian carbonless markets.

Appleton reported net income of $5.6 million for the first fiscal quarter of 2006 versus a $4.3 million net loss in the first quarter of 2005. Key factors in this turnaround include higher net sales in four of the five reportable segments, improved pricing, greater operating efficiencies, reduced selling, general and administrative expenses and a reduction in restructuring charges. All of the company’s five reportable segments reported an increase in operating income in the first fiscal quarter of 2006 when compared to the first fiscal quarter of 2005, including the coated solutions segment, despite the decline in its net sales.

Recent Acquisitions. On January 11, 2005, Appleton acquired substantially all of the assets of New England Extrusion, Inc., a privately-held company with its headquarters and a production facility in Turners Falls, Massachusetts, and an additional production facility in Milton, Wisconsin. The purchase price for this acquisition, net of cash acquired, approximated $68.8 million, including the assumption of certain liabilities. New England Extrusion specializes in the manufacture of single and multilayer polyethylene films for packaging applications and sells its high performance films to converters and select end users in the United States and Canada who laminate, print, coat or convert films for flexible packaging applications involving food, personal care, medical and industrial products. The financial results for New England Extrusion have been included in the company’s consolidated financial statements from the date of acquisition.

Restructuring and Other Charges. Due to the decline in Appleton’s carbonless business, management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, a salaried workforce reduction initiative was implemented in fiscal 2003. Appleton has continued to assess its staffing requirements for its headquarters operations and for its plants and mills and further reductions occurred throughout fiscal 2004. In late fiscal 2005, Appleton announced plans to restructure its business in order to improve its market focus, create a more streamlined organization, reduce costs and better position the company to pursue international growth opportunities. In fiscal 2005, Appleton recorded a $10.6 million charge for the restructuring of its U.S. business operations and its British subsidiary, BemroseBooth. During fiscal 2005, Appleton eliminated 94 positions as a result of restructuring its U.S. business. BemroseBooth announced in the third quarter of fiscal 2005 its exit from the traditional printing and binding portions of its information products business and, by the end of fiscal 2005, eliminated 54 positions. Separately, BemroseBooth also announced an organizational restructuring to increase market focus, centralize its operating structure and position BemroseBooth to pursue growth in print services. See Note 4 of Notes to Condensed Consolidated Financial Statements for further information on the effects of the restructuring.

Effects of Inflation. The cost for certain of Appleton’s raw materials, including base stock, chemicals and pulp, as well as the cost for energy, including natural gas, oil and electricity, has generally been subject to price changes and can have a material effect on Appleton’s business, financial condition and results of operations. The costs for certain raw materials and energy increased during fiscal 2005 and into the first quarter of fiscal 2006 and are expected to continue to increase. However, during fiscal 2005 and through the first quarter of fiscal 2006, we believe that the effects of general inflation have not been material to our business, financial condition or results of operations. Through price increases, Appleton has historically been able to pass on at least a portion of the increases in the cost of its raw materials to its customers. Appleton must rely on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of these cost increases. While Appleton expects that any significant increase in raw materials or energy will be offset by price increases to its customers and/or by its cost containment, productivity and efficiency initiatives, should Appleton be unable to pass on or mitigate any future price increases, its profitability could be impacted.

Comparison of Results of Operations for the Three-Month Periods Ended April 2, 2006 and April 3, 2005

Net Sales. Net sales for the three months ended April 2, 2006 were $268.9 million, an increase of $15.9 million, or 6.3%, compared to the prior year period, as all segments other than coated solutions reported increased net sales in the first fiscal quarter of 2006. Coated solutions segment net sales totaled $147.5 million, a decrease of approximately $4.3 million, or 2.8%, from prior year levels, primarily due to lower shipment volumes of carbonless products as a result of a decline in the demand for carbonless products in both the U.S. and Canadian markets. Carbonless shipment volumes decreased 2.5% from the first quarter of fiscal 2005. Although international shipment volumes in the first fiscal quarter of 2006 increased by 33% from the first fiscal quarter of 2005, declines in shipment volumes in both the U.S. and Canadian markets more than offset the growth in international shipments. Across all grades and market channels, average carbonless net selling prices were up modestly from the first quarter of 2005. This reflects the price increases implemented by Appleton in the first and third quarters of 2005, partially offset by the unfavorable product mix effects of a further increase in the proportion of products sold into international markets where average prices are somewhat lower than in the U.S. and Canadian markets. Thermal papers segment net sales were $62.6 million, an increase of $11.7 million, or 22.9%, compared to the prior year period, primarily due to a 23.3% volume increase. Thermal paper shipment volumes were higher than the first quarter of fiscal 2005 in the domestic, Canadian and international markets and year-on-year increases were experienced in all major product lines. Label, tag and ticket and gaming/lottery grades showed the greatest growth, in excess of 40%, versus the prior year’s first fiscal quarter. Average net selling prices per ton improved as a result of the modest price increases implemented in the second quarter of fiscal 2005 for point-of-sale, label and tag products. Security papers segment net sales were $7.4 million in the first quarter of fiscal 2006, an increase of $0.9 million, or 13.3%, from the first quarter of the prior year. Shipment volumes of security papers increased 16.9% from the first quarter of 2005 due to increases in all major markets. Secure and specialized print services segment net sales, represented by BemroseBooth, were $22.5 million and increased by $1.9 million, or 9.3%, from 2005 first quarter levels. The increase in net sales relative to the first quarter of 2005 was experienced across all manufacturing facilities and was concentrated primarily in the transactional mailing, security paper, continuous format phone card and U.K. government tax stamp product lines. Performance packaging segment net sales totaled $28.9 million in the first fiscal quarter of 2006, increasing $5.7 million, or 24.8%, over the first quarter of 2005. First quarter 2006 net sales by American Plastics and New England Extrusion, the film manufacturers, combined increased more than $5 million from the first quarter of 2005. Factors in this increase included improved pricing, due to price increases implemented in the fourth quarter of 2005; increased shipment volumes, due to increased sales to new customers acquired in 2005; and a full quarter of sales by New England Extrusion in 2006, whereas 2005 first quarter sales were only recognized from January 11 through the quarter-end.

Gross Profit. Gross profit was $66.2 million for the first quarter of fiscal 2006, an increase of $4.1 million, or 6.5%, compared to the prior year period. The increase was due to year-on-year increases in gross profit reported by the thermal papers, security papers, secure and specialized print services and performance packaging segments, partially offset by a decline in gross profit in the coated solutions segment. Coated solutions segment gross profit for the first quarter of fiscal 2006 decreased by $1.2 million compared to the same period in fiscal 2005, due primarily to lower shipment volumes. The thermal papers segment contributed $2.5 million more gross profit dollars in the first quarter of 2006 than in the first quarter of 2005 due to increased sales volumes, improved product sales mix and better operating efficiencies. Gross profit in the security papers segment increased by $1.3 million for the first quarter of fiscal 2006, also due to increased sales volumes and improved margins. In the secure and specialized print services segment, gross profit increased by $0.4 million from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 due to increased sales volumes and improved utilization of manufacturing capacity. Gross profit in the performance packaging segment increased by $0.8 million over the first quarter of fiscal 2005. Within this segment, both of the film manufacturers, American Plastics and New England Extrusion, recorded increases in gross profit on higher net sales versus the first quarter of 2005, partially offset by unfavorable product mix factors, while C&H Packaging experienced a modest decline due to increases in certain manufacturing costs. Total company gross profit margin was 24.6% for the first quarter of fiscal 2006 as well as for the first quarter of fiscal 2005 with pricing, sales mix factors and cost containment efforts offsetting the effects of inflation on raw material and utility costs.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter of fiscal 2006 were $48.7 million, a decrease of $2.8 million, or 5.4%, compared to the prior year period, due primarily to a reduction in research and development expenditures and staffing reductions resulting from the ongoing restructuring efforts. Distribution costs for the first quarter of fiscal 2006 increased by $1.2 million, or 7.6%, compared to the prior year period due to the increased thermal and security papers shipment volumes and increased fuel costs in the technical papers and performance packaging divisions. Central headquarters costs decreased $3.3 million, or 10.4%, from first quarter 2005 levels due to reduced research and development spending and a realization of the 2005 staffing reductions. Though research and development spending decreased from first quarter 2005 levels, Appleton is more sharply focusing its research and development on projects that leverage Appleton’s core competencies, its existing products or its market presence. Amortization expense increased by $0.2 million from the prior year period due to the recognition of purchase accounting adjustments related to the New England Extrusion acquisition. Within fiscal 2006 selling, general and administrative expenses, Appleton recorded $1.0 million of income related to insurance recoveries for operating costs associated with a legal matter.

Restructuring and Other Charges. During the first quarter of fiscal 2006, Appleton recognized employee termination costs of $0.2 million versus $3.5 million in the comparable 2005 period. The 2005 first quarter results reflected the cost of staffing reductions at Appleton’s headquarters operations and voluntary severance packages offered to eligible union employees at Appleton’s Roaring Spring and West Carrollton paper mills.

Operating Income. Operating income for the first quarter of fiscal 2006 was $17.3 million, an increase of $10.1 million, or 139%, compared to the prior year period. Operating income as a percentage of net sales for the first quarter of fiscal 2006 was 6.4% as compared to 2.9% of net sales for the prior year period. Coated solutions segment operating income for the first quarter of fiscal 2006 increased $2.4 million compared to the prior year period, primarily due to improved pricing, operating efficiencies, lower selling, general and administrative expenses and reduced restructuring charges. Thermal papers segment operating income for the first quarter of fiscal 2006 increased $2.2 million compared to the prior year period due to increased sales volumes, improved product sales mix and improved operating efficiencies. Appleton’s security papers segment reported operating income of $0.7 million in the first quarter of fiscal 2006 versus an operating loss of $0.8 million in the first quarter of 2005. Increased sales volumes, improved pricing, improved product mix and operating efficiencies were all significant contributing factors. The secure and specialized print services segment reported an operating loss of $0.6 million for the first fiscal quarter of 2006, a $1.4 million improvement from the $2.0 million operating loss in the first quarter of 2005, which came about as a result of increased sales volumes, improved manufacturing capacity utilization and various cost reduction initiatives. The performance packaging segment’s operating income for the first quarter of fiscal 2006 increased by $0.6 million compared to the prior year period, primarily due to an increase in operating income for the film manufacturing operations due to an increase in net sales as compared to the first quarter of fiscal 2005. Business development and other unallocated costs were $1.9 million lower in the first quarter of fiscal 2006 than in the prior year period as a result of the decrease in employee termination costs and reduced levels of spending on research and technology development.

Interest Expense. Interest expense for the first quarter of fiscal 2006 was $12.2 million, a decrease of $0.1 million compared to the prior year period. The major components of interest expense are detailed in the table below. The most notable change in comparing the first quarters of fiscal 2006 and 2005 is the increase in interest expense on Appleton’s floating rate term loans from 2005 levels. Though Appleton fixed the interest rate on a portion ($100 million) of that debt with a three-year interest rate swap contract that took effect on March 21, 2006, all of the outstanding indebtedness under the existing credit facility was at a floating rate through most of the first quarter of 2006 and LIBOR rates have increased fairly steadily since the end of the first quarter of 2005. Interest on Appleton’s senior notes decreased as a result of retiring $13.0 million of the notes during fiscal 2005. No further interest expense was recognized for accretion of the Fox River liability as Appleton has fully accreted the obligation to $25.0 million, representing Appleton’s share of the liability under the terms of its agreement with Arjo Wiggins Appleton Limited. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for further information on the Fox River liability.

Interest Expense
	First Fiscal Quarter
	2006	2005
	(dollars in millions)
Interest expense—term loans	$3.9	$3.0
Interest expense—senior notes	3.5	3.8
Interest expense—senior subordinated notes	3.9	3.9
Interest expense—deferred debt expense	0.5	0.4
Interest expense—Fox River accretion	—	0.3
Interest expense—other	0.4	0.9

Total interest expense	$12.2	$12.3

Interest Income. Interest income for the first quarter of fiscal 2006 was $0.2 million, similar to the prior year period. In both years, most of the interest represents earnings on short-term investments.

Foreign Exchange Loss. A foreign exchange loss of $0.1 million was recognized in the first quarter of fiscal 2006 as compared to a loss of $0.2 million in the first quarter of 2005.

Benefit for Income Taxes. In connection with the acquisition of Appleton, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, Appleton expects to incur no future U.S. income tax liability and minimal state and local income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Appleton’s Canadian subsidiary, Appleton Papers Canada Ltd., and BemroseBooth, a company registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries. As a result, Appleton will incur a foreign tax liability. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If Appleton sells a material portion of its assets within that ten-year period, Appleton could be subject to a significant tax liability.

For the first fiscal quarter of 2006, Appleton recorded an income tax benefit of $0.3 million, which included a $0.4 million tax benefit recorded by BemroseBooth and a $0.1 million provision for state income taxes for Appleton’s other businesses. A net income tax benefit of $0.8 million was recognized in the first quarter of fiscal 2005, which was primarily attributable to the net loss position of BemroseBooth through the first quarter of 2005.

Net Income (Loss). Appleton reported net income of $5.6 million for the first quarter of fiscal 2006 versus a net loss for the first quarter of fiscal 2005 of $4.3 million. Major factors accounting for the improved results include the increases in net sales across all business segments other than the coated solutions segment, a $4.1 million increase in gross profit, a $2.8 million reduction in selling, general and administrative expenses and a $3.3 million decrease in restructuring costs.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities for the first quarter of fiscal 2006 was $27.0 million. Depreciation and amortization charges totaled $19.1 million during this period, a decrease of $0.7 million from the prior year period. Non-cash employer matching contributions to the KSOP during the quarter amounted to $2.1 million. A net increase in working capital for the first quarter of fiscal 2006 utilized $0.8 million of operating cash. Accounts receivable decreased by $3.9 million, primarily due to the collection of high year-end balances at BemroseBooth, which reflects the expected seasonality of the BemroseBooth business. Inventories decreased by $1.8 million. Raw materials in Appleton’s core businesses decreased by $3.6 million as the relatively high balances at the end of fiscal 2005 were reduced by strong first quarter 2006 shipment levels and continued inventory management efforts. Work in process inventories at C&H Packaging decreased by $1.7 million as the business was able to eliminate most of its year-end production backlogs, which brought work in process inventories down to more normal levels by the end of the first quarter of 2006. These decreases were offset by increases in finished goods inventories in Appleton’s core businesses, at C&H Packaging and at BemroseBooth. Within the core Appleton businesses, carbonless finished goods inventory increased by $1.0 million to levels better suited to maintaining service levels. C&H Packaging finished goods inventory increased $2.3 million due to increased production for make-and-hold customers. Finished goods inventories at BemroseBooth increased $1.4 million, reflecting the expected build from the seasonal low at the end of the prior year. Other major cash outflows included a $3.6 million reduction in accounts payable and other accrued liabilities, reflecting the payment of previously accrued customer rebates and employee bonuses based on fiscal 2005 results, and a $2.4 million decrease in the restructuring reserves, reflecting payments of severance benefits and other costs associated with the restructuring.

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

Cash Flows from Investing Activities. Net cash used by investing activities was $3.2 million for the first quarter of fiscal 2006, which represented $4.0 million of capital project spending net of $0.8 million in equipment sale proceeds.

Net cash used by investing activities was $77.4 million for the first quarter of fiscal 2005, $8.5 million of which represented capital project spending. An additional $68.9 million related to costs directly associated with Appleton’s January 2005 acquisition of New England Extrusion.

Cash Flows from Financing Activities. Net cash used by financing activities was $10.3 million for the first quarter of fiscal 2006. Appleton made mandatory repayments of $6.2 million on its term loans, including $5.6 million for the “excess cash flow,” a mandatory prepayment required under the terms of Appleton’s credit agreement and calculated in a prescribed manner following the close of each fiscal year, and repaid the entire $2.0 million of outstanding indebtedness under Appleton’s revolving credit facility. There were no proceeds from the issuance of Paperweight Development redeemable common stock during the first fiscal quarter of 2006 while payments to redeem Paperweight Development common stock were minimal. Cash overdrafts decreased by $1.9 million.

As described in the risk factor under Part II, Item 1A, below, and in Notes 13 and 14 of Notes to Condensed Consolidated Financial Statements, Appleton currently expects that, in order to comply with its financial covenants, some of its required ESOP share repurchases throughout the remainder of fiscal 2006 will be made on an installment basis, as permitted under the terms of the ESOP. Appleton has determined that in the second fiscal quarter of 2006, semi-annual payments for stock redemptions will total approximately $16 million, approximately $5.8 million of which will be in installment payments. Even though Appleton expects that it will convert all eligible redemption payments to an installment basis, it appears that the total payments for stock redemptions will exceed the covenant limitations established by Appleton’s senior note and senior subordinated note indentures by approximately $5.5 million. Accordingly, Appleton is currently talking with its financial and legal advisors regarding the impact of the projected stock redemption payments on the restrictive covenants of the indentures and exploring the appropriate course of action required to enable Appleton to make the projected payments in compliance with the covenants. Defaults on any of the indebtedness covered by these covenants could result in acceleration of the indebtedness and cause Appleton to dispose of its assets or declare bankruptcy and, as a result, Appleton may not have sufficient funds to satisfy its obligations under the senior notes and senior subordinated notes.

Net cash provided by financing activities was $10.5 million for the first quarter of fiscal 2005. Appleton made mandatory repayments of $0.6 million on its term loans and payments of $23.5 million against the $30.0 million borrowing under Appleton’s revolving line of credit, which had originated in connection with the January 2005 acquisition of New England Extrusion. Proceeds from the issuance of Paperweight Development redeemable common stock totaled $4.4 million during the quarter. Payments to redeem Paperweight Development common stock totaled $0.2 million in the first fiscal quarter of 2005. As described in the risk factor under Part II, Item 1A, below and in Notes 13 and 14 of Notes to Condensed Consolidated Financial Statements, in order to comply, with its financial covenants, Appleton converted some of its required ESOP share repurchases in fiscal 2005 to an installment basis, as permitted under the terms of the ESOP, which were then paid in the second fiscal quarter of 2005.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the meaning of the term ‘normal capacity’ was clarified. The provisions of SFAS 151 are applicable to inventory costs incurred by Appleton beginning in 2006 and has not had a significant effect on the company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). This standard is effective for nonmonetary asset exchanges made by Appleton beginning in 2006 and has not had a significant effect on the company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment – an amendment of FASB Statements No. 123 and 95.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The company adopted SFAS No. 123(R) during the first quarter of 2006 and it did not have a significant effect on its financial statements, given the nature of the company’s plans.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4—Controls and Procedures

Appleton and Paperweight Development maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by Appleton and Paperweight Development in the reports filed or submitted by them under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Appleton and Paperweight Development carried out an evaluation, under the supervision and with the participation of their management, including each of their principal executive officers and principal financial officers, of the effectiveness of the design and operation of their disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act.

There have been no changes in the registrants’ internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the registrants’ last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the registrants’ internal control over financial reporting.

Subsequent to April 2, 2006, management of Appleton and Paperweight Development determined that their internal control over financial reporting relating to travel and expense reimbursements, gifts to certain employees and related record-keeping practices had been operating ineffectively. As a result, the independent Audit Committee of Paperweight Development has engaged outside counsel to undertake a review of issues concerning travel and expense reimbursements, gifts to certain employees and related record-keeping practices, as described in Part II, Item 5 “Other Information.” Management of Appleton and Paperweight Development believes that there will not be any material effect on their financial results and financial statements for any prior period as a result of ineffective controls over travel and expense reimbursements, gifts to certain employees and related record-keeping practices. Management of Appleton and Paperweight Development determined, however, that as of April 2, 2006 this control deficiency constitutes a material weakness because of the circumvention of policy and override of controls by certain individuals, including senior management. Using the following classification from the Public Company Accounting Oversight Board, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of this material weakness, Mark Richards, the principal executive officer and principal financial officer of both Appleton and Paperweight Development, concluded that the disclosure controls and procedures of Appleton and Paperweight Development were ineffective as of April 2, 2006. Appleton, Paperweight Development and the Audit Committee intend to take remedial action in accordance with the results of the third-party review.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Other than with respect to the risk factor set forth below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

Paperweight Development’s legal obligations to repurchase common stock from employees and former employees may lead to a default under the agreements governing our indebtedness

It may be necessary for us to make significant distributions to Paperweight Development in order for it to satisfy its share repurchase obligations, under the Employee Retirement Income Savings Act of 1974, or ERISA, and the terms of the KSOP, to current and former employees who are participants in the ESOP. Paperweight Development incurs obligations to ESOP participants to repurchase shares of Paperweight Development when they retire or otherwise terminate employment. The ESOP allows Paperweight Development to satisfy its share repurchase obligations by installment payments. For repurchases in 2003 and 2004, Paperweight Development completed share repurchases to former employees by single payments. During 2005, Appleton exercised its right to satisfy its share repurchase obligations to former participants by making five equal annual installment payments. Because the amount of our repurchase obligation is based on individual elections made semi-annually in mid-April and mid-October by former employees and the deadline for the second of these election periods for fiscal 2006 does not expire until mid-October 2006, it is difficult for us to accurately estimate the ultimate amount of the repurchase obligation for fiscal 2006. However, if the number of shares that former employees elect to redeem is consistent with or greater than prior years, we expect to pay for the 2006 repurchases by making five equal annual installment payments.

        The ESOP also has obligations to permit certain participants to diversify the investment of a portion of their ESOP account, which would otherwise be invested in shares of Paperweight Development stock. However, the agreements governing our indebtedness, including our indebtedness under the senior notes and senior subordinated notes, contain limitations on our ability to make this type of distribution. The amount of Paperweight Development’s repurchase obligations may at any time exceed these limitations and we may elect to or be forced to help Paperweight Development meet its obligations. Further, Paperweight Development, as a guarantor of our indebtedness, may also be limited to some extent from making payments to the ESOP or its beneficiaries by the terms of its and our indebtedness, including our indebtedness under the senior notes and senior subordinated notes. As a result of Paperweight Development’s legally imposed repurchase obligation, we and/or Paperweight Development may be forced to violate the distribution and/or payment limitations contained in the agreements relating to its and our indebtedness, including our indebtedness under the senior notes and senior subordinated notes, which may ultimately result in a default under the agreements and the notes. We have estimated that the total payments of approximately $16 million for semi-annual stock redemptions to be made in the second quarter of fiscal 2006 will exceed the covenant limitations established by the indentures governing the senior notes and senior subordinated notes by approximately $5.5 million. Accordingly, we are currently talking with our financial and legal advisors regarding the impact of the projected stock redemption payments on the restrictive covenants of the indentures and exploring the appropriate course of action required to enable Appleton to make the projected payments in compliance with the covenants. Defaults on any of our indebtedness could result in acceleration of our indebtedness and cause us to dispose of our assets or declare bankruptcy and, as a result, we may not have sufficient funds to satisfy our obligations under the senior notes and senior subordinated notes.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address our strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that we expect or anticipate will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside our control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond our ability to control or predict. Given these uncertainties, you should not place undue reliance on the forward-looking statements. We disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 5 - Other Information

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

The Audit Committee of Paperweight Development has engaged outside counsel to undertake a third-party review of issues concerning travel and expense reimbursements, gifts to certain employees and related record-keeping practices. Appleton and Paperweight Development do not believe that the amounts under review will have any material effect on their financial results or their financial statements for any period.

On May 11, 2006, Dale E. Parker, the Chief Financial Officer, Vice President, Finance, Treasurer and a director of Appleton and the Chief Financial Officer, Treasurer and a director of Paperweight Development, was placed on indefinite paid administrative leave, effective immediately. Mr. Parker was also removed as a director of the board of directors of Appleton and Paperweight Development, effective as of May 11, 2006. At the time of his removal, Mr. Parker was a member of the ESOP Committee, Pension Benefits Finance Committee and Internal Compensation Committee of Appleton’s board of directors.

On May 11, 2006, the boards of directors of Appleton and Paperweight Development each appointed the Chief Executive Officer, Mark Richards, as Interim Chief Financial Officer of Appleton and Paperweight Development, respectively. He will continue to perform his current duties as well as the duties of Interim Chief Financial Officer. Mr. Richards has been the Chief Executive Officer and President of Appleton since April 2005 and Chairman of Appleton since June 2005. He has also been the Chief Executive Officer, Chairman, President and a director of Paperweight Development since April 2005. Prior to joining Appleton and Paperweight Development, Mr. Richards served as president of the Engineered Support Structures division of Valmont Industries, Inc. since 1999. Prior to joining Valmont, Mr. Richards held management positions with Greenfield Industries, Monsanto Company, Coopers and Lybrand, and CR Bard, Inc. from 1983 to 1999. Mr. Richards is a graduate of Northwestern University’s Kellogg Graduate School of Management where he earned a master’s degree in business administration with concentrations in marketing and finance in 1989. He earned a bachelor’s degree in packaging from Michigan State University in 1983.

Item 6—Exhibits

31.1	Certification of Mark R. Richards, Chairman, President, Chief Executive Officer and Interim Chief Financial Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Mark R. Richards, Chairman, President, Chief Executive Officer, and Interim Chief Financial Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Statement of Mark R. Richards, Chairman, President, Chief Executive Officer, and Interim Chief Financial Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Mark R. Richards, Chairman, President, Chief Executive Officer and Interim Chief Financial Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC.
(Registrant)

Date: May 12, 2006	/S/ MARK R. RICHARDS
Mark R. Richards
Chairman, President, Chief Executive Officer and Interim Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
(Registrant)

Date: May 12, 2006	/S/ MARK R. RICHARDS
Mark R. Richards
Chairman, President, Chief Executive Officer and Interim Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)