Form 10-Q
period 2006-07-02
PAPERWEIGHT DEVELOPMENT CORP
filed 2006-08-14
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 2, 2006

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

Indicate by check mark whether each of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2006, 11,603,558 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of August 1, 2006, 100 shares of Appleton Papers Inc. common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. common stock were held by non-affiliates.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share data)

	July 2, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$5,908	$18,422
Accounts receivable, less allowance for doubtful accounts of $2,323 and $1,984, respectively	135,184	123,968
Inventories	140,874	142,592
Other current assets	22,224	21,016

Total current assets	304,190	305,998

Property, plant and equipment, net of accumulated depreciation of $276,712 and $248,351, respectively	437,865	460,357
Goodwill	79,523	77,882
Intangible assets, net	101,970	106,238
Environmental indemnification receivable	52,797	57,312
Other assets	27,063	17,147

Total assets	$1,003,408	$1,024,934

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$2,139	$7,941
Accounts payable	64,161	61,150
Accrued interest	2,714	2,903
Restructuring reserve	2,687	6,597
Other accrued liabilities	80,305	81,598

Total current liabilities	152,006	160,189

Senior secured notes payable	207,443	223,368
Revolving line of credit	8,438	2,000
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	2,244	2,510
Postretirement benefits other than pension	58,196	58,928
Accrued pension	53,031	55,211
Environmental liability	77,797	82,312
Other long-term liabilities	6,593	5,310
Senior notes payable	172,000	172,000
Senior subordinated notes payable	157,000	157,000
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,604,029 and 11,938,060, respectively	183,382	185,292
Accumulated deficit	(62,754)	(61,982)
Accumulated other comprehensive loss	(20,618)	(25,854)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,003,408	$1,024,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended July 2, 2006	Three Months Ended July 3, 2005	Six Months Ended July 2, 2006	Six Months Ended July 3, 2005
Net sales	$268,985	$262,002	$537,912	$515,010

Cost of sales	202,028	196,671	404,744	387,520

Gross profit	66,957	65,331	133,168	127,490

Selling, general and administrative expenses	53,626	53,175	102,298	104,611
Restructuring and other charges	455	871	686	4,352

Operating income	12,876	11,285	30,184	18,527

Other expense (income)
Interest expense	12,366	12,302	24,584	24,558
Interest income	(239)	(207)	(456)	(417)
Foreign exchange (gain) loss	(357)	360	(304)	605

Income (loss) before income taxes	1,106	(1,170)	6,360	(6,219)

Benefit for income taxes	(94)	(175)	(416)	(941)

Net income (loss)	$1,200	$(995)	$6,776	$(5,278)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

(unaudited)

(dollars in thousands)

	July 2, 2006	July 3, 2005
Cash flows from operating activities:
Net income (loss)	$6,776	$(5,278)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	33,380	35,524
Amortization of intangible assets	4,714	5,144
Amortization of financing fees	1,151	799
Employer 401(k) noncash matching contributions	3,582	4,064
Foreign exchange (gain) loss	(304)	605
Loss on disposals of equipment, net	287	473
Accretion of capital lease obligation	99	115
Accretion of environmental liability	—	700
(Increase)/decrease in assets and increase/(decrease) in liabilities excluding effects of business acquisitions:
Accounts receivable	(9,683)	5,009
Inventories	2,358	(18,701)
Other current assets	(1,144)	461
Accounts payable and other accrued liabilities	1,780	8,007
Restructuring reserve	(3,910)	1,211
Accrued pension	(3,107)	3,005
Other, net	(1,008)	(3,501)

Net cash provided by operating activities	34,971	37,637

Cash flows from investing activities:
Proceeds from sale of equipment	793	15
Acquisition of business, net of cash acquired	—	(68,827)
Additions to property, plant and equipment	(10,071)	(18,467)

Net cash used by investing activities	(9,278)	(87,279)

Cash flows from financing activities:
Payments of senior secured notes payable	(21,727)	(9,750)
Bond consent costs	(7,994)	—
Payments relating to capital lease obligation	(366)	(335)
Proceeds from revolving line of credit	12,438	49,000
Payments of revolving line of credit	(6,000)	(49,000)
Proceeds from issuance of redeemable common stock	4,460	9,855
Payments to redeem common stock	(17,500)	(5,132)
(Decrease) increase in cash overdraft	(1,683)	7,357

Net cash (used) provided by financing activities	(38,372)	1,995

Effect of foreign exchange rate changes on cash and cash equivalents	165	25
Change in cash and cash equivalents	(12,514)	(47,622)
Cash and cash equivalents at beginning of period	18,422	69,938

Cash and cash equivalents at end of period	$5,908	$22,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,

ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
Balance, December 31, 2005	11,938,060	$185,292	$(61,982)	$(25,854)

Comprehensive income:
Net income	—	—	6,776	—	$6,776
Foreign currency translation adjustment	—	—	—	3,654	3,654
Realized and unrealized gains on derivatives	—	—	—	1,582	1,582

Total comprehensive income					$12,012

Issuance of redeemable common stock	278,714	8,042	—	—
Redemption of redeemable common stock	(612,745)	(17,500)	—	—
Accretion of redeemable common stock	—	7,548	(7,548)	—

Balance, July 2, 2006	11,604,029	$183,382	$(62,754)	$(20,618)

Balance, January 1, 2005	11,647,005	$159,329	$(37,202)	$(13,625)
Comprehensive loss:
Net loss	—	—	(5,278)	—	$(5,278)
Foreign currency translation adjustment	—	—	—	(4,798)	(4,798)
Realized and unrealized gains on derivatives	—	—	—	12	12

Total comprehensive loss					$(10,064)

Issuance of redeemable common stock	358,610	9,489	—	—
Redemption of redeemable common stock	(194,673)	(5,132)	—	—
Accretion of redeemable common stock	—	5,892	(5,892)	—

Balance, July 3, 2005	11,810,942	$169,578	$(48,372)	$(18,411)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the six months ended July 2, 2006 and July 3, 2005, cash flows for the six months ended July 2, 2006 and July 3, 2005 and financial position at July 2, 2006 have been made. All adjustments made were of a normal recurring nature.

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

2. ACQUISITION OF BUSINESS

On January 11, 2005, the Company acquired New England Extrusion, Inc., a company that produces single and multilayer polyethylene films for packaging applications. New England Extrusion’s polyethylene films complement the high barrier, coextruded films American Plastics produces. By sharing their capabilities, American Plastics and New England Extrusion have been able to expand their abilities to design and produce film products with customer-specified properties. Simultaneously with the acquisition, New England Extrusion became a guarantor under the senior credit facility, the senior note indenture and senior subordinated note indentures. The purchase price for this acquisition, net of cash acquired, approximated $68.8 million including the assumption of certain liabilities. It was financed with cash from operations supplemented with borrowings under the revolving credit portion of the Company’s senior credit facility. The Company obtained an independent appraisal to allocate the purchase price to the acquired net assets. All purchase price allocations have been finalized. The excess of the purchase price over the estimated fair value of the acquired net assets has been allocated to goodwill. Goodwill of approximately $26.7 million was assigned to the Company’s performance packaging segment. New England Extrusion has been included in the Company’s consolidated financial statements since the date of the acquisition.

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

For the Six Months Ended July 3, 2005
Net sales	$516,170
Net loss	$(5,211)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with an indefinite life will no longer be amortized; however, they must be tested for impairment annually. Amortization will continue to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the six-month period ended July 2, 2006 are as follows (dollars in thousands):

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Coated Solutions	Thermal Papers	Security Papers	Secure and Specialized Print Services	Performance Packaging	Total
Balance as of December 31, 2005	$—	$—	$—	$27,634	$50,248	$77,882
Currency translation	—	—	—	1,641	—	1,641

Balance as of July 2, 2006	$—	$—	$—	$29,275	$50,248	$79,523

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of July 2, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$56,487	$13,596	$56,258	$12,229
Patents	32,774	24,772	32,775	22,640
Customer relationships	31,015	4,615	30,817	3,689
Non-compete agreements	2,373	1,942	2,353	1,653

Total	$122,649	$44,925	$122,203	$40,211

Unamortizable intangible assets:
Trademarks	$24,246		$24,246

Of the $146.9 million of acquired intangible assets, $80.7 million was assigned to registered trademarks. Trademarks of $47.4 million related to carbonless paper and $9.1 million related to the Company’s 2003 and 2005 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $24.2 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements. Amortization expense for the three and six months ended July 2, 2006 approximated $2.4 million and $4.7 million, respectively. Amortization expense for the three and six months ended July 3, 2005 approximated $2.9 million and $5.1 million, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. RESTRUCTURING AND OTHER CHARGES

In order to position itself for long-term growth, the Company reduced salaried employment in the U.S. by 46 employees during fiscal 2003, 41 employees during fiscal 2004 and 94 employees during fiscal 2005. During the first half of 2006, the Company reduced salaried employment in the U.S. by 12 employees. These reductions included positions at the corporate headquarters as well as the plant, mill and acquisition sites. As a result, the Company took a charge of $0.7 million during the first two quarters of 2006, $6.7 million in fiscal 2005, $3.0 million during fiscal 2004 and $2.6 million during fiscal 2003 for employment termination benefits. During the first half of 2006, the Company paid out $2.5 million related to these employment termination benefits, liabilities for which were incurred in 2006 and prior. During fiscal 2005, the Company paid out $6.0 million related to these employment termination benefits, liabilities for which were incurred in 2005, 2004 and 2003. See Note 15 for allocation of restructuring charges by segment.

During the third quarter of 2005, BemroseBooth announced its exit from the traditional printing and binding portions of its information products business. By the end of 2005, 54 jobs were eliminated. BemroseBooth also announced an organizational restructuring to increase market focus, centralize its operating structure and position the company to pursue growth in print services. A $3.2 million charge was taken during 2005 for these restructurings.

In 1999, the Company committed to exiting its New York distribution center in 2001, because it was no longer needed as a result of the closure of the Newton Falls mill, and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in 2007. Based upon management’s analysis in 2005, it was anticipated that 2006 and 2007 sublease income would be lower than originally estimated so an additional charge of $0.7 million was recorded in fiscal 2005. The $1.0 million charge to the distribution center exit cost reserve represents first half 2006 lease payments, net of sublease income.

The table below summarizes the components of the restructuring reserve included in the consolidated balance sheets at July 2, 2006 and December 31, 2005 (dollars in thousands):

	December 31, 2005 Reserve	2006 Additions to Reserve	2006 Charges to Reserve	July 2, 2006 Reserve
Distribution center exit costs	$2,181	$—	$(969)	$1,212
BemroseBooth restructuring	1,459	11	(1,132)	338
U.S. employee termination benefits	2,957	675	(2,495)	1,137

	$6,597	$686	$(4,596)	$2,687

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. INVENTORIES

Inventories consist of the following (dollars in thousands):

	July 2, 2006	December 31, 2005
Finished goods	$73,181	$72,251
Raw materials, work in process and supplies	71,390	74,038

Total cost	144,571	146,289
LIFO reserve	(3,697)	(3,697)

	$140,874	$142,592

Stores and spare parts inventory balances of $22.5 million at both July 2, 2006 and December 31, 2005 are valued at average cost and included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximated 24% of the Company’s total inventory balance at July 2, 2006 and 20% of the Company’s total inventory balance at December 31, 2005.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	July 2, 2006	December 31, 2005
Land and improvements	$13,661	$13,302
Buildings and improvements	99,775	99,207
Machinery and equipment	539,117	537,904
Software	32,900	32,582
Capital lease	4,764	4,764
Construction in progress	24,360	20,949

	714,577	708,708
Accumulated depreciation/amortization	(276,712)	(248,351)

	$437,865	$460,357

Depreciation expense for the three months ended July 2, 2006 and July 3, 2005 approximated $16.7 million and $17.9 million, respectively. Depreciation expense for the six months ended July 2, 2006 and July 3, 2005 approximated $33.4 million and $35.5 million, respectively. Depreciation expense of approximately $14.2 million and $15.2 million for the three months ended July 2, 2006 and July 3, 2005, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $28.5 million and $30.2 million for the six months ended July 2, 2006 and July 3, 2005, respectively, related to manufacturing assets and was recorded within cost of sales. Depreciation expense of approximately $2.5 million and $2.7 million for the three months ended July 2, 2006 and July 3, 2005, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses. Depreciation expense of approximately $4.9 million and $5.3 million for the six months ended July 2, 2006 and July 3, 2005, respectively, related to corporate administrative assets and was recorded within selling, general and administrative expenses.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	July 2, 2006	December 31, 2005
Deferred debt issuance costs	$17,460	$10,617
Other	9,603	6,530

	$27,063	$17,147

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	July 2, 2006	December 31, 2005
Payroll	$18,680	$13,857
Trade discounts	21,997	24,525
Workers’ compensation	3,914	4,333
Accrued insurance	817	1,026
Other accrued taxes	3,679	5,076
Postretirement benefits other than pension	2,748	2,748
Fox River liabilities	13,700	13,700
Other	14,770	16,333

	$80,305	$81,598

9. NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the meaning of the term ‘normal capacity’ was clarified. The provisions of SFAS 151 are applicable to inventory costs incurred by Appleton beginning in 2006 and have not had a significant effect on the Company’s financial statements.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose, in its financial statements, uncertain tax positions the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. Additionally, FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular rollforward of the unrecognized tax benefits. The provisions of FIN 48 are applicable to Appleton beginning in 2007 and are not expected to have a significant effect on the Company’s financial statements.

10. PENSION BENEFITS

The Company has various defined benefit pension plans and a defined contribution pension plan. The components of the corresponding net periodic pension cost include the following (dollars in thousands):

Pension Benefits	For the Three Months Ended July 2, 2006	For the Three Months Ended July 3, 2005	For the Six Months Ended July 2, 2006	For the Six Months Ended July 3, 2005
Net periodic benefit cost
Service cost	$1,883	$1,946	$3,766	$3,892
Interest cost	5,256	5,080	10,470	10,190
Expected return on plan assets	(5,804)	(5,511)	(11,558)	(11,054)
Amortization of
Prior service cost	54	54	108	108
Actuarial loss	559	423	1,118	846

Net periodic benefit cost	$1,948	$1,992	$3,904	$3,982

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended July 2, 2006	For the Three Months Ended July 3, 2005	For the Six Months Ended July 2, 2006	For the Six Months Ended July 3, 2005
Net periodic benefit cost
Service cost	$211	$209	$422	$418
Interest cost	649	776	1,298	1,552
Amortization of
Prior service cost	(539)	(516)	(1,078)	(1,032)
Actuarial loss	—	20	—	40

Net periodic benefit cost	$321	$489	$642	$978

12. COMMITMENTS AND CONTINGENCIES

Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against Appleton and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. Wastewater from the Appleton plant, from a paper mill in Combined Locks, Wisconsin, which the Company owned from 1978 to 2000 and is now owned by Appleton Coated LLC (an affiliate of Arjo Wiggins Appleton Limited (“AWA”)), and from other local industrial facilities carried PCBs into the Lower Fox River during this time period. As a result, there are allegedly eleven million cubic yards of PCB-contaminated sediment spread over 39 miles of the Lower Fox River and Green Bay, which is part of Lake Michigan.

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

A precise estimate of Appleton’s ultimate share of remediation and natural resource damage liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of liability relative to the other PRPs. However, the issuance of the RODs and the beginning of remediation activities provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability. At December 31, 2005 this reserve approximated $96.0 million. During the first half of 2006, $4.5 million of payments were made against this reserve and, as a result, $91.5 million is remaining in the reserve as of July 2, 2006; $13.7 million is recorded in other accrued liabilities and $77.8 million is recorded as a long-term environmental liability.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of the November 9, 2001 acquisition, AWA agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. At December 31, 2005, the total indemnification receivable from AWA was $71.0 million. During the first half of 2006, $4.5 million of indemnification payments were received from AWA and, as a result, $66.5 million is remaining as the indemnification receivable; $13.7 million is recorded as other current assets and $52.8 million is recorded as environmental indemnification receivable. The $25.0 million difference between the reserve and the indemnification receivable represents the share of Lower Fox River costs for which Appleton is responsible. A $21.0 million charge was recorded against earnings in 2002 and accreted to $25.0 million through the end of fiscal 2005.

A summary of the indemnification receivable/environmental liability is provided below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability
Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)
Accretion of Lower Fox River environmental liability	—	(747)
Fair market valuation of AWA indemnification receivable and the Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	20,380	(20,380)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)
Establishment of reserve for Appleton’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)
Payments made for indemnification receivable/environmental liability	(14,077)	14,077
Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	73,501	(94,518)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)
Payments made for indemnification receivable/environmental liability	(6,867)	6,867
Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	86,797	(109,096)
Payments made for indemnification receivable/environmental liability	(14,522)	14,522
Accretion of Lower Fox River indemnification receivable/environmental liability	5,523	(6,854)

Balance, January 1, 2005	77,798	(101,428)
Payments made for indemnification receivable/environmental liability	(11,832)	11,832
Accretion of Lower Fox River indemnification receivable/environmental liability	5,046	(6,416)

Balance, December 31, 2005	71,012	(96,012)
Payments made for indemnification receivable/environmental liability	(4,515)	4,515

Balance, July 2, 2006	$66,497	$(91,497)

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, Appleton believes that it could be necessary to undertake remedial action in the future, although Appleton is currently under no obligation to do so. Appleton has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. Remedial action to address PCB contamination in the area of the wastewater impoundments could involve construction of a cap to prevent exposure to PCBs. In addition, remedial action could involve long-term monitoring of groundwater or the construction and operation of a groundwater pump-and-treat system to prevent migration of PCB contamination in groundwater, and/or the removal and disposal of PCB-contaminated sediment in the Great Miami River. The cost for remedial action–including installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River–was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

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

In addition, in April 2005, eleven local residents who allegedly live (or have lived) near the wastewater treatment plant of the mill and two former mill employees (and one of their spouses) filed lawsuits in Montgomery County, Ohio court, alleging that Appleton released and continues to release hazardous substances from the mill, including PCBs, dioxins and fluorochemicals, which allegedly caused injury to the plaintiffs and/or damage to their property. The lawsuits were removed to the United States District Court for the Southern District of Ohio. The local resident plaintiffs had requested that the court certify the matter as a class action. The plaintiffs were seeking compensatory and punitive damages, remediation and other relief. The lawsuit commenced by the two former mill employees has been dismissed without prejudice. The lawsuit commenced by the local resident plaintiffs has been resolved.

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

In the second quarter of 2006, the Company recorded a nonrecurring gain of approximately $1.0 million in selling, general and administrative expenses for insurance settlements related to litigation matters.

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

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee has, and is expected to continue to purchase common stock from PDC with future pre-tax deferrals made by employees. The Company also intends to continue to fund a significant part of its matching contribution commitment with common stock of PDC.

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

Appleton’s matching contributions charged to expense amounted to $1.5 million and $1.7 million for the three months ended July 2, 2006 and July 3, 2005, respectively. Appleton’s matching contributions charged to expense for the six months ended July 2, 2006 and July 3, 2005 were $3.6 million and $4.1 million, respectively, all of which were deposited into the Company Stock Fund. As a result of hardship withdrawals, legal and elective diversifications and employee terminations, 612,745 shares of PDC redeemable common stock were repurchased during the first six months of 2006 at an aggregate price of $17.5 million. Of this amount, legal diversification payments totaled $10.0 million while elective diversifications totaled $1.6 million. During the same period, the ESOP trustee purchased 156,156 shares of PDC redeemable common stock for an aggregate price of $4.5 million from pre-tax deferrals, rollovers and loan payments made by employees during the first half of 2006, while Appleton’s matching deferrals over this same period resulted in an additional 125,413 shares of redeemable common stock being issued. During the first six months of 2005, the ESOP trustee purchased PDC redeemable common stock for an aggregate price of $5.4 million, also from pre-tax deferrals, rollovers and loan payments made by employees.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with the FASB’s Emerging Issues Task Force Topic D-98, redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of July 2, 2006. The earliest redemption date occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The Company accreted the redeemable common stock by $7.5 million for the six months ended July 2, 2006. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $363 million was determined. The redeemable common stock recorded book value as of July 2, 2006 was $183 million, which leaves a remaining unrecognized liability to be accreted of approximately $180 million. The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by State Street Global Advisors, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair value of the stock is estimated by management. The interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments, if any, as of the first quarter and third quarter of each year, will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

14. LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	July 2, 2006	December 31, 2005
Senior secured variable rate notes payable at LIBOR plus 2.25%, $535 due quarterly with $101,048 due March 31, 2010 and $101,048 due June 11, 2010	$209,582	$231,309
Revolving line of credit at LIBOR plus 2.5%	8,438	2,000

	218,020	233,309
Less obligations due within one year	(2,139)	(7,941)

	215,881	225,368
Unsecured variable rate industrial development bonds, 3.6% average interest rate at July 2, 2006, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior notes payable at 8.125%, due June 15, 2011	172,000	172,000
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000
Senior subordinated notes payable at 12.5%, due December 15, 2008	7,000	7,000

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The senior credit facility is unconditionally guaranteed by Paperweight Development Corp. and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all of Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. The senior notes due 2011 and senior subordinated notes due 2008 and 2014 are unconditionally, jointly and severally guaranteed by PDC, C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and New England Extrusion Inc. (see Note 16 “Guarantor Financial Information”). Interest on the senior notes and the senior subordinated notes is payable semi-annually in June and December of each year.

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

During the second quarter of 2006, Appleton successfully completed a consent solicitation to amend certain provisions of the indentures governing its senior notes and 9.75% senior subordinated notes to, among other things, modify the restricted payments covenants of the indentures, allow changes to the documentation for the ESOP that are not reasonably likely to result in a material adverse change to Appleton and provide for additional interest on the senior notes and 9.75% senior subordinated notes in certain circumstances pertaining to ESOP-related payments. As a result, Appleton was able to make in the second quarter of 2006, and expects to continue to make, required ESOP stock distributions without violating the covenant limitations of the indentures governing the senior notes and the 9.75% senior subordinated notes. In consideration for the consent, Appleton paid to the consenting noteholders a consent fee of $25.00 for each $1,000 principal amount of senior notes and 9.75% senior subordinated notes, resulting in an $8.0 million payment. This amount was capitalized as debt issuance costs and will be amortized over the remaining life of the notes. An additional $1.3 million was incurred in bank and legal fees and has been expensed in the Company’s statement of operations for the three and six months ended July 2, 2006.

During the first quarter of 2006, Appleton made a $5.6 million excess cash flow payment, plus interest, and a $0.6 million mandatory debt repayment, plus interest, on the senior credit facility. Effective March 21, 2006, Appleton fixed the interest rate, at 7.16%, on $100.0 million of its variable rate notes with a three-year interest rate swap contract. Also during the quarter, Appleton repaid the entire $2.0 million outstanding, as of December 31, 2005, on the revolving line of credit.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the second quarter of 2006, Appleton made voluntary debt repayments totaling $15.0 million, plus interest, and a mandatory debt repayment of $0.5 million, plus interest, on its senior credit facility. Also during the quarter, the Company borrowed $12.4 million against its revolving lines of credit. By the end of the second quarter, $4.0 million had been repaid.

At July 2, 2006, there was approximately $101.4 million of unused borrowing capacity under the $125 million revolving credit facility for working capital and other corporate purposes. Approximately $17.6 million of the revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.5% per annum is assessed on the unused borrowing capacity.

The six-month LIBOR rate at July 2, 2006 was 5.6%.

By the terms of the senior notes payable, on or after June 15, 2008, Appleton may redeem during the 12-month period beginning on June 15 of the applicable year all or a part of the senior notes payable at the redemption prices of 104.063% in 2008, 102.031% in 2009 and 100% in 2010 and thereafter, plus accrued and unpaid interest and liquidated damages, if any. By terms of the senior secured notes payable, Appleton can repurchase up to $50.0 million in the aggregate principal amount of the senior notes payable. Under this provision, $13.0 million of these senior notes payable were repurchased during fiscal 2005.

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

15. SEGMENT INFORMATION

In late 2005, as a result of organizational and management reporting changes, the Company determined it has five reportable segments. The financial information concerning the Company’s reportable segments for reported prior periods has been revised to reflect these new reportable segments. The Company’s five reportable segments are as follows: coated solutions, thermal papers, security papers, secure and specialized print services and performance packaging. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with specific segments, interest income, interest expense, debt extinguishment expenses and foreign currency gains and losses.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The coated solutions segment includes carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and credit card receipts. As part of its coated solutions segment, the Company produces coated products for point-of-sale displays and other design and print applications. The Company also offers customers custom coating solutions and the potential for strategic partnerships through its engineered manufacturing solutions, or toll coating, program. This program focuses on the Company’s ability to apply barrier and/or printable coatings to substrates. The Company supplies coated solutions products to paper merchants, business forms printers and paper converters primarily in North America, though during the course of 2006 the Company has experienced continued growth within its international markets.

The thermal papers segment focuses on the development of substrates for the transaction and item identification markets. These products are widely used for point-of-sale receipts and coupons; entertainment and transportation tickets; lottery and gaming tickets; engineering, medical and industrial charts; tags for airline baggage and retail applications; and label products for shipping, warehousing, medical and clean-room applications. The Company supplies thermal products primarily to printers and paper converters in North America, though during the course of 2006 the Company has continued to experience significant growth within its international markets.

The security papers segment produces products with basic security features that make them resistant to forgery and counterfeiting. From that foundation Appleton continues to expand its portfolio of products that incorporate security technologies including watermarks, taggants, embedded threads and fibers and machine-readable technologies to serve global markets. The focus of the security papers segment is on checks and business and government documents.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization, as determined by Appleton for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended July 2, 2006	For the Three Months Ended July 3, 2005	For the Six Months Ended July 2, 2006	For the Six Months Ended July 3, 2005
Net sales
Technical Papers
Coated solutions	$142,646	$152,538	$290,184	$304,349
Thermal papers	67,981	55,989	130,584	106,935
Security papers	6,644	6,057	14,078	12,616

	217,271	214,584	434,846	423,900
Secure and specialized print services	24,525	23,661	46,996	44,214
Performance packaging	27,189	23,757	56,070	46,896

Total	$268,985	$262,002	$537,912	$515,010

Operating income (loss)
Technical Papers
Coated solutions	$11,791	$13,870	$27,919	$27,589
Thermal papers	3,635	2,488	6,073	2,689
Security papers	53	(582)	757	(1,407)

	15,479	15,776	34,749	28,871
Secure and specialized print services	413	(430)	(221)	(2,445)
Performance packaging	2,424	783	4,113	1,952
Unallocated corporate charges and business development costs	(5,440)	(4,844)	(8,457)	(9,851)

Total	$12,876	$11,285	$30,184	$18,527

Depreciation and amortization
Technical Papers
Coated solutions	$11,515	$12,463	$22,965	$24,766
Thermal papers	3,734	3,868	7,452	7,765
Security papers	624	671	1,393	1,354

	15,873	17,002	31,810	33,885
Secure and specialized print services	1,610	1,739	3,175	3,487
Performance packaging	1,409	1,981	2,910	3,071
Business development costs	107	116	199	225

Total	$18,999	$20,838	$38,094	$40,668

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During second quarter 2006, the Company recorded restructuring costs within its reportable segments as follows: $0.2 million in coated solutions, $0.1 million in thermal papers, $0.1 million in security papers and $0.1 million in performance packaging. During second quarter 2005, the Company recorded restructuring costs within its reportable segments as follows: $0.3 million in coated solutions and $0.6 million in unallocated corporate charges and business development costs.

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

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of July 2, 2006 and December 31, 2005 and for the three and six months ended July 2, 2006 and July 3, 2005. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JULY 2, 2006

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$2,865	$1,344	$1,699	$—	$5,908
Accounts receivable, net	—	106,718	20,937	7,529	—	135,184
Inventories	—	106,729	32,045	2,100	—	140,874
Other current assets	13,700	6,773	1,644	107	—	22,224

Total current assets	13,700	223,085	55,970	11,435	—	304,190

Property, plant and equipment, net	—	376,192	61,644	29	—	437,865
Investment in subsidiaries	292,309	163,466	—	—	(455,775)	—
Other assets	52,809	94,224	114,031	289	—	261,353

Total assets	$358,818	$856,967	$231,645	$11,753	$(455,775)	$1,003,408

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$2,139	$—	$—	$—	$2,139
Accounts payable	—	49,165	14,890	106	—	64,161
Due to (from) parent and affiliated companies	258,808	(292,385)	34,482	(905)	—	—
Other accrued liabilities	—	72,471	11,502	1,733	—	85,706

Total current liabilities	258,808	(168,610)	60,874	934	—	152,006

Long-term debt	—	551,093	2,438	—	—	553,531
Capital lease obligation	—	2,244	—	—	—	2,244
Other long-term liabilities	—	179,931	15,516	170	—	195,617
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	100,010	292,309	152,817	10,649	(455,775)	100,010

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$358,818	$856,967	$231,645	$11,753	$(455,775)	$1,003,408

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$11,144	$4,834	$2,444	$—	$18,422
Accounts receivable, net	—	85,939	30,923	7,106	—	123,968
Inventories	—	113,346	26,953	2,293	—	142,592
Other current assets	13,700	5,392	1,858	66	—	21,016

Total current assets	13,700	215,821	64,568	11,909	—	305,998

Property, plant and equipment, net	—	398,407	61,917	33	—	460,357
Investment in subsidiaries	275,366	159,473	—	—	(434,839)	—
Other assets	57,324	89,177	112,035	43	—	258,579

Total assets	$346,390	$862,878	$238,520	$11,985	$(434,839)	$1,024,934

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$7,941	$—	$—	$—	$7,941
Accounts payable	—	41,664	19,458	28	—	61,150
Due to (from) parent and affiliated companies	248,934	(287,422)	39,077	(589)	—	—
Other accrued liabilities	—	74,522	15,061	1,515	—	91,098

Total current liabilities	248,934	(163,295)	73,596	954	—	160,189

Long-term debt	—	563,018	—	—	—	563,018
Capital lease obligation	—	2,510	—	—	—	2,510
Other long-term liabilities	—	185,279	16,070	412	—	201,761
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	97,456	275,366	148,854	10,619	(434,839)	97,456

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$346,390	$862,878	$238,520	$11,985	$(434,839)	$1,024,934

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 2, 2006

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$436,347	$102,588	$31,962	$(32,985)	$537,912
Cost of sales	—	327,904	79,172	30,867	(33,199)	404,744

Gross profit	—	108,443	23,416	1,095	214	133,168
Selling, general and administrative expenses	—	81,777	19,168	1,353	—	102,298
Restructuring and other charges	—	593	93	—	—	686

Operating income (loss)	—	26,073	4,155	(258)	214	30,184
Interest expense	4,931	24,531	1,524	—	(6,402)	24,584
Interest income	—	(6,819)	(9)	(30)	6,402	(456)
Income in equity investments	(11,707)	(3,080)	—	—	14,787	—
Other (income) expense	—	(345)	100	(258)	199	(304)

Income before income taxes	6,776	11,786	2,540	30	(14,772)	6,360
Provision (benefit) for income taxes	—	79	(495)	—	—	(416)

Net income	$6,776	$11,707	$3,035	$30	$(14,772)	$6,776

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 3, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$422,680	$92,854	$32,342	$(32,866)	$515,010
Cost of sales	—	318,347	71,925	30,213	(32,965)	387,520

Gross profit	—	104,333	20,929	2,129	99	127,490
Selling, general and administrative expenses	—	80,223	23,088	1,300	—	104,611
Restructuring and other charges	—	4,352	—	—	—	4,352

Operating income (loss)	—	19,758	(2,159)	829	99	18,527
Interest expense	5,144	31,451	1,704	—	(13,741)	24,558
Interest income	—	(7,080)	(7,065)	(13)	13,741	(417)
Intercompany royalty expense (income)	—	6,021	(6,021)	—	—	—
Loss (income) in equity investments	134	(10,817)	—	—	10,683	—
Other expense (income)	—	317	(49)	18	319	605

(Loss) income before income taxes	(5,278)	(134)	9,272	824	(10,903)	(6,219)
Benefit (provision) for income taxes	—	—	(1,121)	180	—	(941)

Net (loss) income	$(5,278)	$(134)	$10,393	$644	$(10,903)	$(5,278)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 2, 2006

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$217,764	$51,322	$15,051	$(15,152)	$268,985
Cost of sales	—	164,396	38,499	14,359	(15,226)	202,028

Gross profit	—	53,368	12,823	692	74	66,957
Selling, general and administrative expenses	—	43,259	9,768	599	—	53,626
Restructuring and other charges	—	362	93	—	—	455

Operating income	—	9,747	2,962	93	74	12,876
Interest expense	2,445	12,282	800	—	(3,161)	12,366
Interest income	—	(3,377)	(6)	(17)	3,161	(239)
Income in equity investments	(3,645)	(2,530)	—	—	6,175	—
Other (income) expense	—	(310)	139	(266)	80	(357)

Income before income taxes	1,200	3,682	2,029	376	(6,181)	1,106
Provision (benefit) for income taxes	—	37	(131)	—	—	(94)

Net income	$1,200	$3,645	$2,160	$376	$(6,181)	$1,200

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED July 3, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$213,919	$49,172	$16,099	$(17,188)	$262,002
Cost of sales	—	161,299	37,649	15,045	(17,322)	196,671

Gross profit	—	52,620	11,523	1,054	134	65,331
Selling, general and administrative expenses	—	40,573	12,028	624	(50)	53,175
Restructuring and other charges	—	871	—	—	—	871

Operating income (loss)	—	11,176	(505)	430	184	11,285
Interest expense	2,568	15,677	897	—	(6,840)	12,302
Interest income	—	(3,541)	(3,502)	(4)	6,840	(207)
Intercompany royalty expense (income)	—	3,062	(3,062)	—	—	—
Income in equity investments	(1,573)	(5,777)	—	—	7,350	—
Other expense	—	182	8	97	73	360

(Loss) income before income taxes	(995)	1,573	5,154	337	(7,239)	(1,170)
(Benefit) provision for income taxes	—	—	(355)	180	—	(175)

Net (loss) income	$(995)	$1,573	$5,509	$157	$(7,239)	$(995)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 2, 2006

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$6,776	$11,707	$3,035	$30	$(14,772)	$6,776
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	—	32,074	6,016	4	—	38,094
Other	—	5,158	(85)	(258)	—	4,815
Change in assets and liabilities, net	(3,610)	(17,609)	(8,062)	(205)	14,772	(14,714)

Net cash provided (used) by operating activities	3,166	31,330	904	(429)	—	34,971
Cash flows from investing activities:
Proceeds from sale of equipment	—	5	788	—	—	793
Additions to property, plant and equipment	—	(7,046)	(3,025)	—	—	(10,071)

Net cash used by investing activities	—	(7,041)	(2,237)	—	—	(9,278)
Cash flows from financing activities:
Payments of long-term debt	—	(21,727)	—	—	—	(21,727)
Bond consent costs	—	(7,994)	—	—	—	(7,994)
Payments relating to capital lease obligation	—	(366)	—	—	—	(366)
Proceeds from revolving line of credit	—	10,000	2,438	—	—	12,438
Payments of revolving line of credit	—	(6,000)	—	—	—	(6,000)
Due to parent and affiliated companies, net	9,874	(4,963)	(4,595)	(316)	—	—
Proceeds from issuance of redeemable common stock	4,460	—	—	—	—	4,460
Payments to redeem common stock	(17,500)	—	—	—	—	(17,500)
Decrease in cash overdraft	—	(1,683)	—	—	—	(1,683)

Net cash used by financing activities	(3,166)	(32,733)	(2,157)	(316)	—	(38,372)
Effect of foreign exchange rate changes on cash and cash equivalents	—	165	—	—	—	165
Change in cash and cash equivalents	—	(8,279)	(3,490)	(745)	—	(12,514)
Cash and cash equivalents at beginning of period	—	11,144	4,834	2,444	—	18,422

Cash and cash equivalents at end of period	$—	$2,865	$1,344	$1,699	$—	$5,908

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED July 3, 2005

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(5,278)	$(134)	$10,393	$644	$(10,903)	$(5,278)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	—	32,012	8,647	9	—	40,668
Other	—	6,750	(14)	20	—	6,756
Change in assets and liabilities, net	(3,870)	(15,216)	5,470	(1,796)	10,903	(4,509)

Net cash (used) provided by operating activities	(9,148)	23,412	24,496	(1,123)	—	37,637
Cash flows from investing activities:
Proceeds from sale of equipment	—	15	—	—	—	15
Acquisition of businesses	—	(68,827)	—	—	—	(68,827)
Additions to property, plant and equipment	—	(15,775)	(2,692)	—	—	(18,467)

Net cash used by investing activities	—	(84,587)	(2,692)	—	—	(87,279)
Cash flows from financing activities:
Payments of long-term debt	—	(9,750)	—	—	—	(9,750)
Payments relating to capital lease obligation	—	(335)	—	—	—	(335)
Proceeds from revolving line of credit	—	49,000	—	—	—	49,000
Payments of revolving line of credit	—	(49,000)	—	—	—	(49,000)
Due to parent and affiliated companies, net	4,425	26,438	(29,005)	(1,858)	—	—
Proceeds from issuance of redeemable common stock	9,855	—	—	—	—	9,855
Payments to redeem common stock	(5,132)	—	—	—	—	(5,132)
Increase in cash overdraft	—	7,357	—	—	—	7,357

Net cash provided (used) by financing activities	9,148	23,710	(29,005)	(1,858)	—	1,995
Effect of foreign exchange rate changes on cash and cash equivalents	—	25	—	—	—	25
Change in cash and cash equivalents	—	(37,440)	(7,201)	(2,981)	—	(47,622)
Cash and cash equivalents at beginning of period	—	55,892	9,293	4,753	—	69,938

Cash and cash equivalents at end of period	$—	$18,452	$2,092	$1,772	$—	$22,316

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references to “Paperweight Development,” “we,” “us,” or “our” refer to Paperweight Development Corp. and its subsidiaries and predecessors. Appleton Papers Inc. is a wholly-owned subsidiary of Paperweight Development, which we refer to as “Appleton” in this report.

Business Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Paperweight Development and its consolidated subsidiaries, including Appleton, for the fiscal quarter ended July 2, 2006. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

We create product solutions for customers and end users through our development and use of coating formulations and applications as well as encapsulation, security, printing and packaging technologies. We have five reportable business segments: coated solutions, thermal papers, security papers, secure and specialized print services and performance packaging. Note 15 of Notes to Condensed Consolidated Financial Statements reflects the performance of these five segments. For operational purposes, we have established three management divisions to streamline our organizational structure and reduce operating costs: technical papers, performance packaging and international. The technical papers division includes the coated solutions, thermal papers and security papers segments and is focused primarily on the U.S. and Canadian markets. The performance packaging division includes the three performance packaging subsidiaries: American Plastics Company, Inc. (“American Plastics”) and New England Extrusion Inc. (“New England Extrusion”), both manufacturers of plastic film products, and C&H Packaging Company, Inc. (“C&H Packaging”), a printer and converter of flexible plastic packaging materials. The international division includes Appleton’s British subsidiary, BemroseBooth Limited (“BemroseBooth”), which is focused on our secure and specialized print services business, as well as a sales and marketing team focused on increasing international sales of our various products outside the U.S. and Canada.

Our coated solutions segment, which includes carbonless paper products, is the largest component of our technical papers business. We believe users are switching to alternative modes of information communication and technologies that do not use impact printing to create images, which is resulting in year-on-year declines in overall carbonless volume. The coated solutions segment accounted for approximately 56% of total net sales in fiscal 2005.

The carbonless business continues to experience the impact of competitive pricing by both foreign and domestic producers as competitors attempt to maintain volumes or increase their market share, very often competing on price, resulting in increased pricing competition. As a result of this increased pricing competition in recent years, we have continued to experience pressure on our overall carbonless selling prices. However, the escalation in raw material and other manufacturing costs has provided us with some opportunities to implement price increases.

The global market for thermal products experienced strong growth during the 1990s and is expected to continue to grow as the advantages of thermal printing systems become more widely recognized. These advantages include their competitive cost, quiet operation, cleanliness, speed, high print quality, reliability, portability and their use of a single consumable (thermal paper) versus other printing systems, which require paper and ink or toner cartridges.

We experience competitive pricing in most market channels and product lines within the thermal papers segment from both foreign and domestic producers. Despite these competitive pressures, we implemented price increases to help offset higher raw material and manufacturing costs.

Over the past few years, our management team has developed and implemented growth strategies to offset the decline in carbonless markets. Strategies for growth include strengthening and expanding our presence in certain market segments and broadening our product offerings through internal research and development initiatives and acquisitions. In April 2003, we entered the performance packaging market through our acquisition of C&H Packaging and American Plastics. We added our secure and specialized print services business through the acquisition of BemroseBooth in December 2003. In January 2005, we added to our performance packaging business with our acquisition of New England Extrusion. We have evaluated, and will continue to evaluate, opportunities to acquire other companies that will help us achieve our business strategies.

Financial Overview

Net sales for the second quarter of fiscal 2006 totaled $269.0 million, compared to $262.0 million for the second quarter of 2005, an increase of 2.7%. Net sales increased from the prior year period in four of our five reportable segments: thermal papers, security papers, secure and specialized print services and performance packaging. The key contributing factors for the increase in net sales in the second fiscal quarter of 2006 for these four segments were increased sales volumes, improved pricing and improved product mix. Only the coated solutions segment experienced a decline in net sales from second quarter 2005 levels, decreasing by 6.5%, which was primarily due to a decrease in shipment volumes across all market channels.

We reported net income of $1.2 million for the second fiscal quarter of 2006 versus a $1.0 million net loss in the second quarter of 2005. Key factors creating this improvement in net income include higher net sales in four of the five reportable segments, improved pricing, improvements in the relative cost position of manufacturing operations, a non-recurring gain from an insurance recovery, a reduction in restructuring charges and an improvement in recognized foreign exchange gains and losses. Four of our five reportable segments reported an increase in operating income in the second fiscal quarter of 2006 when compared to the second fiscal quarter of 2005. Operating income in the coated solutions segment decreased by $2.1 million versus the second quarter of 2005, primarily due to the decline in net sales in this segment.

Consent Solicitation. During the second quarter of fiscal 2006, we successfully completed a consent solicitation to amend certain provisions of the indentures governing our senior notes and 9.75% senior subordinated notes to, among other things, modify the restricted payments covenants of the indentures, allow changes to the documentation for the ESOP that are not reasonably likely to result in a material adverse change to Appleton, and provide for additional interest on the senior notes and 9.75% senior subordinated notes in certain circumstances pertaining to ESOP-related payments. As a result, we were able to make in the second quarter of 2006, and expect to continue to make, required ESOP distributions without violating the covenant limitations of the indentures governing the senior notes and 9.75% senior subordinated notes. In consideration for the consent, we paid to the consenting noteholders a consent fee of $25.00 for each $1,000 principal amount of senior notes and 9.75% senior subordinated notes, resulting in an $8.0 million payment. This amount was capitalized as debt issuance costs and will be amortized over the remaining life of the notes. An additional $1.3 million was incurred in bank and legal fees, which has been expensed in our statement of operations for the three and six-month periods ending July 2, 2006.

Recent Acquisitions. On January 11, 2005, we acquired substantially all of the assets of New England Extrusion, a privately-held company with its headquarters and a production facility in Turners Falls, Massachusetts, and an additional production facility in Milton, Wisconsin. The purchase price for this acquisition, net of cash acquired, approximated $68.8 million, including the assumption of certain liabilities. New England Extrusion specializes in the manufacture of single and multilayer polyethylene films for packaging applications and sells its high performance films to converters and select end users in the United States and Canada who laminate, print, coat or convert films for flexible packaging applications involving food, personal care, medical and industrial products. The financial results for New England Extrusion have been included in our consolidated financial statements from the date of acquisition.

Restructuring and Other Charges. Management reviewed salaried staffing requirements in fiscal 2003. As a result of these management reviews, and in order to position our business for long-term growth, a salaried workforce reduction initiative was implemented in fiscal 2003. We have continued to assess staffing requirements for our headquarters operations and for our plants and mills and further reductions occurred throughout fiscal 2004. In late fiscal 2005, we announced additional initiatives to restructure our business in order to improve our market focus, create a more streamlined organization, reduce costs and better position us to pursue international growth opportunities. In fiscal 2005, we recorded a $10.6 million charge for the restructuring of our U.S. business operations and our U.K. subsidiary, BemroseBooth. During fiscal 2005, we eliminated 94 positions as a result of restructuring our U.S. business. BemroseBooth announced in the third quarter of fiscal 2005 its exit from the traditional printing and binding portions of its information products business and, by the end of fiscal 2005, eliminated 54 positions. Separately, BemroseBooth also announced an organizational restructuring to increase market focus, centralize its operating structure and position BemroseBooth to pursue growth in print services. Through the first half of 2006, we eliminated 12 additional salaried employees in the U.S. and recognized an additional $0.7 million in restructuring charges. See Note 4 of Notes to Condensed Consolidated Financial Statements for further information on the effects of restructuring.

Effects of Inflation. The cost for certain of our raw materials, including base stock, chemicals and pulp, as well as the cost for energy, including natural gas, oil and electricity, has generally been subject to price changes and can have a material effect on our business, financial condition and results of operations. The costs for certain raw materials and energy increased during fiscal 2005 and into the second quarter of fiscal 2006 and are expected to continue to increase. However, during fiscal 2005 and through the second quarter of fiscal 2006, we believe that the effects of general inflation have not been material to our business, financial condition or results of operations. Through price increases, we have historically been able to pass on to our customers at least a portion of the increases in the cost of raw materials. We must rely on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of these cost increases. While we expect that any significant increase in raw materials or energy will be offset by price increases to our customers and/or by our cost containment, productivity and efficiency initiatives, should we be unable to pass on or mitigate any future price increases, our profitability could be impacted.

Comparison of Results of Operations for the Three-Month Periods Ended July 2, 2006 and July 3, 2005

Net Sales. Net sales for the three months ended July 2, 2006 were $269.0 million, an increase of $7.0 million, or 2.7%, compared to the prior year period. Coated solutions segment net sales totaled $142.6 million for the second quarter of fiscal 2006, a decrease of approximately $9.9 million, or 6.5%, from prior year levels. Carbonless shipment volumes decreased approximately 8.8% from the second quarter of fiscal 2005, with declines reported in all market channels primarily due to the decline in demand for carbonless paper products. In addition, approximately $1.0 million of the net sales decline from second quarter 2005 levels in the coated solutions segment is attributable to our decision, in the second half of 2005, to discontinue the production and sale of inkjet papers. Improved pricing and product mix factors combined to mitigate somewhat the volume decrease versus second quarter 2005 shipment levels. Thermal papers segment net sales during the second quarter of 2006 were $68.0 million, an increase of $12.0 million, or 21.4%, compared to the prior year period, primarily due to a 21.5% increase in shipment volumes, with volume growth experienced across all major grade lines. Thermal papers segment net sales for the second quarter of fiscal 2006 also reflect price increases implemented in the first quarter of 2006 on certain product lines, though the fact that a significant share of the unit volume growth was in lower priced products largely offset the impact of the price increases. Security papers segment net sales were $6.6 million in the second quarter of fiscal 2006, an increase of $0.6 million, or 9.7%, from the second quarter of 2005. Security papers shipment volumes increased over the prior year period by 6.4% and were driven primarily by new or expanded product offerings to existing customers. Improved pricing also contributed to the net sales increase versus the second quarter of 2005. Secure and specialized print services segment net sales, represented by BemroseBooth, were $24.5 million for the second quarter of fiscal 2006, increasing by $0.9 million, or 3.7%, from 2005 second quarter levels due to increased sales volume across several product lines. Performance packaging segment net sales totaled $27.2 million in the second quarter of fiscal 2006, increasing $3.4 million, or 14.4%, over the second quarter of 2005 due to improved pricing and increased shipment volumes.

Gross Profit. Gross profit was $67.0 million for the second quarter of fiscal 2006, an increase of $1.6 million, or 2.5%, compared to the prior year period. The increase was primarily due to increased profitability in the thermal papers segment, although the security papers, secure and specialized print services and performance packaging segments all reported an increase in gross profit compared to the second quarter of fiscal 2005. Coated solutions segment gross profit decreased by $2.7 million compared to 2005 second quarter results reflecting the lower shipment volumes for the second quarter of fiscal 2006 as compared to the second quarter of 2005. The thermal papers segment gross profit was $2.3 million more in the second quarter of 2006 than in the second quarter of 2005, primarily due to increased sales volumes, pricing and manufacturing efficiencies. Gross profit in the security papers segment increased by $0.6 million for the second quarter of fiscal 2006 due to increased sales volumes and improved margins, based on improved pricing and manufacturing efficiencies. In the secure and specialized print services segment, gross profit increased by $0.3 million from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 due to increased net sales and improved utilization of manufacturing capacity. Gross profit in the performance packaging segment increased by $1.1 million over the second quarter of fiscal 2005, primarily due to higher net sales and improved operating efficiencies versus the second quarter of 2005, partially offset by increased raw material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (which includes distribution costs) for the second quarter of fiscal 2006 were $53.6 million, an increase of $0.5 million, or almost flat in comparison to the prior year period. Increases in bonus and other compensation expenses, along with non-recurring legal fees incurred in conjunction with the Audit Committee’s investigation into certain travel and expense reimbursements, gifts to certain employees and related recordkeeping practices, and approximately $1.3 million in bank and legal fees associated with the consent solicitation process were incurred during the second quarter of fiscal 2006. Distribution costs for the second quarter of fiscal 2006 increased by $1.1 million, or 6.1%, compared to the second quarter of 2005 due to increased freight rates and higher thermal paper shipments to international markets. Offsetting a majority of these headquarter expenses and distribution increases were reductions in salaries, consulting fees, health care costs, experimental expenses associated with product development work and a nonrecurring gain of approximately $1.0 million for insurance settlements related to certain litigation matters.

Restructuring and Other Charges. We have continued to assess our staffing requirements for our headquarters operations and for our plants and mills and have continued to make selective workforce reductions, pursuant to a program begun in fiscal 2003. Reductions occurred throughout fiscal 2004 and in late fiscal 2005 we announced plans to restructure our business in order to improve our market focus, create a more streamlined organization, reduce costs and better position us to pursue international growth opportunities. During the second quarter of fiscal 2006, we recognized employee termination costs of $0.5 million versus the $0.9 million recognized in the comparable 2005 period, during which a greater number of salaried employment separations occurred. Termination costs reflect the anticipated cost of severance benefits owed to those employees terminated during the respective periods.

Operating Income. Operating income for the second quarter of fiscal 2006 was $12.9 million, an increase of $1.6 million, or 14.1%, compared to the prior year period. Operating income as a percentage of net sales for the second quarter of fiscal 2006 was 4.8% as compared to 4.3% of net sales for the second quarter of 2005. Coated solutions segment operating income for the second quarter of fiscal 2006 decreased $2.1 million compared to the prior year period, primarily due to lower shipment volumes, the effects of which were partially offset by improved pricing, operating efficiencies, the insurance recovery noted above, which reduced selling, general and administrative expenses, and reduced restructuring charges. Thermal papers segment operating income for the second quarter of fiscal 2006 increased $1.1 million compared to the prior year period due to increased sales volumes, improved pricing and increased operating efficiencies. Our security papers segment reported operating income of $0.1 million in the second quarter of fiscal 2006 versus an operating loss of $0.6 million in the second quarter of 2005. Increased sales volumes, improved pricing, improved product mix and operating efficiencies were all contributing factors to this improved performance versus 2005. The secure and specialized print services segment reported operating income of $0.4 million for the second quarter of fiscal 2006, a $0.8 million improvement from the $0.4 million operating loss in the second quarter of 2005, which came about as a result of increased sales volumes, improved manufacturing capacity utilization and various cost reduction initiatives. The performance packaging segment’s operating income for the second quarter of fiscal 2006 increased by $1.6 million compared to the prior year period, primarily because of an increase in net sales as compared to the second quarter of fiscal 2005. Unallocated corporate charges and business development costs were $0.6 million greater in the second quarter of fiscal 2006 than in the prior year period, primarily as a result of the increase in business development expenditures in support of our growth initiatives.

Interest Expense. Interest expense for the second quarter of fiscal 2006 was $12.4 million, an increase of $0.1 million compared to the prior year period. The major components of interest expense are detailed in the table below. The most notable change in comparing the second quarters of fiscal 2006 and 2005 is the cessation of the accretion of our Fox River liability, since, as of the end of fiscal 2005, it had accreted to $25.0 million, which represents our share of the liability under the terms of our agreement with Arjo Wiggins Appleton Limited. (Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for further information on the Fox River liability.) Interest expense on term loans has increased by $0.5 million from the second quarter of fiscal 2005 to the second quarter of 2006. Although we fixed the interest rate on a portion ($100 million) of that debt with a three-year interest rate swap contract that took effect on March 21, 2006, all of the outstanding indebtedness under the existing credit facility was at a floating rate through most of the first quarter of 2006. The unhedged portion of the term loans remains exposed to interest rate fluctuations and LIBOR rates have increased fairly steadily since the end of the second quarter of 2005. Deferred debt expense has increased from the second quarter of 2005 by $0.3 million due to the write-off of debt acquisition costs in conjunction with the voluntary repayments made on our term loans during the first six months of 2006.

Interest Expense

	Second Fiscal Quarter
	2006	2005
	(dollars in millions)
Interest expense—term loans	$3.9	$3.4
Interest expense—senior notes	3.5	3.7
Interest expense—senior subordinated notes	3.8	3.8
Interest expense—deferred debt expense	0.7	0.4
Interest expense—Fox River accretion	—	0.4
Interest expense—other	0.5	0.6

Total interest expense	$12.4	$12.3

Interest Income. Interest income for the second quarter of fiscal 2006 was $0.2 million, similar to the prior year period. In both years, most of the interest represents earnings on short-term investments.

Foreign Exchange (Gain) Loss. For the second quarter of fiscal 2006, we recognized a $0.4 million foreign exchange gain as compared to a $0.4 million foreign exchange loss in the second quarter of 2005. Second quarter 2006 results reflect the effects of changing exchange rates on the valuation of certain balance sheet items, primarily those relating to interest due from BemroseBooth and receivables denominated in currencies other than the U.S. dollar.

Benefit for Income Taxes. In connection with the acquisition of Appleton, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, we expect to incur no future U.S. corporate income tax liability and minimal state and local income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Our Canadian subsidiary, Appleton Papers Canada Ltd., and BemroseBooth, a Company registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries. As a result, we expect to incur foreign income tax liabilities. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If Appleton sells a material portion of its assets within that ten-year period, Appleton could be subject to a significant tax liability.

For the second quarter of fiscal 2006, we recorded an income tax benefit of $0.1 million, which included a $0.2 million tax benefit recorded by BemroseBooth and a $0.1 million provision for state income taxes for our other businesses. A net income tax benefit of $0.2 million was recognized in the second quarter of fiscal 2005, the net result of a $0.2 million provision for state and Canadian income taxes and a $0.4 million benefit recorded by BemroseBooth, which was attributable to the net operating loss position of BemroseBooth through the first two quarters of 2005.

Net Income (Loss). Net income of $1.2 million was recorded for the second quarter of fiscal 2006 versus a net loss for the second quarter of fiscal 2005 of $1.0 million. An increase in gross profit, a reduction in restructuring charges and an improvement in recognized foreign exchange gains and losses were major factors in this improvement.

Comparison of Results of Operations for the Six-Month Periods Ended July 2, 2006 and July 3, 2005

Net Sales. Net sales for the six months ended July 2, 2006 were $537.9 million, an increase of $22.9 million, or 4.4%, compared to the first half of fiscal 2005. Coated solutions segment net sales were $290.2 million, a decrease of $14.2 million, or 4.7%, compared to the prior year period. Approximately $2.6 million of the decrease in coated solutions net sales versus the comparable 2005 period is attributable to our decision, in the second half of 2005, to discontinue the production and sale of our line of inkjet papers. Additionally, total carbonless shipment volumes were off from first half 2005 results. The decline was partially offset by growth of approximately 11% in international carbonless shipments versus the first half of 2005. Higher selling prices, including the effects of a second quarter 2006 carbonless price increase for international markets, and favorable product mix factors offset some of the effects of the overall volume decline. Thermal papers segment net sales were $130.6 million, an increase of $23.6 million, or 22.1%, compared to the prior year period, primarily due to a volume increase for the first half of 2006. The thermal papers net sales figures also reflect the benefits of price increases implemented in the first quarter of 2006 on certain product lines, but shifts in the product mix toward lower priced products tended to offset much of the impact of the price increases. Net sales in our security papers segment totaled $14.1 million, an increase of $1.5 million, or 11.6%, over the comparable 2005 period, which is attributable to an increase in shipment volumes and improved pricing and product mix versus the prior year period. New or expanded product offerings to existing customers were key factors in the volume increase. Secure and specialized print services segment net sales for the first half of 2006 amounted to $47.0 million, increasing $2.8 million, or 6.3%, over 2005 first half levels. Most of this increase relative to 2005 is a result of new business in several product lines. Performance packaging segment net sales totaled $56.1 million, an increase of $9.2 million, or 19.6%, for the first half of 2006 versus last year, primarily as a result of improved pricing and higher shipment volumes, especially to several major customers.

Gross Profit. Gross profit was $133.2 million for the six months ended July 2, 2006, an increase of $5.7 million, or 4.5%, compared to the prior year period. Coated solutions segment gross profit decreased by $3.9 million from the first half of 2005, primarily due to the carbonless volume declines from the first half of 2005 to the first half of 2006, although raw material and utility cost increases also placed pressure on margins and could be only partially offset by higher selling prices, manufacturing efficiencies and cost reduction efforts. Thermal papers segment gross profit increased by $4.9 million from first half 2005 levels as a result of the increased shipment volumes, improved pricing and better operating efficiencies, which helped offset raw material and utility cost increases. Security papers segment gross profit for the first six months of fiscal 2006 increased by $2.0 million versus the first six months of 2005, primarily due to increased shipment volumes, improved pricing and product mix and operating efficiencies. Gross profit for the secure and specialized print services segment increased by $0.7 million from the first six months of 2005, due primarily to increased sales volumes. The performance packaging segment reported a $2.3 million increase in gross profit for the first half of 2006 as compared to the first half of 2005. Most of this increase is attributable to higher net sales in the first half of 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (which includes distribution costs) for the six months ended July 2, 2006 were $102.3 million, a decrease of $2.3 million, or 2.2%, compared to the prior year period, primarily due to the decline in headquarters costs. Lower salary costs, in the wake of our 2005 restructuring activities, as well as a reduction in experimental expenses associated with product development efforts, lower consulting fees, decreased health care costs and nonrecurring gains of approximately $2.0 million for insurance settlements related to certain litigation matters were experienced during the first six months of fiscal 2006. These decreases more than offset increased distribution costs, higher bonus and other compensation expenses, non-recurring legal fees incurred in conjunction with the Audit Committee’s investigation into certain travel and expense reimbursements, gifts to certain employees and related recordkeeping practices, and approximately $1.3 million in bank and legal fees associated with the consent solicitation process. Distribution costs for the first half of 2006 increased by $2.3 million, or 6.8%, compared to the first six months of 2005. Higher freight rates were a primary factor in this increase, although higher levels of international shipments in both the carbonless and thermal businesses were also a factor.

Restructuring and Other Charges. We have continued selective workforce reductions, pursuant to a program begun in fiscal 2003. The cost of this program, which includes severance costs and outplacement services, was $0.7 million for the first six months of fiscal 2006, down from $4.4 million in the first half of 2005, which included the costs of voluntary severance packages offered to eligible union employees at Appleton’s Roaring Spring and West Carrollton paper mills in the first quarter of 2005 as well as some additional salaried employment separations occurring in the second quarter of 2005. (Refer to Note 4 of Condensed Consolidated Financial Statements for additional information on the effects of restructuring.)

Operating Income. Operating income for the six months ended July 2, 2006 was $30.2 million, an increase of $11.7 million, or 62.9%, compared to the prior year period. Higher net sales and gross profit, as well as reduced selling, general and administrative expenses and reduced restructuring costs accounted for the improvement from first half 2005 levels. Operating income as a percentage of net sales for the first half of 2006 was 5.6% as compared to 3.6% of net sales for the prior year period. Coated solutions segment operating income for the first half of 2006 was $27.9 million, an increase of $0.3 million compared to the prior year period, largely due to the insurance recoveries noted above, which reduced selling, general and administrative expenses, and reduced restructuring charges. Thermal papers segment operating income for the first half of 2006 was $6.1 million, an increase of $3.4 million compared to the prior year period. Major factors in this improvement included higher shipment volumes, improved pricing and product sales mix and better operating efficiencies. The security papers segment reported operating income for the first six months of 2006 of $0.8 million as compared to an operating loss in the first six months of 2005 of $1.4 million. Increased shipment volumes and improved product mix relative to first half 2005 were the key drivers of this improved performance. The secure and specialized print services segment reported an operating loss of $0.2 million for the six months ended July 2, 2006, which is a $2.2 million improvement from the $2.4 million operating loss through the first half of 2005. This improvement over first half 2005 results is primarily due to increased sales volumes and the success of cost reduction initiatives. The seasonality of BemroseBooth’s business was a major factor in this segment’s half-year loss for both years. Performance packaging segment operating income totaled $4.1 million through the first six months of 2006, an increase of $2.2 million over the first six months of 2005, with virtually all of the year-on-year improvement attributable to increased net sales. Unallocated corporate charges and business development costs for the first half of 2006 decreased by $1.4 million as compared to the prior year period, primarily due to a decrease in the expenses associated with our 2005 restructuring program.

Interest Expense. Interest expense for the six months ended July 2, 2006 was $24.6 million, which equaled interest expense for the prior year period. Term loan interest increased by $1.5 million when compared to the first six months of 2005 as a result of a gradual increase in the variable interest rates at which the term loans are priced. We fixed the interest rate on a portion ($100 million) of that debt with a three-year interest rate swap contract that took effect on March 21, 2006, but all of the outstanding indebtedness under the existing credit facility was at a floating rate through most of the first quarter of 2006 and LIBOR rates have increased fairly steadily since the end of the second quarter of 2005. Interest expense on the senior notes is $0.6 million lower in the first half of 2006 as we repaid $13.0 million of the senior notes since the end of the second quarter of 2005. Deferred debt expense has increased from the first half of 2005 by $0.4 million due to $0.3 million of debt acquisition costs written off to coincide with the voluntary repayments made on our term loans during the first six months of 2006. No accretion was recorded for our Fox River liability since we had, as of the end of 2005, accreted the liability to $25.0 million, which represents our share of the liability under the terms of Appleton’s agreement with Arjo Wiggins Appleton Limited. (Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for further information on the Fox River liability.) Other interest expense includes interest on borrowings against our revolving line of credit, certain fees associated with the maintenance of that line of credit and letter of credit fees. Other interest expense for the second quarter of 2006 decreased by $0.6 million compared to the second quarter of 2005, because borrowings against the revolving line of credit were higher in the second quarter of 2005 as we had utilized Appleton’s revolving line of credit to help finance the 2005 acquisition of New England Extrusion and meet other short-term cash needs.

Interest Expense

	First Six Months
	2006	2005
	(dollars in millions)
Interest expense—term loans	$7.8	$6.3
Interest expense—senior notes	7.0	7.6
Interest expense—senior subordinated notes	7.8	7.8
Interest expense—deferred debt expense	1.2	0.8
Interest expense—Fox River accretion	—	0.7
Interest expense—other	0.8	1.4

Total interest expense	$24.6	$24.6

Interest Income. Interest income for the six months ended July 2, 2006 was $0.5 million, an increase of $0.1 million compared to the prior year period. The increase is attributable to the higher interest rates available on our short-term investments in 2006 relative to 2005.

Foreign Exchange (Gain) Loss. For the first six months of 2006 we recognized a foreign exchange gain of $0.3 million versus a loss of $0.6 million in the prior year period. First half 2006 results reflect the effects of changing exchange rates on the valuation of certain balance sheet items, primarily those relating to interest due from BemroseBooth and receivables denominated in currencies other than the U.S. dollar. The U.S. dollar has weakened against most currencies since the end of the year resulting in a gain when amounts denominated in those currencies are converted to U.S. dollars. The 2005 loss was a result of the revaluation of receivables.

Benefit for Income Taxes. In connection with the acquisition of Appleton, Paperweight Development elected to be treated as a subchapter S corporation and for its eligible subsidiaries to be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result of these elections, we expect to incur no future U.S. corporate income tax liability and minimal state and local income tax liabilities. The American Plastics and C&H Packaging subsidiaries acquired in 2003, as well as New England Extrusion, acquired in January 2005, are eligible for such treatment. Our Canadian subsidiary, Appleton Papers Canada Ltd., and BemroseBooth, a Company registered in the U.K. and subject to U.K. Inland Revenue tax laws, are not eligible for treatment as qualified subchapter S subsidiaries. As a result, we expect to incur foreign income tax liabilities. As a subchapter S corporation, Paperweight Development is subject to a corporate-level tax under Section 1374 of the Internal Revenue Code known as the built-in gain tax. The built-in gain tax is a tax imposed on the gain inherent in assets as of the effective date of the S election if the gain is recognized within ten years after the effective date of the S election. If Appleton sells a material portion of its assets within that ten-year period, Appleton could be subject to a significant tax liability.

For the first half of fiscal 2006, we recorded an income tax benefit of $0.4 million, which included a $0.6 million tax benefit recorded by BemroseBooth and a $0.2 million provision for state income taxes for our other businesses. For the first six months of 2005 we recognized a net income tax benefit of $0.9 million, the net result of a $0.3 million provision for state and Canadian income taxes and a $1.2 million benefit recorded by BemroseBooth. The tax benefits recorded for BemroseBooth for the two six-month periods reflect the net operating loss position of BemroseBooth through the first six months of both 2006 and 2005.

Net Income (Loss). Net income for the six months ended July 2, 2006 was $6.8 million compared to a loss of $5.3 million for the prior year period, an improvement of $12.1 million. The major reasons for the improvement versus the first half of 2005 include increased sales, improved product sales mix in some business lines, cost containment initiatives, an improvement in recognized foreign exchange gains and losses and realization of more of the benefits of previous restructuring activities, which translated into lower selling, general and administrative expenses and reduced restructuring charges.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities for the first six months of 2006 was $35.0 million. Depreciation and amortization charges totaled $38.1 million. We made $3.6 million in non-cash employer matching contributions to the KSOP during the first half of 2006. Operating cash flow was reduced by an increase of $9.7 million in accounts receivable. Accounts receivables for the coated solutions, thermal papers and security papers segments increased a combined $20.0 million due to higher net sales during the final two months of the quarter than in the relevant prior period and a higher proportion of international sales, which generally carry longer payment terms. Accounts receivables in the secure and specialized print services segment decreased by $9.5 million, reflecting the seasonal pattern of BemroseBooth’s business. Changes in other working capital components—inventories, other current assets, accounts payable and other accrued liabilities—were not a significant source or use of cash for the first half of fiscal 2006. Restructuring reserves decreased by $3.9 million as we paid out severance benefits and other costs related to the restructuring. The balance of the accrued pension liability decreased by $3.1 million, the net result of increases in the actuarial liability offset by $6.0 million in additional pension contributions we made to the master pension trust.

Net cash provided by operating activities for the first six months of 2005 was $37.6 million. Depreciation and amortization charges of $40.7 million more than offset the $5.3 million net loss for the period. We made $4.1 million in non-cash employer matching contributions to the KSOP during the first half of 2005. Operating cash flow was reduced by an increase of $18.7 million in inventories due to a $7.5 million increase at BemroseBooth, reflecting seasonal build, and increases in raw material and finished goods inventories in the technical papers division businesses. This excludes the increase in inventories attributable to the acquisition of New England Extrusion, which is reflected in cash flows from investing activities. Inventories grew within technical papers as the thermal papers business built safety stock for scheduled equipment shutdowns and the carbonless business increased inventories to levels suited to the desired level of delivery performance. Receivables decreased by $5.0 million, the net effect of BemroseBooth collecting against its year-end balances, reducing its receivables by $17.4 million, while receivables in the technical papers division businesses increased by approximately $10.2 million due to the pace of sales in the second quarter. Accounts payable and other accrued liabilities increased by $8.0 million at the end of the second quarter of 2005, primarily as a result of our active management of working capital to maximize debt repayment.

Cash Flows from Investing Activities. Net cash used by investing activities in the first six months of 2006 totaled $9.3 million. This amount includes $10.1 million of capital spending, on a number of individual projects, offset by $0.8 million in proceeds from the sale of used equipment.

Net cash used by investing activities in the first six months of 2005 totaled $87.3 million. Of this amount, $18.5 million represented capital spending and $68.8 million was used for the acquisition of New England Extrusion.

Cash Flows from Financing Activities. Net cash used by financing activities was $38.4 million for the first half of fiscal 2006. Appleton made mandatory repayments of $6.7 million on its term loans, including $5.6 million for the “excess cash flow” payment, a mandatory prepayment required under the terms of its credit agreement and calculated in a prescribed manner following the close of each fiscal year. Appleton also made voluntary prepayments against its term loans totaling $15.0 million during the first six months of 2006. During the six months ended July 2, 2006, Appleton borrowed $12.4 million under its revolving credit facility. During that same period, Appleton repaid the $2.0 million of borrowings outstanding under the revolving credit facility as of year-end 2005 and $4.0 million of the amount borrowed in 2006 under the revolving credit facility. Proceeds from the issuance of Paperweight Development redeemable common stock during the first half of fiscal 2006 totaled $4.5 million. The ESOP trustee purchased this stock with pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2006. Payments to redeem Paperweight Development common tock amounted to $17.5 million during the first six months of fiscal 2006. Payments to redeem common stock during the first half of 2006 were higher than in the first half of fiscal 2005 based on the number of redemption requests received from plan participants. Appleton was able to honor requests to this level in the second half of 2006 because, as described immediately below and in Note 14 of Notes to Condensed Consolidated Financial Statements, Appleton amended certain restrictive covenants in the indentures governing the senior notes and senior subordinated notes that provided Appleton with an increased ability to fund mandatory and voluntary stock redemptions under the terms of the ESOP. Cash overdrafts decreased by $1.7 million.

During the second quarter of fiscal 2006, Appleton successfully completed a consent solicitation to amend certain provisions of the indentures governing its senior notes and senior subordinated notes to, among other things, modify the restricted payments covenants of the indentures, allow changes to the documentation for the ESOP that are not reasonably likely to result in a material adverse change to Appleton, and provide for additional interest on the senior notes and senior subordinated notes in certain circumstances pertaining to ESOP-related payments. As a result, Appleton was able to make in the second quarter of 2006, and expects to continue to make, required ESOP distributions without violating the covenant limitations of the indentures governing the senior notes and the senior subordinated notes. In consideration for the consent, Appleton paid to the consenting noteholders a consent fee of $25.00 for each $1,000 principal amount of senior notes and senior subordinated notes, resulting in an $8.0 million payment. This amount was capitalized as debt issuance costs and will be amortized over the remaining life of the notes. An additional $1.3 million was incurred in bank and legal fees and has been recorded on our statement of operations for the three and six months ended July 2, 2006.

Net cash provided by financing activities was $2.0 million for the first half of 2005. Appleton made mandatory debt repayments on its outstanding term loans of $1.3 million in the first six months of 2005. Appleton also made payments of $49.0 million to clear its revolver borrowings and made an additional voluntary payment of $8.5 million against the outstanding term loans. Payments to redeem shares of redeemable common stock related to employee requests for diversification and distributions upon retirement or termination totaled $5.1 million in the first six months of 2005. Share redemptions were at a lower level than in the first half of 2004 as we converted some of the 2005 lump sum redemption requests to five-year installment payments, as permitted under the terms of the ESOP. We received net proceeds of $9.9 million from the sale of Paperweight Development redeemable common stock. The ESOP trustee purchased this stock with pre-tax deferrals, rollovers and loan payments made by employees during the last six months of 2004 and the first six months of 2005.

The senior credit facility and cash flows from operations are expected to be adequate to meet our forecasted liquidity needs.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the meaning of the term ‘normal capacity’ was clarified. The provisions of SFAS 151 are applicable to inventory costs incurred beginning in 2006 and have not had a significant effect on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). This standard is effective for nonmonetary asset exchanges made beginning in 2006 and has not had a significant effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment – an amendment of FASB Statements No. 123 and 95.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SFAS No. 123(R) during the first quarter of 2006 and it did not have a significant effect on our financial statements, given the nature of our plans.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose, in its financial statements, uncertain tax positions the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, financial statements must reflect the expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. Additionally, FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular rollforward of the unrecognized tax benefits. The provisions of FIN 48 are applicable to us beginning in 2007 and are not expected to have a significant effect on our financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Appleton and Paperweight Development carried out an evaluation, under the supervision and with the participation of their management, including their respective principal executive officer and principal financial officer, of the effectiveness of the design and operation of their disclosure controls and procedures as such terms are defined in Rules 13a-15(e) and 15d-15(e)

of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Appleton and Paperweight Development maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by Appleton and Paperweight Development in the reports filed or submitted by them under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to ensure that the information is accumulated and communicated to management, including their respective principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Based on his evaluation, and the material weakness discussed below, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Interim Chief Financial Officer of Appleton and Paperweight Development has concluded that their disclosure controls and procedures are ineffective.

Remediation of Material Weakness in Internal Control Over Financial Reporting

As reported in Part I, Item 4, “Controls and Procedures” of the quarterly report on Form 10-Q for the first quarter ended April 2, 2006, management of Appleton and Paperweight Development determined that their internal control over financial reporting relating to travel and expense reimbursements, gifts to certain employees and related record-keeping practices had been operating ineffectively. As a result, the independent Audit Committee of Paperweight Development engaged outside counsel to undertake a review of the issues concerning travel and expense reimbursements, gifts to certain employees and related recordkeeping practices. This third-party review was substantially completed in June 2006 and confirmed management’s belief that there was no material effect on our financial statements for any prior period as a result of ineffective controls over travel and expense reimbursements, gifts to certain employees and related recordkeeping practices.

Remedial actions were taken by Appleton and Paperweight Development at the end of the second quarter ended July 2, 2006 to address the aforementioned material weakness in their internal control over financial reporting relating to travel and expense reimbursements, gifts to certain employees and related recordkeeping practices. Specifically, the following remedial actions were taken by Appleton and Paperweight Development in the second quarter of 2006:

•	On May 11, 2006, Dale E. Parker, the Chief Financial Officer, Vice President, Finance, Treasurer and a director of Appleton and the Chief Financial Officer, Treasurer and a director of Paperweight Development, was placed on indefinite paid administrative leave, effective on such date. Mr. Parker was also removed as a director of the boards of directors of Appleton and Paperweight Development and was removed from all committees of which he was a member, effective as of May 11, 2006. At the time of his removal, Mr. Parker was a member of the ESOP Committee, Pension Benefits Finance Committee and Internal Compensation Committee of Appleton’s board of directors. On June 5, 2006, Mr. Parker was removed as a director of the boards of directors of Paperweight Development’s subsidiaries to which he had been previously appointed. On June 19, 2006, Appleton and Paperweight Development terminated the employment of Mr. Parker.

•	On May 11, 2006, the boards of directors of Appleton and Paperweight Development each appointed the Chief Executive Officer, Mark Richards, as Interim Chief Financial Officer of Appleton and Paperweight Development, respectively. He will continue to perform his current duties as well as the duties of Interim Chief Financial Officer. Mr. Richards has been the Chief Executive Officer and President of Appleton since April 2005 and Chairman of Appleton since June 2005. He has also been the Chief Executive Officer, Chairman, President and a director of Paperweight Development since April 2005.

•	In addition, in August 2006 Appleton created the new position of Chief Compliance Officer and named Angela M. Tyczkowski, current Vice President, Secretary and General Counsel, for Appleton and Vice President and Secretary of Paperweight Development, as the Chief Compliance Officer. The Chief Compliance Officer will oversee Appleton’s internal audit function and its responsibility for the oversight and testing of internal control over financial reporting for Appleton.

•	Appleton and Paperweight Development implemented and distributed to all employees a revised policy with respect to travel and entertainment expenses.

•	Appleton and Paperweight Development implemented and distributed new policies and procedures for employee gifts, including approval requirements and related recordkeeping practices.

•	Senior managers held meetings with their staffs to ensure a clear understanding of the new travel and entertainment expense and employee gift policies and procedures and charged their direct reports with communicating the policy through their organizations.

•	The new policies include clearly defined review and approval procedures. In particular, the Chief Executive Officer’s travel and expense reports are now approved by two of three designated executive officers of the company and are periodically made available to the Audit Committee Chairperson for review.

•	The internal audit staff will perform annual audits of the travel and expense reports of the executive officers and executive assistants of Appleton and Paperweight Development. The results of these audits will be formally presented to the Audit Committee of the board of directors of Paperweight Development. In addition, travel and expense reports for all employees of Appleton and Paperweight Development are subject to audit and will be tested on a sample basis periodically throughout the year.

The new policies on travel and entertainment expenses and employee gifts were approved by the Audit Committee of Paperweight Development and communicated to all employees at the end of the second quarter ended July 2, 2006. While the remediation measures have improved the design effectiveness of our internal control over financial reporting, not all of the newly designed controls had operated for a sufficient period of time prior to July 2, 2006 to demonstrate operating effectiveness. During the third quarter of fiscal 2006, we will continue to test, monitor and assess our remediation activities to ensure that the material weakness discussed above is remediated as soon as practicable. Accordingly, Appleton and Paperweight Development have concluded that this material weakness remains as of July 2, 2006, but is expected to be remediated as of the third quarter ended October 1, 2006.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there were no changes in the internal control over financial reporting of Appleton and Paperweight Development during the second quarter ended July 2, 2006, that have materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Annual Report on Form 10-K for the year ended December 31, 2005 and Note 16 to the Consolidated Financial Statements included therein. The following discussion is limited to certain recent developments concerning our legal matters and should be read in conjunction with the information disclosed in such earlier report. Unless otherwise indicated, all legal matters discussed in such earlier report remain outstanding. Reference also is made to Note 12 to the Condensed Consolidated Financial Statements included in this report.

In April 2005, eleven local residents who allegedly live (or have lived) near the wastewater treatment plant of the mill and two former mill employees (and one of their spouses) filed lawsuits in Montgomery County, Ohio court, alleging that Appleton released and continues to release hazardous substances from the mill, including PCBs, dioxins and fluorochemicals, which allegedly caused injury to the plaintiffs and/or damage to their property. The lawsuits were removed to the United States District Court for the Southern District of Ohio. The local resident plaintiffs had requested that the court certify the matter as a class action. The plaintiffs were seeking compensatory and punitive damages, remediation and other relief. The lawsuit commenced by the two former mill employees has been dismissed without prejudice. The lawsuit commenced by the local resident plaintiffs was resolved prior to the end of the second quarter of 2006.

Item 1A – Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005. The information presented below sets out material amendments and updates to a prior risk factor, and includes an additional risk factor, and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

Paperweight Development’s legal obligations to repurchase common stock from employees and former employees may lead to a default under the agreements governing our indebtedness

It may be necessary for Appleton to make significant distributions to Paperweight Development in order for Paperweight Development to satisfy its share repurchase obligations, under the Employee Retirement Income Savings Act of 1974, or ERISA, and the terms of the KSOP, to current and former employees who are participants in the ESOP. Paperweight Development incurs obligations to an ESOP participant to repurchase shares of Paperweight Development when he or she retires or otherwise terminates employment or when he or she elects to diversify a portion of the shares of Paperweight Development common stock held in their ESOP account. The ESOP allows Paperweight Development to satisfy its share repurchase obligations by installment payments. For repurchases from former employees in 2003 and 2004, Paperweight Development completed share repurchases by single payments. During 2005 and for the first half of 2006, we exercised our right to satisfy our share repurchase obligations to former participants by making five equal annual installment payments. Because the amount of our repurchase obligation to former employees is based on individual elections made semi-annually in mid-April and mid-October by former employees and the deadline for the second of these election periods for fiscal 2006 does not expire until mid-October 2006, it is difficult for us to accurately estimate the ultimate amount of the repurchase obligation for fiscal 2006. However, if the number of shares that former employees elect to redeem is consistent with or greater than prior years, we expect to pay for repurchases requested in the second half of 2006 by making five equal annual installment payments.

The amount of our repurchase obligations may at any time exceed limitations imposed by agreements governing our indebtedness and Appleton may elect to or be forced to help us meet our obligations. Further, we, as a guarantor of Appleton’s indebtedness, may also be limited to some extent from making payments to the ESOP or its beneficiaries by the terms of our and Appleton’s indebtedness, including Appleton’s indebtedness under the senior notes and senior subordinated notes. At the time of filing the quarterly report on Form 10-Q for the quarterly period ended April 2, 2006, it appeared that, as a result of our legally imposed repurchase obligation, we and/or Appleton might be forced to violate the distribution and/or payment limitations contained in the agreements relating to our and Appleton’s indebtedness, including Appleton’s indebtedness under the senior notes and senior subordinated notes, which could ultimately result in a default under the agreements and the notes. Defaults on any of our or Appleton’s indebtedness could result in acceleration of that indebtedness and cause us or Appleton to dispose of certain assets or declare bankruptcy and, as a result, we, or Appleton, may not have sufficient funds to satisfy our obligations under the senior notes and senior subordinated notes.

As previously disclosed, we had estimated that the total payments of approximately $16 million for semi-annual stock redemptions to be made in the second quarter of 2006 would exceed the covenant limitations established by the indentures governing the senior notes and the senior subordinated notes by approximately $5.5 million. The restrictive covenants in the indentures were amended as a result of a successful consent solicitation in June 2006. As a result, Appleton was able to make in the second quarter of 2006, and expects to continue to make, required ESOP stock distributions without violating the covenant limitations of the indentures governing the senior notes and the senior subordinated notes.

A material disruption at one of our manufacturing facilities could adversely affect our ability to service our customers and therefore adversely affect our business, financial condition and results of operations.

We manufacture a significant portion of our coated solutions, thermal papers and security papers segment products at our manufacturing facilities and we have limited ability to interchangeably produce certain of our products at more than one manufacturing facility or on more than one production line within a facility. Any of our paper and manufacturing facilities, or any of our machines within one of our facilities, could cease operations unexpectedly due to a variety of reasons, including, but not limited to, natural disasters (such as fires, floods, earthquakes, hurricanes, or other catastrophes), equipment or mechanical failures, labor difficulties, terrorism, or other operational problems. Any prolonged disruption in the operations of our manufacturing facilities, or certain machines within our facilities, particularly those that only manufacture a specific product line, could cause delays in the shipments of products to our customers, result in cancellation of orders or loss of customers and/or require us to make unplanned capital expenditures, which may have a material adverse affect on our business, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that we expect or anticipate will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of our control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and as may be described from time to time in our subsequent filings with the Securities and Exchange Commission, which factors are incorporated herein by reference. Many of these factors are beyond our ability to control or predict. Given these uncertainties, you should not place undue reliance on the forward-looking statements. We disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended July 2, 2006, Paperweight Development sold approximately 156,156 shares of its common stock to the ESOP. The ESOP acquired the shares with payroll deductions deferred to the ESOP during the period from January 1, 2006 to July 2, 2006 by employees of Appleton who are participants in the KSOP. The aggregate offering price was approximately $4,459,815. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended.

Item 6—Exhibits

4.1	Second Supplemental Indenture, dated as of June 13, 2006, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.1 to Appleton’s current report on Form 8-K filed on June 16, 2006.

4.2	Second Supplemental Indenture, dated as of June 13, 2006, among Appleton Papers Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee, governing the 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.2 to Appleton’s current report on Form 8-K filed on June 16, 2006.

4.3	Form of 8 1/8% Senior Notes due 2011. Incorporated by reference to Exhibit 4.3 to Appleton’s current report on Form 8-K filed on June 16, 2006.

4.4	Form of 9 3/4% Senior Subordinated Notes due 2014. Incorporated by reference to Exhibit 4.4 to Appleton’s current report on Form 8-K filed on June 16, 2006.

10.1	Appleton Papers Inc. Long-Term Incentive Plan, as amended and restated, effective as of January 1, 2006.(1)

31.1	Certification of Mark R. Richards, Chairman, President, Chief Executive Officer and Interim Chief Financial Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Mark R. Richards, Chairman, President, Chief Executive Officer, and Interim Chief Financial Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Statement of Mark R. Richards, Chairman, President, Chief Executive Officer, and Interim Chief Financial Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Mark R. Richards, Chairman, President, Chief Executive Officer and Interim Chief Financial Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC.
(Registrant)

Date: August 14, 2006	/s/ MARK R. RICHARDS
Mark R. Richards
Chairman, President, Chief Executive Officer and Interim Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
(Registrant)

Date: August 14, 2006	/s/ MARK R. RICHARDS
Mark R. Richards
Chairman, President, Chief Executive Officer and Interim Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)