Form 10-Q
period 2007-04-01
PAPERWEIGHT DEVELOPMENT CORP; APPLETON PAPERS INC/WI
filed 2007-05-14
CIK 1166365, 1144326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 1, 2007

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

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each of the registrants is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2007, 11,305,775 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of May 4, 2007, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share data)

	April 1, 2007	December 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$8,469	$19,975
Accounts receivable, less allowance for doubtful accounts of $3,203 and $2,799, respectively	130,359	139,776
Inventories	149,790	138,754
Other current assets	26,432	26,416

Total current assets	315,050	324,921
Property, plant and equipment, net of accumulated depreciation of $321,545 and $306,139, respectively	423,849	432,710
Goodwill	80,669	80,669
Intangible assets, net	89,773	97,283
Environmental indemnification receivable	55,269	58,031
Other assets	23,143	22,509

Total assets	$987,753	$1,016,123

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$2,005	$6,384
Accounts payable	71,210	76,281
Accrued interest	10,106	2,610
Restructuring reserve	2,113	2,305
Other accrued liabilities	75,606	95,276

Total current liabilities	161,040	182,856

Senior secured notes payable	188,647	189,149
Revolving lines of credit	—	186
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	1,790	1,931
Postretirement benefits other than pension	56,782	57,180
Accrued pension	44,569	44,458
Environmental liability	80,269	83,031
Other long-term liabilities	4,530	6,511
Senior notes payable	167,600	167,600
Senior subordinated notes payable	157,000	157,000
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,548,041 and 11,550,231, respectively	194,126	190,466
Accumulated deficit	(71,695)	(67,885)
Accumulated other comprehensive loss	(5,555)	(5,010)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$987,753	$1,016,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands)

	April 1, 2007	April 2, 2006
Net sales	$255,257	$268,927

Cost of sales	191,778	202,716

Gross profit	63,479	66,211

Selling, general and administrative expenses	50,760	48,672
Restructuring and other charges	2,364	231

Operating income	10,355	17,308

Other expense (income)
Interest expense	12,281	12,218
Interest income	(1,123)	(217)
Foreign exchange loss	22	53

(Loss) income before income taxes	(825)	5,254

Benefit for income taxes	(749)	(322)

Net (loss) income	$(76)	$5,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands)

	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net (loss) income	$(76)	$5,576
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation	15,843	16,743
Amortization of intangible assets	2,217	2,352
Amortization of financing fees	680	466
Employer 401(k) noncash matching contributions	2,171	2,062
Foreign exchange loss	22	53
Loss (gain) on disposals of equipment	336	(31)
Accretion of capital lease obligation	42	51
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	9,394	3,940
Inventories	(11,036)	1,807
Other current assets	(16)	(534)
Accounts payable and other accrued liabilities	(21,667)	(3,615)
Restructuring reserve	(192)	(2,390)
Accrued pension	111	1,904
Other, net	1,424	(1,394)

Net cash (used) provided by operating activities	(747)	26,990

Cash flows from investing activities:
Proceeds from sale of equipment	3	788
Additions to property, plant and equipment	(7,319)	(4,005)

Net cash used by investing activities	(7,316)	(3,217)

Cash flows from financing activities:
Payments of senior secured notes payable	(4,881)	(6,180)
Payments relating to capital lease obligation	(183)	(183)
Proceeds from revolving lines of credit	23,000	—
Payments of revolving lines of credit	(23,186)	(2,000)
Payments to redeem common stock	(74)	(14)
Increase (decrease) in cash overdraft	1,885	(1,899)

Net cash used by financing activities	(3,439)	(10,276)

Effect of foreign exchange rate changes on cash and cash equivalents	(4)	(185)
Change in cash and cash equivalents	(11,506)	13,312
Cash and cash equivalents at beginning of period	19,975	18,422

Cash and cash equivalents at end of period	$8,469	$31,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,

ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive (Loss) Income
	Shares Outstanding	Amount
Balance, December 30, 2006	11,550,231	$190,466	$(67,885)	$(5,010)

Comprehensive loss:
Net loss	—	—	(76)	—	$(76)
Foreign currency translation adjustment	—	—	—	(4)	(4)
Realized and unrealized losses on derivatives	—	—	—	(541)	(541)

Total comprehensive loss					$(621)

Redemption of redeemable common stock	(2,190)	(74)	—	—
Accretion of redeemable common stock	—	3,734	(3,734)	—

Balance, April 1, 2007	11,548,041	$194,126	$(71,695)	$(5,555)

Balance, December 31, 2005	11,938,060	$185,292	$(61,982)	$(25,854)

Comprehensive income:
Net income	—	—	5,576	—	$5,576
Foreign currency translation adjustment	—	—	—	605	605
Realized and unrealized gains on derivatives	—	—	—	847	847

Total comprehensive income					$7,028

Redemption of redeemable common stock	(476)	(14)	—	—
Accretion of redeemable common stock	—	3,020	(3,020)	—

Balance, April 2, 2006	11,937,584	$188,298	$(59,426)	$(24,402)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations and cash flows for the three months ended April 1, 2007 and April 2, 2006 and financial position at April 1, 2007 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and subsidiaries for each of the three years in the period ended December 30, 2006, which are included in the annual report on Form 10-K for the year ended December 30, 2006. The consolidated balance sheet data as of December 30, 2006, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a wholly-owned subsidiary of PDC.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets with an indefinite life are not amortized; however, they must be tested for impairment annually. Amortization continues to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the three-month period ended April 1, 2007 are as follows (dollars in thousands):

	Secure and Specialized Print Services	Performance Packaging	Total
Balance as of December 30, 2006	$30,421	$50,248	$80,669
Currency translation	—	—	—

Balance as of April 1, 2007	$30,421	$50,248	$80,669

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton’s other intangible assets consist of the following (dollars in thousands):

	As of April 1, 2007		As of December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$54,242	$15,652	$56,553	$14,966
Patents	31,088	27,942	32,630	26,904
Customer relationships	30,976	6,011	31,231	5,542
Non-compete agreements	2,382	2,259	2,382	2,235

Total	$118,688	$51,864	$122,796	$49,647

Unamortizable intangible assets:
Trademarks	$22,949		$24,134

Of the $141.6 million of acquired intangible assets, $77.2 million was assigned to registered trademarks. Trademarks of $44.8 million related to carbonless paper and $9.4 million related to Appleton’s 2003 and 2005 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements. Amortization expense for the three months ended April 1, 2007 approximated $2.2 million. Amortization expense for the three months ended April 2, 2006 approximated $2.4 million.

During first quarter 2007, Appleton received formal notice from the Internal Revenue Service that it agreed to settle Appleton’s refund claims filed for tax years 1999 and 2000. The total amount of the refund is $6.3 million, of which, $5.2 million was a refund of income tax paid and $1.1 million was interest. As this refund related to tax periods prior to October 1, 2001, the $5.2 million has been recorded as a reduction in purchase price via a decrease to long-lived intangible assets. Of the $1.1 million of interest, approximately $1.0 million pertained to the accrual of interest subsequent to the November 9, 2001 acquisition date, and as such, is reflected within interest income for first quarter 2007. The remaining $0.1 million of interest earned was related to tax periods prior to October 1, 2001 and has also been recorded as a reduction in purchase price via a decrease to long-lived intangible assets. This refund was received by Appleton in early April.

3. RESTRUCTURING AND OTHER CHARGES

During the first three months of 2007, Appleton reduced salaried employment in the U.S. by 13 employees. As a result, Appleton recorded $1.0 million of expense during the first quarter of 2007 for employee termination benefits. Through the first quarter of 2007, Appleton paid $0.5 million related to these employee termination benefits, liabilities for which were incurred in 2007 and prior periods. See Note 15 for allocation of restructuring charges by segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In an effort to eliminate job redundancy, late in 2006 BemroseBooth Limited (“BemroseBooth”) began an employee reduction plan at its Derby facility. These efforts continued during the first quarter of 2007 with employment being reduced by an additional 51 employees. As a result, BemroseBooth recorded, on a pre-tax basis, $1.4 million of expense during the first quarter of 2007 for employee termination benefits. Through the first quarter of 2007, BemroseBooth paid $1.6 million related to these employee termination benefits, liabilities for which were incurred in 2007 and prior periods.

In 1999, Appleton committed to exiting its New York distribution center in 2001, because it was no longer needed as a result of the closure of the Newton Falls mill, and to date has recorded $7.6 million of related restructuring and other charges expected to be incurred until the long-term lease expires in July 2007. Through first quarter 2007, Appleton paid $0.5 million for lease payments.

The table below summarizes the components of the restructuring reserve included in the consolidated balance sheets at April 1, 2007 and December 30, 2006 (dollars in thousands):

	December 30,	2007 Additions	2007 Charges	April 1, 2007
	2006 Reserve	to Reserve	Against Reserve	Reserve
Distribution center exit costs	$1,194	$—	$(513)	$681
BemroseBooth restructuring	391	1,404	(1,583)	212
U.S. employee termination benefits	720	960	(460)	1,220

	$2,305	$2,364	$(2,556)	$2,113

4. INVENTORIES

Inventories consist of the following (dollars in thousands):

	April 1, 2007	December 30, 2006
Finished goods	$85,544	$76,189
Raw materials, work in process and supplies	74,608	73,615

	160,152	149,804
Inventory reserve	(6,681)	(7,369)

	153,471	142,435
LIFO reserve	(3,681)	(3,681)

	$149,790	$138,754

Stores and spare parts inventory balances of $22.4 million at both April 1, 2007 and December 30, 2006 are valued at average cost and included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximated 19% of Appleton’s total inventory balance at April 1, 2007 and 21% of Appleton’s total inventory balance at December 30, 2006.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	April 1, 2007	December 30, 2006
Land and improvements	$14,081	$14,023
Buildings and improvements	101,637	101,342
Machinery and equipment	558,818	556,520
Software	33,617	33,331
Capital lease	4,764	4,764
Construction in progress	32,477	28,869

	745,394	738,849
Accumulated depreciation/amortization	(321,545)	(306,139)

	$423,849	$432,710

Depreciation expense for the three months ended April 1, 2007 and April 2, 2006 consists of the following (dollars in thousands):

	For the Three Months Ended April 1, 2007	For the Three Months Ended April 2, 2006
Cost of sales	$13,640	$14,307
Selling, general and administrative expenses	2,203	2,436

	$15,843	$16,743

6. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	April 1, 2007	December 30, 2006
Deferred debt issuance costs	$15,131	$15,811
Other	8,012	6,698

	$23,143	$22,509

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	April 1, 2007	December 30, 2006
Payroll and bonus	$10,367	$23,090
Trade discounts	21,049	25,672
Workers’ compensation	3,187	3,165
Accrued insurance	1,665	912
Other accrued taxes	1,721	5,764
Postretirement benefits other than pension	2,863	2,863
Fox River liabilities	18,200	18,200
Other	16,554	15,610

	$75,606	$95,276

8. NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose, in its financial statements, uncertain tax positions the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. Additionally, FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular rollforward of the unrecognized tax benefits. The provisions of FIN 48 were adopted by PDC in the beginning of 2007 and did not have a significant effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2007. PDC is currently evaluating the impact, if any, on its financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. The provisions of SFAS 158 are applicable to PDC as of the end of 2007. PDC is currently evaluating the impact on its financial statements.

9. PENSION BENEFITS

Appleton has both defined benefit and defined contribution pension plans. The components of the corresponding net periodic pension cost include the following (dollars in thousands):

	For the Three Months Ended April 1, 2007	For the Three Months Ended April 2, 2006
Net periodic benefit cost
Service cost	$1,910	$1,883
Interest cost	5,583	5,214
Expected return on plan assets	(6,411)	(5,754)
Amortization of
Prior service cost	56	54
Actuarial loss	472	559

Net periodic benefit cost	$1,610	$1,956

During first quarter 2007, Appleton contributed $1 million to its pension plan for plan year 2006. Another $2 million, for plan year 2006, was contributed to the pension plan in April 2007.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

Appleton has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

	For the Three Months Ended April 1, 2007	For the Three Months Ended April 2, 2006
Net periodic benefit cost
Service cost	$208	$211
Interest cost	648	649
Amortization of
Prior service cost	(539)	(539)
Actuarial loss	—	—

Net periodic benefit cost	$317	$321

11. SHARE-BASED COMPENSATION

In December 2001, Appleton adopted the Appleton Papers Inc. Long-Term Incentive Plan. In July 2002, Appleton adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan. These plans provide officers and key employees the opportunity to earn phantom stock units, the value of which is related to the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. Appleton adopted SFAS No. 123R, “Share-Based Payment,” effective January 1, 2006. Upon adoption, Appleton elected to recognize expense based on straight-line vesting of the units. As of January 1, 2007, 337,000 new phantom stock units were issued under the Appleton Papers Inc. Long-Term Incentive Plan at a share price of $33.62. In addition, as of January 1, 2007, 2,082 new share units were issued to the non-employee directors. Compensation expense for these plans was $0.2 million for the three months ended April 1, 2007 and $0.1 million for the three months ended April 2, 2006.

12. COMMITMENTS AND CONTINGENCIES

Lower Fox River

Various state and federal government agencies and Native American tribes have asserted claims against Appleton and other parties with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin.

Pursuant to a 2006 consent decree, NCR and Sonoco agreed to fund a remedial project in the fourth segment of the Lower Fox River at an estimated cost of $30 million. Appleton expects it will contribute to NCR’s portion of this remedial project, consistent with a 1998 interim settlement agreement and a 2006 arbitration determination between Appleton and NCR.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2006, the United States Environmental Protection Agency (“EPA”) issued a proposal, referred to as the Optimized Remedy, to modify the current cleanup plan for certain sections of the Fox River as set forth in the Records of Decision (“RODs”). If and when a final Optimized Remedy is issued, Appleton will re-evaluate its estimate of potential liability and adjust the estimate, if necessary.

In February 2007, the EPA and Wisconsin Department of Natural Resources (“DNR”) issued a General Notice letter to the potentially responsible parties (“PRPs”). The EPA and DNR are seeking to have one or more of the PRPs enter into an agreement to implement all remaining remedial action for segments two, three, four and five of the river, consistent with the RODs. The EPA and DNR are asking the PRPs to submit a good faith settlement offer, which would include a written proposal demonstrating the PRPs qualifications and willingness to conduct the remedial action, as well as address the intergovernmental partners’ (“IGP”) claims for unreimbursed costs and natural resource damages (“NRDs”).

Pursuant to a 2001 consent decree with various government agencies, which expired in 2005, Appleton and NCR collectively paid $41.5 million for interim restoration and remediation efforts directed by the IGP. In addition, pursuant to a 2006 consent decree, which expired in 2006, Appleton and NCR collectively paid approximately $750,000 toward interim restoration efforts and the preparation of a report analyzing the progress toward the restoration goals related to the Lower Fox River. Neither consent decree constitutes a final settlement or provides protection against future claims; however, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended under the consent decrees.

A study performed by the U.S. Fish and Wildlife Service (“FWS”) in 2000 concluded that the discharges from the Appleton plant and the Combined Locks paper mill represent a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized and will not be binding on the PRPs. The final allocation of liability among the PRPs will be determined by negotiation, litigation or other dispute resolution processes. Based on historical and technical analyses performed by environmental engineers Appleton has engaged, Appleton believes that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total PCBs discharged. A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, Appleton could be responsible for a portion of their share(s). Based on a review of publicly available financial information Appleton believes the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and NRD claims for the Lower Fox River.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A precise estimate of Appleton’s ultimate share of liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of liability relative to the other PRPs. However, the issuance of the RODs and the beginning of remediation activities, provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability. During 2006, further analysis of Appleton’s estimated remaining potential liability was completed and, as a result, Appleton increased its reserve for this liability by $14.7 million. This additional reserve amount will accrete at a discount rate of 5% until it reaches $18 million at December 2010. At December 30, 2006 the total reserve approximated $101.2 million. During the first three months of 2007, $2.9 million of payments were made against this reserve and $0.2 million of accretion was realized. As a result, $98.5 million is remaining in the reserve as of April 1, 2007; $18.2 million is recorded in other accrued liabilities and $80.3 million is recorded as a long-term environmental liability.

As part of the November 9, 2001 acquisition, AWA agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. As noted above, Appleton increased its environmental liability reserve by $14.7 million and this additional reserve will accrete at a discount rate of 5% until it reaches $18 million at December 2010. Under the indemnification agreement with Arjo Wiggins Appleton Ltd. (“AWA”), this entire amount will be indemnified. At December 31, 2006, the total indemnification receivable from AWA was $76.2 million. During the first three months of 2007, $2.9 million of indemnification payments were received from AWA and $0.2 million of accretion was realized. As a result, $73.5 million is remaining as the indemnification receivable; $18.2 million is recorded as other current assets and $55.3 million is recorded as environmental indemnification receivable. The $25.0 million difference between the reserve and the indemnification receivable represents the share of Lower Fox River costs for which Appleton is responsible.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the indemnification receivable/environmental liability is provided below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability
Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)
Accretion of Lower Fox River environmental liability	—	(747)
Fair market valuation of AWA indemnification receivable and the Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	20,380	(20,380)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)
Establishment of reserve for Appleton’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)
Payments made for indemnification receivable/environmental liability	(14,077)	14,077
Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	73,501	(94,518)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)
Payments made for indemnification receivable/environmental liability	(6,867)	6,867
Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	86,797	(109,096)
Payments made for indemnification receivable/environmental liability	(14,522)	14,522
Accretion of Lower Fox River indemnification receivable/environmental liability	5,523	(6,854)

Balance, January 1, 2005	77,798	(101,428)
Payments made for indemnification receivable/environmental liability	(11,832)	11,832
Accretion of Lower Fox River indemnification receivable/environmental liability	5,046	(6,416)

Balance, December 31, 2005	71,012	(96,012)
Establishment of additional indemnification receivable/environmental liability to update current estimate of remaining potential liability	14,755	(14,755)
Payments made for indemnification receivable/environmental liability	(9,536)	9,536

Balance, December 30, 2006	76,231	(101,231)
Accretion of Lower Fox River indemnification receivable/environmental liability	184	(184)
Payments made for indemnification receivable/environmental liability	(2,946)	2,946

Balance, April 1, 2007	$73,469	$(98,469)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appleton used the following estimates in evaluating its total Lower Fox River liability and establishing its reserves: (1) total costs for remediation of $480 million, based on the DNR’s estimate of $400 million in total costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate (Appleton assumes that Appleton and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for discharges from other sources as alleged by other PRPs); (3) costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less based on the IGP’s settlement of other NRD claims; (4) Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on the interim settlement agreement with NCR and the arbitration determination; and (5) $38 million in fees and expenses through 2010. Because of the numerous uncertainties underlying these estimates, it is possible that Appleton’s share of costs could be higher.

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

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, Appleton believes that it could be necessary to undertake remedial action in the future, although Appleton is currently under no obligation to do so. Appleton has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton mill. The cost for remedial action, which could include installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River, was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and Appleton’s share of these remediation costs, if any, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the November 9, 2001 acquisition of PDC by the ESOP in 2001, and as limited by the terms of the purchase agreement, AWA agreed to indemnify PDC for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

From time to time, Appleton may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of its business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. Appleton has successfully defended such claims, settling some for amounts which are not material to the business and obtaining dismissals in others. While Appleton vigorously defends itself and expects to prevail in any similar cases that may be brought against Appleton in the future, there can be no assurance that Appleton will be successful in its defense.

Except as described above, assuming Appleton’s expectations regarding defending product liability or other matters prove accurate, Appleton does not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a materially adverse effect on its financial position, results of operations or cash flows.

13. EMPLOYEE STOCK OWNERSHIP PLAN

Appleton’s matching contributions charged to expense were $2.2 million and $2.1 million for the three months ended April 1, 2007 and April 2, 2006, respectively. The first quarter 2007 matching contribution of $2.2 million will be made to the Company Stock Fund upon receipt of the corresponding employee deferrals to be received from the ESOP trustee at the end of second quarter 2007. As a result of hardship withdrawals, 2,190 shares of PDC redeemable common stock were repurchased during the first three months of 2007 at an aggregate price of approximately $0.1 million.

Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of April 1, 2007. PDC accreted the redeemable common stock by $3.7 million for the three months ended April 1, 2007. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $392 million was determined. The redeemable common stock recorded book value as of April 1, 2007 was $194 million, which leaves a remaining unrecognized liability to be accreted of approximately $198 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	April 1, 2007	December 30, 2006
Senior secured variable rate notes payable at LIBOR plus 2.25%, $490 due quarterly with $92,631 due March 31, 2010 and $92,631 due June 11, 2010	$190,652	$195,533
Revolving line of credit at UK bank base rate plus 2.5%	—	186

	190,652	195,719
Less obligations due within one year	(2,005)	(6,384)

	188,647	189,335
Unsecured variable rate industrial development bonds, 3.8% average interest rate at April 1, 2007, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior notes payable at 8.125%, due June 15, 2011	167,600	167,600
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000
Senior subordinated notes payable at 12.5%, due December 15, 2008	7,000	7,000

During the first quarter of 2007, Appleton made a $4.4 million excess cash flow payment, plus interest, and a $0.5 million mandatory debt repayment, plus interest, on its senior credit facility. Also during the quarter, Appleton borrowed $23.0 million against its revolving lines of credit. By the end of the quarter, this $23.0 million was repaid, as well as the $0.2 million revolving line of credit balance outstanding at the end of 2006.

At April 1, 2007, there was approximately $112.2 million of unused borrowing capacity under the $125 million revolving credit facility for working capital and other corporate purposes. Approximately $12.8 million of the revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.5% per annum is assessed on the unused borrowing capacity.

15. SEGMENT INFORMATION

PDC’s five reportable segments are as follows: coated solutions, thermal papers, security papers, secure and specialized print services and performance packaging. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with specific segments, interest income, interest expense, debt extinguishment expenses and foreign currency gains and losses.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

PDC does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization, as determined by PDC for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended April 1, 2007	For the Three Months Ended April 2, 2006
Net sales
Technical Papers
Coated solutions	$139,752	$147,538
Thermal papers	61,088	62,603
Security papers	7,787	7,434

	208,627	217,575
Secure and specialized print services	22,907	22,471
Performance packaging	23,723	28,881

Total	$255,257	$268,927

Operating income (loss)
Technical Papers
Coated solutions	$15,604	$16,128
Thermal papers	2,207	2,438
Security papers	866	704

	18,677	19,270
Secure and specialized print services	(2,661)	(634)
Performance packaging	280	1,752
Unallocated corporate charges and business development costs	(5,941)	(3,080)

Total	$10,355	$17,308

Depreciation and amortization
Technical Papers
Coated solutions	$10,238	$11,450
Thermal papers	3,769	3,718
Security papers	701	769

	14,708	15,937
Secure and specialized print services	1,658	1,565
Performance packaging	1,681	1,501
Unallocated corporate charges	13	92

Total	$18,060	$19,095

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the first quarter of 2007, on a pre-tax basis, Appleton recorded restructuring costs within its reportable segments as follows: $0.1 million in coated solutions, $0.3 million in thermal papers, $1.4 million in secure and specialized print services, $0.2 million in performance packaging and $0.4 million in unallocated corporate charges. In addition, Appleton recorded $1.8 million in unallocated corporate charges for consulting fee expense associated with the income tax refund claims described in Note 2. During first quarter 2006, Appleton recorded restructuring costs within its reportable segments as follows: $0.1 million in coated solutions and $0.1 million in performance packaging. Also, during first quarter 2006, Appleton recorded $1.3 million of gains, in its coated solutions reporting segment, for the release of litigation reserves and for insurance recovery proceeds. A $1.1 million pre-tax gain on the sale of fixed assets was recorded in its secure and specialized print services reporting segment.

16. GUARANTOR FINANCIAL INFORMATION

Appleton (the “Issuer”) has issued senior notes and senior subordinated notes which have been guaranteed by PDC (the “Parent Guarantor”), C&H Packaging Company, Inc., American Plastics Company, Inc., Rose Holdings Limited, Bemrose Group Limited, The Henry Booth Group Limited, BemroseBooth Limited, HBGI Holdings Limited, Bemrose Security & Promotional Printing Limited and New England Extrusion Inc., each of which is a wholly-owned subsidiary of Appleton (the “Subsidiary Guarantors”). These guarantees are full, unconditional and joint and several.

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of April 1, 2007 and December 30, 2006 and for the three months ended April 1, 2007 and April 2, 2006. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

APRIL 1, 2007

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$6,590	$912	$967	$—	$8,469
Accounts receivable, net	—	105,070	19,792	5,497	—	130,359
Inventories	—	121,393	26,719	1,678	—	149,790
Other current assets	18,200	6,213	1,935	84	—	26,432

Total current assets	18,200	239,266	49,358	8,226	—	315,050
Property, plant and equipment, net	—	358,990	64,830	29	—	423,849
Investment in subsidiaries	319,700	168,116	—	—	(487,816)	—
Other assets	55,281	80,145	113,385	43	—	248,854

Total assets	$393,181	$846,517	$227,573	$8,298	$(487,816)	$987,753

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$2,005	$—	$—	$—	$2,005
Accounts payable	—	56,875	14,129	206	—	71,210
Due to (from) parent and affiliated companies	276,305	(305,153)	34,782	(5,934)	—	—
Other accrued liabilities	—	77,104	9,072	1,649	—	87,825

Total current liabilities	276,305	(169,169)	57,983	(4,079)	—	161,040
Long-term debt	—	521,897	—	—	—	521,897
Capital lease obligation	—	1,790	—	—	—	1,790
Other long-term liabilities	—	172,299	13,664	187	—	186,150
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	116,876	319,700	155,926	12,190	(487,816)	116,876

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$393,181	$846,517	$227,573	$8,298	$(487,816)	$987,753

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 30, 2006

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$17,249	$817	$1,909	$—	$19,975
Accounts receivable, net	—	94,081	37,199	8,496	—	139,776
Inventories	—	109,747	27,361	1,646	—	138,754
Other current assets	18,200	6,680	1,446	90	—	26,416

Total current assets	18,200	227,757	66,823	12,141	—	324,921
Property, plant and equipment, net	—	367,327	65,363	20	—	432,710
Investment in subsidiaries	317,687	170,040	—	—	(487,727)	—
Other assets	58,043	87,513	112,893	43	—	258,492

Total assets	$393,930	$852,637	$245,079	$12,204	$(487,727)	$1,016,123

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$6,384	$—	$—	$—	$6,384
Accounts payable	—	58,451	17,633	197	—	76,281
Due to (from) parent and affiliated companies	276,359	(312,220)	37,948	(2,087)	—	—
Other accrued liabilities	—	82,060	16,197	1,934	—	100,191

Total current liabilities	276,359	(165,325)	71,778	44	—	182,856
Long-term debt	—	522,399	186	—	—	522,585
Capital lease obligation	—	1,931	—	—	—	1,931
Other long-term liabilities	—	175,945	14,754	481	—	191,180
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	117,571	317,687	158,361	11,679	(487,727)	117,571

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$393,930	$852,637	$245,079	$12,204	$(487,727)	$1,016,123

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 1, 2007

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$207,428	$46,614	$15,560	$(14,345)	$255,257
Cost of sales	—	153,840	38,029	14,231	(14,322)	191,778

Gross profit	—	53,588	8,585	1,329	(23)	63,479
Selling, general and administrative expenses	—	40,516	9,681	563	—	50,760
Restructuring and other charges	—	960	1,404	—	—	2,364

Operating income (loss)	—	12,112	(2,500)	766	(23)	10,355
Interest expense	2,636	12,262	947	—	(3,564)	12,281
Interest income	—	(4,673)	—	(14)	3,564	(1,123)
(Income) loss in equity investments	(2,560)	1,946	—	—	614	—
Other (income) expense	—	(9)	47	(19)	3	22

(Loss) income before income taxes	(76)	2,586	(3,494)	799	(640)	(825)
Provision (benefit) for income taxes	—	26	(1,062)	287	—	(749)

Net (loss) income	$(76)	$2,560	$(2,432)	$512	$(640)	$(76)

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 1, 2007

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(76)	$2,560	$(2,432)	$512	$(640)	$(76)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	—	14,849	3,209	2	—	18,060
Other	—	3,084	186	(19)	—	3,251
Change in assets and liabilities, net	204	(29,946)	4,697	2,423	640	(21,982)

Net cash provided (used) by operating activities	128	(9,453)	5,660	2,918	—	(747)
Cash flows from investing activities:
Proceeds from sale of equipment	—	3	—	—	—	3
Additions to property, plant and equipment	—	(5,093)	(2,213)	(13)	—	(7,319)

Net cash used by investing activities	—	(5,090)	(2,213)	(13)	—	(7,316)
Cash flows from financing activities:
Payments of long-term debt	—	(4,881)	—	—	—	(4,881)
Payments relating to capital lease obligation	—	(183)	—	—	—	(183)
Proceeds from revolving lines of credit	—	23,000	—	—	—	23,000
Payments of revolving lines of credit	—	(23,000)	(186)	—	—	(23,186)
Due to parent and affiliated companies, net	(54)	7,067	(3,166)	(3,847)	—	—
Payments to redeem common stock	(74)	—	—	—	—	(74)
Increase in cash overdraft	—	1,885	—	—	—	1,885

Net cash (used) provided by financing activities	(128)	3,888	(3,352)	(3,847)	—	(3,439)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(4)	—	—	—	(4)
Change in cash and cash equivalents	—	(10,659)	95	(942)	—	(11,506)
Cash and cash equivalents at beginning of period	—	17,249	817	1,909	—	19,975

Cash and cash equivalents at end of period	$—	$6,590	$912	$967	$—	$8,469

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 2, 2006

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,576	$8,062	$875	$(346)	$(8,591)	$5,576
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	—	16,061	3,032	2	—	19,095
Other	—	2,906	(313)	8	—	2,601
Change in assets and liabilities, net	(5,525)	(3,075)	(286)	13	8,591	(282)

Net cash provided (used) by operating activities	51	23,954	3,308	(323)	—	26,990
Cash flows from investing activities:
Proceeds from sale of equipment	—	—	788	—	—	788
Additions to property, plant and equipment	—	(2,484)	(1,521)	—	—	(4,005)

Net cash used by investing activities	—	(2,484)	(733)	—	—	(3,217)
Cash flows from financing activities:
Payments of long-term debt	—	(6,180)	—	—	—	(6,180)
Payments relating to capital lease obligation	—	(183)	—	—	—	(183)
Payments of revolving lines of credit	—	(2,000)	—	—	—	(2,000)
Due to parent and affiliated companies, net	(37)	1,517	(2,997)	1,517	—	—
Payments to redeem common stock	(14)	—	—	—	—	(14)
Decrease in cash overdraft	—	(1,899)	—	—	—	(1,899)

Net cash (used) provided by financing activities	(51)	(8,745)	(2,997)	1,517	—	(10,276)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(185)	—	—	—	(185)
Change in cash and cash equivalents	—	12,540	(422)	1,194	—	13,312
Cash and cash equivalents at beginning of period	—	11,144	4,834	2,444	—	18,422

Cash and cash equivalents at end of period	$—	$23,684	$4,412	$3,638	$—	$31,734

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended April 1, 2007. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Reference should also be made to the Annual Report on Form 10-K for the year ended December 30, 2006, the consolidated financial statements and related notes included therein.

Overview

Net sales for the first quarter of 2007 totaled $255.3 million, compared to $268.9 million for first quarter 2006. Net sales decreased from the prior year period in three of Appleton’s five reportable segments: coated solutions, thermal papers and performance packaging. In these segments, net sales decreased because reduced sales volumes offset net improvements in pricing and product mix as compared to the year earlier period. The security papers segment reported an increase of 4.7% over the 2006 quarter, primarily due to improved pricing and product mix. The secure and specialized print services segment net sales increased 1.9% from first quarter 2006 primarily due to favorable exchange rates.

Appleton reported a net loss of $0.1 million for first quarter 2007 versus $5.6 million of net income in first quarter 2006. Factors affecting profitability include generally lower sales volumes and increased restructuring charges which offset improved pricing and greater operating efficiencies. The current year results include a $1.8 million consulting fee expense, a loss from sale of fixed assets of $0.3 million and $1.0 million of interest income associated with income tax refunds as described in Note 2 of the accompanying Condensed Consolidated Financial Statements, whereas the 2006 results benefited from an insurance recovery gain of $1.0 million, a $0.5 million gain from sale of fixed assets and a $0.3 million gain from release of litigation reserves.

Restructuring and Other Charges. Appleton recorded pre-tax restructuring and other charges of $2.4 million in first quarter 2007, an increase of $2.1 million over first quarter 2006. The charges in 2007 relate to reductions in sales force, administration and other department positions at BemroseBooth and headcount reductions in other segments. See Note 3 of Notes to Condensed Consolidated Financial Statements for further information on the effects of the restructuring.

Comparison of Results of Operations for the Three-Month Periods Ended April 1, 2007 and April 2, 2006

Net Sales. Net sales for the three months ended April 1, 2007 were $255.3 million, a decrease of $13.7 million, or 5.1%, compared to the prior year period. As explained more fully below, net sales for first quarter 2007 decreased relative to the prior year quarter due to lower shipment volumes generally, offset by improved pricing and net favorable product mix changes.

Technical Papers

•

Coated solutions segment net sales totaled $139.8 million for the first quarter of 2007, a decrease of $7.8 million, or 5.3%, from prior year levels. Overall carbonless shipment volumes in first quarter 2007 were 6.8% lower than first quarter 2006. The volume shortfall offset gains from favorable product mix and improved pricing over first quarter 2006.

•

Thermal papers segment net sales during first quarter 2007 were $61.1 million, a decrease of $1.5 million, or 2.4%, from the prior year period. Shipment volumes in first quarter 2007 were 4.7% lower compared to exceptionally strong shipment volumes in 2006 which offset improved prices compared to the year earlier period.

•	Security papers segment net sales were $7.8 million in first quarter 2007, an increase of $0.4 million, or 4.7%, from first quarter 2006. This was largely due to improved pricing and product mix.

Secure and Specialized Print Services

•

Secure and specialized print services segment net sales, represented by BemroseBooth, were $22.9 million for first quarter 2007, an increase of $0.4 million, or 1.9%, from the prior year levels. The increase is due to favorable exchange rate differences which offset volume decreases and unfavorable product mix from the prior year period.

Performance Packaging

•

Performance packaging segment net sales totaled $23.7 million in first quarter 2007, a decrease of $5.2 million, or 17.9%, from first quarter 2006. Lower shipment volumes, product mix changes and lower resin prices resulted in lower first quarter 2007 net sales compared to the prior year period which benefited from strong post-Katrina demand.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (which includes distribution costs) for first quarter 2007 were $50.8 million, an increase of $2.1 million, or 4.3%, compared to the prior year period. The increase is primarily because in first quarter 2007, Appleton recorded $1.8 million of consulting fee expense for costs incurred to obtain $6.3 million of federal income tax refunds for the 1999-2000 tax years. In addition, during first quarter 2006, selling, general and administrative expenses were reduced by a $1.0 million insurance recovery, a $0.8 million pre-tax gain on sale of fixed assets and a $0.3 million release of litigation reserves. Departmental expenses decreased $0.7 million, or 2.3%, in first quarter 2007 compared to first quarter 2006. Distribution costs for first quarter 2007 decreased by $0.8 million, or 4.3%, compared to first quarter 2006, due to decreased shipment volumes offset by increased freight rates and higher carbonless and thermal paper shipments to international markets.

Restructuring and Other Charges. On a pre-tax basis, restructuring charges for first quarter 2007 totaled $2.4 million, an increase of $2.1 million from first quarter 2006. In first quarter 2007, BemroseBooth recorded $1.4 million of pre-tax employee termination costs associated with sales force, administration and other department headcount reductions.

Operating Income.

	First Quarter
	2007	2006
	(dollars in millions)
Technical Papers
Coated solutions	$15.6	$16.1
Thermal papers	2.2	2.5
Security papers	.9	.7

	18.7	19.3
Secure and specialized print services	(2.7)	(.6)
Performance packaging	.3	1.7
Unallocated corporate charges and business development costs	(5.9)	(3.1)

Total operating income	$10.4	$17.3

Operating income for first quarter 2007 was $10.4 million, a decrease of $6.9 million, or 39.9%, compared to the prior year period. Operating income as a percentage of net sales for first quarter 2007 was 4.1% as compared to 6.4% of net sales for first quarter 2006.

Technical Papers

•

Coated solutions segment first quarter 2007 operating income decreased by $0.5 million compared to first quarter 2006. However, the prior year quarter included $1.3 million of gains from the release of litigation reserves and from insurance recovery proceeds. In 2007, the negative impact of lower shipment volumes and higher raw material costs were mitigated by improved pricing, productivity gains and lower selling, general and administrative expense compared to the prior year period.

•

Thermal papers segment first quarter 2007 operating income decreased by $0.3 million compared to first quarter 2006. The impact of lower net sales and higher raw material costs during first quarter 2007 offset improved product mix and manufacturing efficiencies compared to first quarter 2006.

•

Security papers segment first quarter 2007 operating income increased by $0.2 million for first quarter 2007, compared to first quarter 2006, due to improved product mix and manufacturing efficiencies.

Secure and Specialized Print Services

•

Secure and specialized print services segment first quarter 2007 operating loss increased by $2.1 million compared to first quarter 2006. The 2007 results included a $1.4 million pre-tax restructuring charge for employee terminations in sales force, administration and other departments, whereas the 2006 quarter included a $1.1 million pre-tax gain on the sale of fixed assets.

Performance Packaging

•

Performance packaging segment first quarter 2007 operating income decreased by $1.4 million from first quarter 2006. Lower shipment volumes and unfavorable product mix in first quarter 2007 offset productivity improvements and lower selling, general and administrative expenses.

Unallocated Corporate Charges and Business Development Costs

•

Unallocated corporate charges and business development costs increased $2.8 million in first quarter 2007 compared to first quarter 2006. This increase includes $1.8 million of consulting fee expense plus Appleton’s continued investment in research and development to broaden the commercial application of its coating, chemistry formulation, encapsulation, and film production core competencies. Appleton commenced shipments of a new non-paper encapsulation product during first quarter 2007.

Interest Expense. Interest expense for first quarter 2007 was $12.3 million, an increase of $0.1 million compared to the prior year period. The major components of interest expense are detailed in the table below.

	First Quarter
	2007	2006
	(dollars in millions)
Interest expense—term loans	$3.7	$3.9
Interest expense—senior notes	3.5	3.5
Interest expense—senior subordinated notes	4.0	3.9
Interest expense—deferred debt expense	0.7	0.5
Interest expense—other	0.4	0.4

Total interest expense	$12.3	$12.2

Interest Income. Interest income increased $0.9 million during first quarter 2007 compared to first quarter 2006. The increase reflects $1.0 million of interest as a result of the settlement during first quarter 2007 of income tax refund claims for the 1999-2000 tax years. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Benefit for Income Taxes. For first quarter 2007, Appleton recorded an income tax benefit of $0.7 million, consisting of a $1.1 million tax benefit recorded by BemroseBooth, based on its net operating loss for the quarter, and a $0.3 million provision for state and Canadian income taxes for Appleton’s other businesses. A net income tax benefit of $0.3 million was recognized in first quarter 2006, attributable to the tax benefit on the net operating loss of BemroseBooth.

Net (Loss) Income. A net loss of $0.1 million was recorded for first quarter 2007 versus net income of $5.6 million for first quarter 2006. A decrease in gross profit, an increase in selling, general and administrative expenses and increased restructuring charges were the major factors in this decline.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its credit facility. Appleton expects that cash on hand, internally generated cash flow and available credit from its credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). Appleton currently has approximately $112.2 million of unused borrowing capacity under its revolving credit facility.

Cash Flows from Operating Activities. Net cash used by operating activities for the first quarter of 2007 was $0.7 million as compared to net cash provided by operating activities of $27.0 million for first quarter 2006. The net loss, adjusted for non-cash charges, provided $21.2 million in operating cash for the period. Non-cash charges included $18.1 million in depreciation and amortization and $2.2 million in non-cash employer matching contributions to the KSOP during first quarter 2007. Uses of cash included a $23.3 million unfavorable change in working capital, a $0.2 million decrease in the restructuring reserves as Appleton paid severance benefits and other amounts related to restructuring activities.

Major components of the $23.3 million increase in working capital in first quarter 2007 were an $11.0 million increase in inventories and a $21.7 million reduction in accounts payable and other accrued liabilities, which offset a $9.4 million decrease in accounts receivable. Inventories increased during the first quarter in anticipation of forecast demand requirements for the second quarter of 2007. Trade accounts receivable for the coated solutions, thermal papers and security papers segments increased a combined $2.8 million due to a higher proportion of international sales, which generally carry longer payment terms. Accounts receivable in the secure and specialized print services segment decreased by $16.2 million, reflecting the seasonal pattern of BemroseBooth’s business. Other receivables increased $5.0 million primarily as a result of the income tax refund. The $21.7 million decrease in accounts payable and other accrued liabilities reflects a $7.0 million reduction in accounts payable and a $14.7 million reduction in other current liabilities such as accrued payroll and bonus and accrued discounts.

Cash Flows from Investing Activities. Net cash used by investing activities in first quarter 2007 totaled $7.3 million versus $3.2 million in first quarter 2006. The 2007 amount primarily consists of capital spending on a number of individual projects, whereas the 2006 amount includes $4.0 million for capital expenditures offset by $0.8 million in proceeds from the sale of used equipment. During the first quarter, Appleton commenced construction activity for the previously announced $100.0 million expansion of its West Carrollton, Ohio paper mill. Appleton expects construction spending on the expansion project will extend into the first half of 2008. The expansion project will be funded through a combination of cash flows from operations, special financing provided by the State of Ohio, and borrowings under Appleton’s new senior secured credit facility (see discussion below).

Cash Flows from Financing Activities. Net cash used by financing activities was $3.4 million for first quarter 2007, while $10.3 million was used in the comparable 2006 period. In 2007, Appleton made payments against its term loans totaling $4.9 million, of which $4.4 million represented mandatory prepayments and $0.5 million represented scheduled principal repayments. During first quarter 2007, Appleton paid a net $0.2 million more on its revolving credit facility than it borrowed.

Cash overdrafts increased by $1.9 million during first quarter 2007. Cash overdrafts represent checks issued (thereby eliminating the corresponding accounts payable) but not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

Credit Facility. Appleton has engaged two national lenders to arrange and syndicate new senior secured credit facilities in the aggregate principal amount of $375 million. Concurrently with the consummation of the new senior credit facilities, Appleton intends to repay all of the indebtedness outstanding under its existing senior credit facilities consisting of the senior secured variable rate notes payable at LIBOR plus 2.25% and the revolving line of credit at LIBOR plus 2.5%. Appleton expects the refinancing transaction will close during the second quarter of 2007.

New Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose, in its financial statements, uncertain tax positions the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. Additionally, FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular rollforward of the unrecognized tax benefits. The provisions of FIN 48 were adopted by PDC in the beginning of 2007 and did not have a significant effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2007. PDC is currently evaluating the impact, if any, on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. The provisions of SFAS 158 are applicable to PDC as of the end of 2007. PDC is currently evaluating the impact on its financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K for the year ended December 30, 2006. There have been no other material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4—Controls and Procedures

Appleton and PDC carried out an evaluation, under the supervision and with the participation of their management, including their respective principal executive officer and principal financial officer, of the effectiveness of the design and operation of their disclosure controls and procedures as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Appleton and PDC maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by Appleton and PDC in the reports filed or submitted by them under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to ensure that the information is accumulated and communicated to management, including their respective principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of Appleton and PDC have concluded that their disclosure controls and procedures are effective as of the end of the period covered by this Form 10-Q.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Other than with respect to the risk factor set forth below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 30, 2006.

We may be unsuccessful in constructing, starting up, and integrating the $100 million expansion at our West Carrollton, Ohio paper mill.

Appleton previously announced its intention to invest approximately $100 million to expand thermal paper manufacturing capacity at its existing paper mill located in West Carrollton, Ohio. Work on the expansion project commenced during first quarter 2007 and will continue through the second half of 2008. Unforeseen circumstances may interfere with the project such that we may be required to spend more than the planned amounts to complete the expansion project, or the completion may be delayed beyond the planned second half 2008 start up. Moreover, we may not be able to integrate operation of the expansion equipment with existing paper mill equipment as expected or achieve anticipated operational improvements. Additionally, although the thermal paper market in recent years has been growing, market conditions may be different when the project is completed such that we are not able to capture the intended benefits from the expansion project. As a result, we may not achieve the revenue and profits that supported the investment analysis. If any one or all or combination of these risks materialize, then our operating efficiency, profitability, and cash flow may be materially adversely affected.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address Appleton’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 30, 2006, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond Appleton’s ability to control or predict. Given these uncertainties, you should not place undue reliance on the forward-looking statements. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6—Exhibits

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Thomas J. Ferree, Vice President, Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Vice President, Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC. (Registrant)

Date: May 14, 2007	/s/ Thomas J. Ferree
Thomas J. Ferree
Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: May 14, 2007	/s/ Thomas J. Ferree
Thomas J. Ferree
Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)