Form 10-Q
period 2007-07-01
PAPERWEIGHT DEVELOPMENT CORP; APPLETON PAPERS INC/WI
filed 2007-08-15
CIK 1166365, 1144326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 2007

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

As of August 3, 2007, 11,238,662 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of August 3, 2007, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share data)

	July 1, 2007	December 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$35,740	$19,975
Accounts receivable, less allowance for doubtful accounts of $3,100 and $2,799, respectively	131,737	139,776
Inventories	142,013	138,754
Other current assets	26,059	26,416

Total current assets	335,549	324,921
Property, plant and equipment, net of accumulated depreciation of $334,377 and $306,139, respectively	417,399	432,710
Goodwill	81,279	80,669
Intangible assets, net	87,759	97,283
Environmental indemnification receivable	110,029	58,031
Other assets	24,814	22,509

Total assets	$1,056,829	$1,016,123

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$2,250	$6,384
Accounts payable	66,952	76,281
Accrued interest	2,725	2,610
Restructuring reserve	1,265	2,305
Other accrued liabilities	80,797	95,276

Total current liabilities	153,989	182,856
Senior secured notes payable	222,750	189,149
Revolving lines of credit	2,398	186
Variable rate industrial development bonds	8,650	8,650
Capital lease obligation	1,646	1,931
Postretirement benefits other than pension	56,383	57,180
Accrued pension	40,972	44,458
Environmental liability	135,029	83,031
Other long-term liabilities	4,314	6,511
Senior notes payable	167,600	167,600
Senior subordinated notes payable	157,000	157,000
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,239,819 and 11,550,231, respectively	184,490	190,466
Accumulated deficit	(74,034)	(67,885)
Accumulated other comprehensive loss	(4,358)	(5,010)

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$1,056,829	$1,016,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended July 1, 2007	Three Months Ended July 2, 2006	Six Months Ended July 1, 2007	Six Months Ended July 2, 2006
Net sales	$265,279	$268,985	$520,536	$537,912
Cost of sales	206,875	202,028	398,653	404,744

Gross profit	58,404	66,957	121,883	133,168
Selling, general and administrative expenses	47,840	53,626	98,600	102,298
Restructuring and other charges	620	455	2,984	686

Operating income	9,944	12,876	20,299	30,184
Other expense (income)
Interest expense	12,212	12,366	24,493	24,584
Debt extinguishment expenses	1,053	—	1,053	—
Interest income	(253)	(239)	(1,376)	(456)
Foreign exchange gain	(609)	(357)	(587)	(304)

(Loss) income before income taxes	(2,459)	1,106	(3,284)	6,360
Benefit for income taxes	(712)	(94)	(1,461)	(416)

Net (loss) income	$(1,747)	$1,200	$(1,823)	$6,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

(unaudited)

(dollars in thousands)

	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net (loss) income	$(1,823)	$6,776
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	31,943	33,380
Amortization of intangible assets	4,033	4,714
Amortization of financing fees	1,286	1,151
Employer 401(k) noncash matching contributions	3,602	3,582
Foreign exchange gain	(587)	(304)
Loss on disposals of equipment	809	287
Accretion of capital lease obligation	81	99
Debt extinguishment expenses	266	—
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	9,148	(9,683)
Inventories	(3,021)	2,358
Other current assets	377	(1,144)
Accounts payable and other accrued liabilities	(18,387)	1,780
Restructuring reserve	(1,048)	(3,910)
Accrued pension	(3,778)	(3,107)
Other, net	536	(1,008)

Net cash provided by operating activities	23,437	34,971

Cash flows from investing activities:
Proceeds from sale of equipment	4	793
Additions to property, plant and equipment	(16,797)	(10,071)

Net cash used by investing activities	(16,793)	(9,278)

Cash flows from financing activities:
Payments of senior secured notes payable	(195,533)	(21,727)
Proceeds from senior secured notes payable	225,000	—
Debt acquisition costs	(1,869)	—
Bond consent costs	—	(7,994)
Payments relating to capital lease obligation	(366)	(366)
Proceeds from revolving lines of credit	69,948	12,438
Payments of revolving lines of credit	(67,736)	(6,000)
Proceeds from issuance of redeemable common stock	4,355	4,460
Payments to redeem common stock	(18,259)	(17,500)
Decrease in cash overdraft	(6,250)	(1,683)

Net cash provided (used) by financing activities	9,290	(38,372)

Effect of foreign exchange rate changes on cash and cash equivalents	(169)	165
Change in cash and cash equivalents	15,765	(12,514)
Cash and cash equivalents at beginning of period	19,975	18,422

Cash and cash equivalents at end of period	$35,740	$5,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,

ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE (LOSS)

INCOME FOR THE SIX MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated Other Comprehensive Loss
	Shares Outstanding	Amount	Accumulated Deficit		Comprehensive (Loss) Income
Balance, December 30, 2006	11,550,231	$190,466	$(67,885)	$(5,010)
Comprehensive loss:
Net loss	—	—	(1,823)	—	$(1,823)
Foreign currency translation adjustment	—	—	—	1,222	1,222
Realized and unrealized losses on derivatives	—	—	—	(570)	(570)

Total comprehensive loss					$(1,171)

Issuance of redeemable common stock	241,924	7,957	—	—
Redemption of redeemable common stock	(552,336)	(18,259)	—	—
Accretion of redeemable common stock	—	4,326	(4,326)	—

Balance, July 1, 2007	11,239,819	$184,490	$(74,034)	$(4,358)

Balance, December 31, 2005	11,938,060	$185,292	$(61,982)	$(25,854)
Comprehensive income:
Net income	—	—	6,776	—	$6,776
Foreign currency translation adjustment	—	—	—	3,654	3,654
Realized and unrealized gains on derivatives	—	—	—	1,582	1,582

Total comprehensive income					$12,012

Issuance of redeemable common stock	278,714	8,042	—	—
Redemption of redeemable common stock	(612,745)	(17,500)	—	—
Accretion of redeemable common stock	—	7,548	(7,548)	—

Balance, July 2, 2006	11,604,029	$183,382	$(62,754)	$(20,618)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and six months ended July 1, 2007 and July 2, 2006, the cash flows for the six months ended July 1, 2007 and July 2, 2006 and financial position at July 1, 2007 have been made. All adjustments made were of a normal recurring nature.

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

Goodwill and intangible assets with an indefinite life are not amortized; however, they must be tested for impairment annually. Amortization continues to be recorded for other intangible assets with determinable lives. The changes in the carrying amount of goodwill for the six-month period ended July 1, 2007 are as follows (dollars in thousands):

Goodwill	Secure and Specialized Print Services	Performance Packaging	Total
Balance as of December 30, 2006	$30,421	$50,248	$80,669
Currency translation	610	—	610

Balance as of July 1, 2007	$31,031	$50,248	$81,279

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Appleton’s other intangible assets consist of the following (dollars in thousands):

	As of July 1, 2007		As of December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$54,176	$16,300	$56,553	$14,966
Patents	30,988	28,619	32,630	26,904
Customer relationships	31,024	6,478	31,231	5,542
Non-compete agreements	2,381	2,283	2,382	2,235

Total	$118,569	$53,680	$122,796	$49,647

Unamortizable intangible assets:
Trademarks	$22,870		$24,134

Of the $141.4 million of acquired intangible assets, $77.1 million was assigned to registered trademarks. Trademarks of $44.7 million related to carbonless paper and $9.5 million related to Appleton’s 2003 and 2005 acquisitions are being amortized over their estimated useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements. Amortization expense for the three and six months ended July 1, 2007 approximated $1.8 million and $4.0 million, respectively. Amortization expense for the three and six months ended July 2, 2006 approximated $2.4 million and $4.7 million, respectively.

During first quarter 2007, Appleton received formal notice from the Internal Revenue Service that it agreed to settle Appleton’s refund claims filed for tax years 1999 and 2000. The total amount of the refund was $6.3 million, of which, $5.2 million was a refund of income tax paid and $1.1 million was interest. As this refund related to tax periods prior to the November 9, 2001 acquisition date, the $5.2 million was recorded as a reduction in purchase price via a decrease to long-lived intangible assets. Of the $1.1 million of interest, approximately $1.0 million pertained to the accrual of interest subsequent to the acquisition date, and as such, was included in first quarter 2007 interest income. The remaining $0.1 million of interest earned was related to tax periods prior to the acquisition date and was also recorded as a reduction in purchase price via a decrease to long-lived intangible assets. This refund was received by Appleton in early April. During second quarter 2007, Appleton filed claims for the corresponding state income tax refunds. The total amount of these refund claims is $0.4 million, of which, $0.3 million is a refund of state income tax paid and $0.1 million is interest. As this refund also related to tax periods prior to the acquisition date, $0.3 million of tax and interest has been recorded as a reduction in purchase price via a decrease to long-lived intangible assets. The remaining $0.1 million of interest pertained to the accrual of interest subsequent to the acquisition date and is included in second quarter 2007 interest income.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.	RESTRUCTURING AND OTHER CHARGES

During the first half of 2007, Appleton reduced salaried employment in the U.S. by 13 employees. As a result, Appleton recorded $1.1 million of expense during the first half of 2007 for employee termination benefits. Through the first six months of 2007, Appleton paid $1.0 million related to these employee termination benefits, liabilities for which were incurred in 2007 and prior periods. See Note 15 for allocation of restructuring charges by segment.

Late in 2006, BemroseBooth Limited (“BemroseBooth”) began an employee reduction plan at its Derby facility. These efforts continued during the first half of 2007 with employment being reduced by an additional 54 employees. As a result, BemroseBooth recorded $1.8 million of expense during the first six months of 2007 for employee termination benefits. Through the first half of 2007, BemroseBooth paid $2.0 million related to these employee termination benefits, liabilities for which were incurred in 2007 and prior periods.

In 1999, Appleton committed to exiting its New York distribution center in 2001, because it was no longer needed as a result of the closure of the Newton Falls mill, and thus recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expires in July 2007. During second quarter 2007, $0.1 million of additional restructuring expense was recorded for repairs to be made to the facility in accordance with the expiration terms of the lease agreement. Through the first half of 2007, Appleton paid $1.0 million for lease payments.

The table below summarizes the components of the restructuring reserve included in the consolidated balance sheets at July 1, 2007 and December 30, 2006 (dollars in thousands):

	December 30, 2006 Reserve	2007 Additions to Reserve	2007 Charges Against Reserve	July 1, 2007 Reserve
Distribution center exit costs	$1,194	$100	$(1,007)	$287
BemroseBooth restructuring	391	1,790	(2,001)	180
U.S. employee termination benefits	720	1,094	(1,016)	798

	$2,305	$2,984	$(4,024)	$1,265

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.	INVENTORIES

Inventories consist of the following (dollars in thousands):

	July 1, 2007	December 30, 2006
Finished goods	$79,613	$76,189
Raw materials, work in process and supplies	72,054	73,615

	151,667	149,804
Inventory reserve	(5,973)	(7,369)

	145,694	142,435
LIFO reserve	(3,681)	(3,681)

	$142,013	$138,754

Stores and spare parts inventory balances of $21.8 million and $22.4 million at July 1, 2007 and December 30, 2006 are valued at average cost and included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximated 22% of Appleton’s total inventory balance at July 1, 2007 and 21% of Appleton’s total inventory balance at December 30, 2006.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	July 1, 2007	December 30, 2006
Land and improvements	$14,171	$14,023
Buildings and improvements	104,075	101,342
Machinery and equipment	566,267	556,520
Software	34,383	33,331
Capital lease	4,764	4,764
Construction in progress	28,116	28,869

	751,776	738,849
Accumulated depreciation/amortization	(334,377)	(306,139)

	$417,399	$432,710

Depreciation expense for the three months and six months ended July 1, 2007 and July 2, 2006 consists of the following (dollars in thousands):

Depreciation Expense	For the Three Months Ended July 1, 2007	For the Three Months Ended July 2, 2006	For the Six Months Ended July 1, 2007	For the Six Months Ended July 2, 2006
Cost of sales	$13,892	$14,219	$27,532	$28,526
Selling, general and administrative expenses	2,208	2,418	4,411	4,854

	$16,100	$16,637	$31,943	$33,380

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.	OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	July 1, 2007	December 30, 2006
Deferred debt issuance costs	$15,341	$15,811
Other	9,473	6,698

	$24,814	$22,509

7.	OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	July 1, 2007	December 30, 2006
Payroll and bonus	$16,994	$23,090
Trade discounts	20,763	25,672
Workers’ compensation	3,316	3,165
Accrued insurance	2,097	912
Other accrued taxes	2,539	5,764
Postretirement benefits other than pension	2,863	2,863
Fox River liabilities	18,200	18,200
Other	14,025	15,610

	$80,797	$95,276

8.	NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose, in its financial statements, uncertain tax positions the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. Additionally, FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular rollforward of the unrecognized tax benefits. The provisions of FIN 48 were adopted by PDC in the beginning of 2007 and did not have a significant effect on its financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2007. PDC is currently evaluating the impact, if any, on its financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106, and 132(R).” SFAS 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. The provisions of SFAS 158 are applicable to PDC as of the end of 2007. PDC is currently evaluating the impact on its financial statements.

9.	PENSION BENEFITS

Appleton has both defined benefit and defined contribution pension plans. The components of the corresponding net periodic pension cost include the following (dollars in thousands):

Pension Benefits	For the Three Months Ended July 1, 2007	For the Three Months Ended July 2, 2006	For the Six Months Ended July 1, 2007	For the Six Months Ended July 2, 2006
Net periodic benefit cost
Service cost	$1,910	$1,883	$3,820	$3,766
Interest cost	5,599	5,256	11,182	10,470
Expected return on plan assets	(6,432)	(5,804)	(12,843)	(11,558)
Amortization of
Prior service cost	56	54	112	108
Actuarial loss	472	559	944	1,118

Net periodic benefit cost	$1,605	$1,948	$3,215	$3,904

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the first half of 2007, Appleton contributed $6 million to its pension plan for plan year 2006. Another $1 million for plan year 2006 was contributed to the pension plan in July 2007.

10.	POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

Appleton has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

Other Postretirement Benefits	For the Three Months Ended July 1, 2007	For the Three Months Ended July 2, 2006	For the Six Months Ended July 1, 2007	For the Six Months Ended July 2, 2006
Net periodic benefit cost
Service cost	$209	$211	$417	$422
Interest cost	647	649	1,295	1,298
Amortization of
Prior service cost	(539)	(539)	(1,078)	(1,078)

Net periodic benefit cost	$317	$321	$634	$642

11.	SHARE-BASED COMPENSATION

In December 2001, Appleton adopted the Appleton Papers Inc. Long-Term Incentive Plan. In July 2002, Appleton adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan. These plans provide officers and key employees the opportunity to earn phantom stock units, the value of which is related to the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. Appleton adopted SFAS 123R, “Share-Based Payment,” effective January 1, 2006. As of January 1, 2007, 337,000 new phantom stock units were issued under the Appleton Papers Inc. Long-Term Incentive Plan at a share price of $33.62. In addition, as of January 1, 2007, 2,082 new share units were issued to the non-employee directors at a share price of $33.62. As of July 1, 2007, 3,192 additional share units were issued to the non-employee directors at a share price of $32.89. The year-end 2006 share price of $33.62 decreased to $32.89 as of July 1, 2007 and, as a result, compensation income of $0.5 million and $0.2 million was recorded for the three and six months ended July 1, 2007. Compensation expense for the three and six months ended July 2, 2006 was $1.6 million and $1.7 million.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June 1997, the United States Environmental Protection Agency (“EPA”) published notice that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act. The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR Corporation (“NCR”) and Appleton as the former and current owners and operators of the Appleton plant and a paper mill in Combined Locks.

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

As part of the November 9, 2001 acquisition, Arjo Wiggins Appleton Ltd. (“AWA”), agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay their respective share(s) of the potential liability, Appleton could be responsible for a portion of their share(s). Based on a review of publicly available financial information Appleton believes the other PRPs will be required, and have adequate financial resources, to pay their share of the remediation and natural resource damages (“NRD”) claims for the Lower Fox River.

Pursuant to a 2001 consent decree with various government agencies, which expired in 2005, Appleton and NCR collectively paid $41.5 million for interim restoration and remediation efforts. The consent decree does not constitute a final settlement or provide protection against future claims; however, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended under the consent decree.

In 2003, the Wisconsin Department of Natural Resources (“DNR”) issued two Records of Decision (“RODs”), with which the EPA concurred, estimating total costs for the Lower Fox River remedial action plan of approximately $400 million.

Pursuant to a 2006 consent decree, NCR and Sonoco Products Company agreed to fund a remedial project in the fourth segment of the Lower Fox River at an estimated cost of $30 million. Appleton expects it will contribute to NCR’s portion of this remedial project, consistent with a 1998 interim settlement agreement and a 2006 arbitration determination between Appleton and NCR. In addition, pursuant to a 2006 consent decree, which expired in 2006, Appleton and NCR collectively paid approximately $750,000 toward interim restoration efforts and the preparation of a report analyzing the progress toward the restoration goals related to the Lower Fox River.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In February 2007, the EPA and DNR issued a General Notice letter to the PRPs. The EPA and DNR are seeking to have one or more of the PRPs enter into an agreement to implement all remaining remedial action for segments two, three, four and five of the river. On June 6, 2007, the EPA issued an Amended ROD (also referred to as the Optimized Remedy) which modifies the remedial action plan outlined in the 2003 RODs and provides a revised estimate of $390 million of remaining costs to complete the remedial work on the Lower Fox River. Appleton has re-evaluated its estimate of potential liability pursuant to the Amended ROD, as discussed below.

In June 2007, Appleton and NCR collectively agreed to pay $2.8 million to fund a land acquisition in partial settlement of NRD claims. The land acquisition payment does not constitute a final settlement or provide protection against future claims; however, Appleton and NCR will receive full credit against NRD claims.

A precise estimate of Appleton’s ultimate share of liability cannot be made at this time due to uncertainties with respect to: the scope and cost of implementing the final remediation plan; the scope of restoration and final valuation of NRD assessments; the evolving nature of remediation and restoration technologies and governmental policies; and Appleton’s share of liability relative to the other PRPs. However, the issuance of the RODs and the beginning of remediation activities, provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability. During 2006, further analysis of Appleton’s estimated remaining potential liability was completed and, as a result, Appleton increased its reserve for this liability by $14.7 million. This additional reserve amount will accrete at a discount rate of 5% until it reaches $18.0 million. At December 30, 2006 the total reserve was $101.2 million. During the first six months of 2007, $7.3 million of payments were made against this reserve and $0.4 million of accretion was realized. Also during second quarter 2007, and based upon the Amended ROD, Appleton re-evaluated its estimate of potential liability and as a result increased its reserve by $58.9 million. This additional reserve amount will accrete at a discount rate of 5% until it reaches $65.1 million. As a result, $153.2 million is remaining in the reserve as of July 1, 2007; $18.2 million is recorded in other accrued liabilities and $135.0 million is recorded as a long-term environmental liability.

As stated above, AWA agreed to indemnify Appleton for the first $75 million and for all amounts over $100 million in liabilities relating to the Lower Fox River. At December 30, 2006, the total indemnification receivable from AWA was $76.2 million. During the first six months of 2007, $7.3 million of indemnification payments were received from AWA, $0.4 million of accretion was realized and $58.9 million of additional indemnification receivable was recorded. As a result, at July 1, 2007, $128.2 million remains as the indemnification receivable; $18.2 million is recorded as other current assets and $110.0 million is recorded as environmental indemnification receivable. The $25.0 million difference between the reserve and the indemnification receivable represents the share of Lower Fox River costs for which Appleton is responsible.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the indemnification receivable/environmental liability is provided below (dollars in thousands):

	Environmental Indemnification Receivable	Environmental Liability
Establishment of reserve for 2001 IGP consent decree	$—	$(19,209)
Accretion of Lower Fox River environmental liability	—	(747)
Fair market valuation of AWA indemnification receivable and the Lower Fox River liability as of the November 9, 2001 acquisition date	20,380	(424)

Balance, December 29, 2001	20,380	(20,380)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the first ROD on January 7, 2003	66,146	(66,146)
Establishment of reserve for Appleton’s portion of the Lower Fox River environmental liability in accordance with the Fox River Indemnification agreement	—	(21,017)
Payments made for indemnification receivable/environmental liability	(14,077)	14,077
Accretion of Lower Fox River indemnification receivable/environmental liability	1,052	(1,052)

Balance, December 28, 2002	73,501	(94,518)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the second ROD on July 28, 2003	15,581	(15,581)
Payments made for indemnification receivable/environmental liability	(6,867)	6,867
Accretion of Lower Fox River indemnification receivable/environmental liability	4,582	(5,864)

Balance, January 3, 2004	86,797	(109,096)
Payments made for indemnification receivable/environmental liability	(14,522)	14,522
Accretion of Lower Fox River indemnification receivable/environmental liability	5,523	(6,854)

Balance, January 1, 2005	77,798	(101,428)
Payments made for indemnification receivable/environmental liability	(11,832)	11,832
Accretion of Lower Fox River indemnification receivable/environmental liability	5,046	(6,416)

Balance, December 31, 2005	71,012	(96,012)
Establishment of additional indemnification receivable/environmental liability to update current estimate of remaining potential liability	14,755	(14,755)
Payments made for indemnification receivable/environmental liability	(9,536)	9,536

Balance, December 30, 2006	76,231	(101,231)
Establishment of additional indemnification receivable/environmental liability associated with the issuance of the Amended ROD on June 6, 2007	58,941	(58,941)
Accretion of Lower Fox River indemnification receivable/environmental liability	371	(371)
Payments made for indemnification receivable/environmental liability	(7,314)	7,314

Balance, July 1, 2007	$128,229	$(153,229)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Appleton used the following estimates in evaluating its total Lower Fox River liability and establishing its reserves: (1) total remaining costs for remediation of $468 million, based on the DNR’s estimate in the 2007 Amended ROD of $390 million of remaining costs for remediation, plus a 20% contingency; (2) the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate (Appleton assumes that Appleton and NCR are primarily responsible for only the discharges from the Appleton and Combined Locks facilities and not for discharges from other sources as alleged by other PRPs); (3) costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less based on the IGP’s settlement of other NRD claims; (4) Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on the interim settlement agreement with NCR and the arbitration determination; (5) $38 million in fees and expenses through 2010; and (6) actual costs, fees and expenses paid through July 1, 2007. Because of the numerous uncertainties underlying these estimates, it is possible that Appleton’s share of costs could be higher.

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

Appleton’s matching contribution charged to expense was $1.4 million and $1.5 million for the three months ended July 1, 2007 and July 2, 2006, respectively. Appleton’s matching contribution charged to expense was $3.6 million for each of the six months ended July 1, 2007 and July 2, 2006. As a result of hardship withdrawals, required diversifications and employee terminations, 552,336 shares of PDC redeemable common stock were repurchased during the first six months of 2007 at an aggregate price of approximately $18.3 million. During the same period, the ESOP trustee purchased 132,417 shares of PDC redeemable common stock for an aggregate price of $4.4 million from pre-tax deferrals, rollovers and loan payments made by employees, while Appleton’s matching contribution for this same period resulted in an additional 109,507 shares of redeemable common stock being issued. During the first six months of 2006, the ESOP trustee purchased PDC redeemable common stock for an aggregate price of $4.5 million, also from pre-tax deferrals, rollovers and loan payments made by employees.

Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of July 1, 2007. PDC accreted the redeemable common stock by $4.3 million for the six months ended July 1, 2007. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $370 million was determined. The redeemable common stock recorded book value as of July 1, 2007 was $184 million, which leaves a remaining unrecognized liability to be accreted of approximately $186 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.	LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	July 1, 2007	December 30, 2006
Senior secured variable rate notes payable at LIBOR plus 2.25%, $490 due quarterly with $92,631 due March 31, 2010 and $92,631 due June 11, 2010	$—	$195,533
Senior secured variable rate notes payable at LIBOR plus 1.75%, $563 due quarterly with $209,812 due June 5, 2014	225,000	—
Revolving line of credit at UK bank base rate plus 1.75%	2,398	186

	227,398	195,719
Less obligations due within one year	(2,250)	(6,384)

	225,148	189,335
Unsecured variable rate industrial development bonds, 3.9% average interest rate at July 1, 2007, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
Senior notes payable at 8.125%, due June 15, 2011	167,600	167,600
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000
Senior subordinated notes payable at 12.5%, due December 15, 2008	7,000	7,000

In June 2007, Appleton entered into a new $375 million senior secured credit facility consisting of a seven-year, $225 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 0.75% for base rate loans and 1.75% for LIBOR loans. Mandatory principal payments of $0.6 million are due quarterly with the remaining balance due June 5, 2014. It also provides access to a six-year, $150 million revolving credit facility. The new senior credit facility is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all Appleton’s, the subsidiary guarantors’ and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. These funds were used to repay the $190.7 million of previous senior secured variable rate notes, plus interest of $1.9 million, as well as the $7.5 million outstanding amount borrowed against the previous $125 million line of credit, plus interest. As a result of this refinancing, $0.3 million of deferred debt issuance costs related to the previous senior credit facility were written off. Financing fees of $1.9 million were also incurred, of which, $0.8 million was recorded as expense in Appleton’s statement of operations and $1.1 million was capitalized as deferred debt issuance costs and will be amortized over the term of the new senior credit facility.

Also during the second quarter of 2007, Appleton borrowed $46.9 million against its revolving lines of credit. By the end of the quarter, $44.5 million had been repaid.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During March 2006, Appleton fixed the interest rate, at 7.16%, on $100.0 million of the previous term loan principal with a three-year interest rate swap contract. Due to the refinancing of the previous senior secured variable rate notes, this interest rate swap was terminated and settled in May 2007 resulting in a gain of $0.1 million.

During the first quarter of 2007, Appleton made a $4.4 million excess cash flow payment, plus interest, and a $0.5 million mandatory debt repayment, plus interest, on its previous senior credit facility. Also during the quarter, Appleton borrowed $23.0 million against its revolving lines of credit. By the end of the quarter, this $23.0 million was repaid, as well as the $0.2 million revolving line of credit balance outstanding at the end of 2006.

At July 1, 2007, there was approximately $137.2 million of unused borrowing capacity under the $150 million revolving credit facility for working capital and other corporate purposes. Approximately $12.8 million of the revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.35% per annum is assessed on the unused borrowing capacity.

During July 2007, Appleton entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). Proceeds of the Ohio Loans will be used to fund a portion of the costs of acquiring and installing paper coating and production equipment at its paper mill in West Carrollton, Ohio. The Ohio Loans provide for monthly payments of interest, generally at 6.0%, and for scheduled quarterly repayments of principal over the ten-year term of the loans.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

PDC does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization, as determined by PDC for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended July 1, 2007	For the Three Months Ended July 2, 2006	For the Six Months Ended July 1, 2007	For the Six Months Ended July 2, 2006
Net sales
Technical Papers
Coated solutions	$145,305	$142,646	$285,057	$290,184
Thermal papers	64,007	67,981	125,095	130,584
Security papers	8,040	6,644	15,827	14,078

	217,352	217,271	425,979	434,846
Secure and specialized print services	22,514	24,525	45,421	46,996
Performance packaging	25,413	27,189	49,136	56,070

Total	$265,279	$268,985	$520,536	$537,912

Operating income (loss)
Technical Papers
Coated solutions	$10,288	$11,791	$25,892	$27,919
Thermal papers	2,474	3,635	4,681	6,073
Security papers	575	53	1,441	757

	13,337	15,479	32,014	34,749
Secure and specialized print services	(1,724)	413	(4,385)	(221)
Performance packaging	1,841	2,424	2,121	4,113
Unallocated corporate charges and business development costs	(3,510)	(5,440)	(9,451)	(8,457)

Total	$9,944	$12,876	$20,299	$30,184

Depreciation and amortization of intangible assets
Technical Papers
Coated solutions	$10,325	$11,515	$20,563	$22,965
Thermal papers	3,559	3,734	7,328	7,452
Security papers	701	624	1,402	1,393

	14,585	15,873	29,293	31,810
Secure and specialized print services	1,636	1,610	3,294	3,175
Performance packaging	1,681	1,409	3,362	2,910
Unallocated corporate charges	14	107	27	199

Total	$17,916	$18,999	$35,976	$38,094

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the second quarter of 2007, on a pre-tax basis, Appleton recorded restructuring costs within its reportable segments as follows: $0.4 million in secure and specialized print services and $0.2 million in unallocated corporate charges. During second quarter 2006, Appleton recorded restructuring costs within its reportable segments as follows: $0.2 million in coated solutions, $0.1 million in thermal papers, $0.1 million in security papers and $0.1 million in performance packaging.

During the first quarter of 2007, on a pre-tax basis, Appleton recorded restructuring costs within its reportable segments as follows: $0.1 million in coated solutions, $0.3 million in thermal papers, $1.4 million in secure and specialized print services, $0.2 million in performance packaging and $0.4 million in unallocated corporate charges. In addition, Appleton recorded $1.8 million in unallocated corporate charges for consulting fee expense associated with the income tax refund claims described in Note 2. During first quarter 2006, Appleton recorded restructuring costs within its reportable segments as follows: $0.1 million in coated solutions and $0.1 million in performance packaging. Also, during first quarter 2006, Appleton recorded $1.3 million of gains, in its coated solutions reporting segment, for the release of litigation reserves and for insurance recovery proceeds. A $1.1 million pre-tax gain on the sale of fixed assets was recorded in its secure and specialized print services reporting segment during first quarter 2006.

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

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of July 1, 2007 and December 30, 2006 and for the three and six months ended July 1, 2007 and July 2, 2006. This financial information should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JULY 1, 2007

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$34,469	$964	$307	$—	$35,740
Accounts receivable, net	—	104,098	19,791	7,848	—	131,737
Inventories	—	110,362	29,946	1,705	—	142,013
Other current assets	18,200	6,109	1,664	86	—	26,059

Total current assets	18,200	255,038	52,365	9,946	—	335,549
Property, plant and equipment, net	—	354,219	63,153	27	—	417,399
Investment in subsidiaries	321,867	169,065	—	—	(490,932)	—
Other assets	110,041	79,360	114,433	47	—	303,881

Total assets	$450,108	$857,682	$229,951	$10,020	$(490,932)	$1,056,829

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities
Current portion of long-term debt	$—	$2,250	$—	$—	$—	$2,250
Accounts payable	—	52,527	14,179	246	—	66,952
Due to (from) parent and affiliated companies	344,010	(373,112)	34,210	(5,108)	—	—
Other accrued liabilities	—	72,981	10,120	1,686	—	84,787

Total current liabilities	344,010	(245,354)	58,509	(3,176)	—	153,989
Long-term debt	—	556,000	2,398	—	—	558,398
Capital lease obligation	—	1,646	—	—	—	1,646
Other long-term liabilities	—	223,523	13,069	106	—	236,698
Redeemable common stock, accumulated deficit and accumulated other comprehensive loss	106,098	321,867	155,975	13,090	(490,932)	106,098

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive loss	$450,108	$857,682	$229,951	$10,020	$(490,932)	$1,056,829

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 1, 2007

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$424,183	$94,497	$31,345	$(29,489)	$520,536
Cost of sales	—	322,548	76,295	29,158	(29,348)	398,653

Gross profit	—	101,635	18,202	2,187	(141)	121,883
Selling, general and administrative expenses	—	78,770	18,734	1,096	—	98,600
Restructuring and other charges	—	1,054	1,930	—	—	2,984

Operating income (loss)	—	21,811	(2,462)	1,091	(141)	20,299
Interest expense	5,353	24,437	1,971	—	(7,268)	24,493
Debt extinguishment expenses	—	1,053	—	—	—	1,053
Interest income	—	(8,617)	—	(27)	7,268	(1,376)
(Income) loss in equity investments	(3,530)	1,490	—	—	2,040	—
Other (income) expense	—	(134)	87	(674)	134	(587)

(Loss) income before income taxes	(1,823)	3,582	(4,520)	1,792	(2,315)	(3,284)
Provision (benefit) for income taxes	—	52	(1,894)	381	—	(1,461)

Net (loss) income	$(1,823)	$3,530	$(2,626)	$1,411	$(2,315)	$(1,823)

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 1, 2007

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$216,755	$47,883	$15,785	$(15,144)	$265,279
Cost of sales	—	168,708	38,266	14,927	(15,026)	206,875

Gross profit	—	48,047	9,617	858	(118)	58,404
Selling, general and administrative expenses	—	38,254	9,053	533	—	47,840
Restructuring and other charges	—	94	526	—	—	620

Operating income	—	9,699	38	325	(118)	9,944
Interest expense	2,717	12,175	1,024	—	(3,704)	12,212
Debt extinguishment expenses	—	1,053	—	—	—	1,053
Interest income	—	(3,944)	—	(13)	3,704	(253)
Income in equity investments	(970)	(456)	—	—	1,426	—
Other (income) expense	—	(125)	40	(655)	131	(609)

(Loss) income before income taxes	(1,747)	996	(1,026)	993	(1,675)	(2,459)
Provision (benefit) for income taxes	—	26	(832)	94	—	(712)

Net (loss) income	$(1,747)	$970	$(194)	$899	$(1,675)	$(1,747)

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 1, 2007

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,823)	$3,530	$(2,626)	$1,411	$(2,315)	$(1,823)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	—	29,572	6,396	8	—	35,976
Other	—	5,564	567	(674)	—	5,457
Change in assets and liabilities, net	(51,918)	32,632	110	688	2,315	(16,173)

Net cash (used) provided by operating activities	(53,741)	71,298	4,447	1,433	—	23,437
Cash flows from investing activities:
Proceeds from sale of equipment	—	4	—	—	—	4
Additions to property, plant and equipment	—	(14,009)	(2,774)	(14)	—	(16,797)

Net cash used by investing activities	—	(14,005)	(2,774)	(14)	—	(16,793)
Cash flows from financing activities:
Payments of long-term debt	—	(195,533)	—	—	—	(195,533)
Proceeds from long-term debt	—	225,000	—	—	—	225,000
Debt acquisition costs	—	(1,869)	—	—	—	(1,869)
Payments relating to capital lease obligation	—	(366)	—	—	—	(366)
Proceeds from revolving lines of credit	—	67,550	2,398	—	—	69,948
Payments of revolving lines of credit	—	(67,550)	(186)	—	—	(67,736)
Due to parent and affiliated companies, net	67,645	(60,886)	(3,738)	(3,021)	—	—
Proceeds from issuance of redeemable common stock	4,355	—	—	—	—	4,355
Payments to redeem common stock	(18,259)	—	—	—	—	(18,259)
Decrease in cash overdraft	—	(6,250)	—	—	—	(6,250)

Net cash provided (used) by financing activities	53,741	(39,904)	(1,526)	(3,021)	—	9,290
Effect of foreign exchange rate changes on cash and cash equivalents	—	(169)	—	—	—	(169)
Change in cash and cash equivalents	—	17,220	147	(1,602)	—	15,765
Cash and cash equivalents at beginning of period	—	17,249	817	1,909	—	19,975

Cash and cash equivalents at end of period	$—	$34,469	$964	$307	$—	$35,740

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 2, 2006

(unaudited)

(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$6,776	$11,707	$3,035	$30	$(14,772)	$6,776
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	—	32,074	6,016	4	—	38,094
Other	—	5,158	(85)	(258)	—	4,815
Change in assets and liabilities, net	(3,610)	(17,609)	(8,062)	(205)	14,772	(14,714)

Net cash provided (used) by operating activities	3,166	31,330	904	(429)	—	34,971
Cash flows from investing activities:
Proceeds from sale of equipment	—	5	788	—	—	793
Additions to property, plant and equipment	—	(7,046)	(3,025)	—	—	(10,071)

Net cash used by investing activities	—	(7,041)	(2,237)	—	—	(9,278)
Cash flows from financing activities:
Payments of long-term debt	—	(21,727)	—	—	—	(21,727)
Bond consent costs	—	(7,994)	—	—	—	(7,994)
Payments relating to capital lease obligation	—	(366)	—	—	—	(366)
Proceeds from revolving lines of credit	—	10,000	2,438	—	—	12,438
Payments of revolving lines of credit	—	(6,000)	—	—	—	(6,000)
Due to parent and affiliated companies, net	9,874	(4,963)	(4,595)	(316)	—	—
Proceeds from issuance of redeemable common stock	4,460	—	—	—	—	4,460
Payments to redeem common stock	(17,500)	—	—	—	—	(17,500)
Decrease in cash overdraft	—	(1,683)	—	—	—	(1,683)

Net cash used by financing activities	(3,166)	(32,733)	(2,157)	(316)	—	(38,372)
Effect of foreign exchange rate changes on cash and cash equivalents	—	165	—	—	—	165
Change in cash and cash equivalents	—	(8,279)	(3,490)	(745)	—	(12,514)
Cash and cash equivalents at beginning of period	—	11,144	4,834	2,444	—	18,422

Cash and cash equivalents at end of period	$—	$2,865	$1,344	$1,699	$—	$5,908

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the fiscal quarter ended July 1, 2007. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Reference should also be made to the Annual Report on Form 10-K for the year ended December 30, 2006, the consolidated financial statements and related notes therein.

Overview

Net sales for second quarter 2007 totaled $265.3 million, compared to $269.0 million for second quarter 2006. Net sales declines in thermal papers, performance packaging and secure and specialized print services segments offset net sales gains in coated solutions and security papers segments. Reduced sales volumes generally offset net improvements in pricing, product mix and exchange rates as compared to the year earlier period.

Appleton reported a net loss of $1.7 million for second quarter 2007 versus $1.2 million of net income for second quarter 2006. Factors affecting profitability year over year include generally lower sales volumes, higher raw material costs and higher costs for bi-annual planned mill maintenance outages which offset net improved pricing, greater operating efficiencies, and lower selling, general and administrative expenses.

During second quarter 2007, Appleton entered into a new $375 million senior secured credit facility. The new facility, which consists of a $225 million term loan and a $150 million revolving line of credit, provides Appleton increased borrowing capacity and flexibility to fund the expansion project at its West Carrollton, Ohio facility and make other investments vital to Appleton’s continued growth.

Comparison of Results of Operations for the Three-Month Periods Ended July 1, 2007 and July 2, 2006

Net Sales. Net sales for the three months ended July 1, 2007 were $265.3 million, a decrease of $3.7 million, or 1.4%, compared to the prior year period. As explained more fully below, net sales for second quarter 2007 decreased relative to the prior year quarter due to generally lower shipment volumes offset by net improved pricing, net favorable product mix and favorable exchange rates.

Technical Papers

•

Coated solutions segment net sales totaled $145.3 million for second quarter 2007, an increase of $2.7 million, or 1.9% from prior year levels. The current year quarter benefited from improved pricing over second quarter 2006. Carbonless shipment volumes in second quarter 2007 were even with second quarter 2006 with strong performance in international markets.

•

Thermal papers segment net sales totaled $64.0 million for second quarter 2007, a decrease of $4.0 million or 5.8% from prior year levels. Shipment volumes in second quarter 2007 were 7.4% lower compared to shipment volumes in 2006. Improved product mix mitigated the impact of shipment volume declines.

•

Security papers segment net sales totaled $8.1 million for second quarter 2007, an increase of $1.4 million or 21.0% from prior year levels, primarily due to increased shipment volumes in the current year.

Secure and Specialized Print Services

•

Secure and specialized print services segment net sales totaled $22.5 million for second quarter 2007, a decrease of $2.0 million or 8.2% from prior year levels. Volume decreases and unfavorable pricing and product mix offset favorable exchange rates compared to the prior year period.

Performance Packaging

•

Performance packaging segment net sales totaled $25.4 million for second quarter 2007, a decrease of $1.8 million or 6.5% from prior year levels. Shipment volumes for second quarter 2007 improved from first quarter 2007 but remained below levels achieved in the prior year period. Unfavorable customer mix also contributed to lower net sales in the current year quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (which include distribution costs) for second quarter 2007 were $47.8 million, a decrease of $5.8 million or 10.8% compared to the prior year period. The prior year period included $2.2 million in expenses for the consent solicitation to amend certain provisions of the indentures governing Appleton’s senior notes and senior subordinated notes and the travel and expense investigation. Departmental expenses in second quarter 2007 decreased $3.2 million, or 10.2% compared to the prior year period. Distribution costs for second quarter 2007 decreased $0.9 million, or 4.9%, compared to second quarter 2006, due to decreased shipment volumes offset by increased freight rates and higher shipments to international markets.

Operating Income. Operating income for second quarter was $9.9 million, a decrease of $3.0 million, or 23.3%, compared to second quarter 2006. Operating income as a percentage of net sales for second quarter 2007 was 3.7% as compared to 4.8% of net sales for the prior year period.

	Second Quarter
	2007	2006
	(dollars in millions)
Technical papers
Coated solutions	$10.3	$11.8
Thermal papers	2.4	3.6
Security papers	0.6	0.1

	13.3	15.5
Secure and specialized print services	(1.7)	0.4
Performance packaging	1.8	2.4
Unallocated corporate charges and business development costs	(3.5)	(5.4)

Total operating income	$9.9	$12.9

Technical Papers

•

Coated solutions segment second quarter 2007 operating income decreased by $1.5 million compared to second quarter 2006. Higher raw material costs and maintenance costs from bi-annual planned mill maintenance outages offset improved pricing and cost reductions in year over year comparisons. The prior year quarter also benefited from a $1.0 million insurance recovery.

•

Thermal papers segment second quarter 2007 operating income decreased by $1.2 million compared to second quarter 2006. Segment results were affected by higher raw material costs, volume declines, mill maintenance outage costs and pricing pressures in commodity product markets, which outweighed gains from improved product mix and manufacturing cost reductions.

•	Security papers segment second quarter 2007 operating income increased by $0.5 million compared to second quarter 2006 on the strength of volume increases and manufacturing cost reductions.

Secure and Specialized Print Services

•

Secure and specialized print services segment second quarter 2007 operating income decreased by $2.1 million compared to second quarter 2006. Segment results were adversely affected by volume declines and unfavorable pricing which offset savings from restructuring activities and gains from renegotiated purchase agreements.

Performance Packaging

•

Performance packaging segment second quarter 2007 operating income decreased by $0.6 million compared to second quarter 2006. Results for 2007 reflect the impact of lower volumes as well as margin declines derived from resin price increases, which were partially offset from gains in manufacturing efficiencies.

Unallocated Corporate Charges and Business Development Costs

•

Unallocated corporate charges and business development costs decreased $1.9 million in second quarter 2007 compared to second quarter 2006. The second quarter 2007 benefited from reductions in corporate expenses in comparison to the prior year quarter offset by increased investment in research and development. The second quarter 2006 included $2.2 million in expenses for the consent solicitation and the travel and expense investigation.

Interest Expense. Interest expense for second quarter 2007 was $12.2 million, a decrease of $0.2 million compared to the prior year period. The major components of interest expense are detailed in the table below:

	Second Quarter
	2007	2006
	(dollars in millions)
Interest expense-term loans	$3.7	$3.9
Interest expense-senior notes	3.4	3.5
Interest expense-senior subordinated notes	3.8	3.8
Interest expense-deferred debt expense	0.6	0.7
Interest expense-other	0.7	0.5

Total interest expense	$12.2	$12.4

Debt Extinguishment Expenses. During second quarter 2007, Appleton recorded $1.1 million of debt extinguishment expenses for costs incurred in connection with terminating its previous credit facilities.

Benefit for Income Taxes. For second quarter 2007, Appleton recorded an income tax benefit of $0.7 million, consisting of a $0.8 million tax benefit recorded by BemroseBooth, based on its operating loss for the quarter, and a $0.1 million provision for state and Canadian income taxes for Appleton’s other businesses. A net income tax benefit of $0.1 million was recognized in second quarter 2006 primarily due to the net operating loss of BemroseBooth.

Net (Loss) Income. A net loss of $1.7 million was recorded for second quarter 2007 versus net income of $1.2 million for second quarter 2006. The major contributors to the decline were decreased operating income and the recording of debt extinguishment expenses associated with the refinancing of Appleton’s credit facility, offset by increased benefit for income taxes.

Comparison of Results of Operations for the Six-Month Periods Ended July 1, 2007 and July 2, 2006

Net Sales. Net sales for the six months ended July 1, 2007 were $520.5 million, a decrease of $17.4 million, or 3.2%, compared to the prior year period. As explained more fully below, net sales for the six months ended July 1, 2007 decreased relative to the prior year period due to generally lower shipment volumes offset by net improved pricing, net favorable product mix and favorable exchange rates.

Technical Papers

•

Coated solutions segment net sales totaled $285.1 million for the six months ended July 1, 2007, a decrease of $5.1 million, or 1.8% from prior year levels. Overall carbonless shipment volumes in the first six months of 2007 were 3.5% lower than in the first six months of 2006, although the current year period benefited from improved pricing over the prior year period.

•

Thermal papers segment net sales totaled $125.1 million for the six months ended July 1, 2007, a decrease of $5.5 million or 4.2% from prior year levels. The current year period benefited from improved product mix, but shipment volumes in the first six months of 2007 were 6.4% lower compared to strong shipment volumes in the corresponding period of 2006.

•	Security papers segment net sales totaled $15.8 million for the six months ended July 1, 2007, an increase of $1.7 million or 12.4% from prior year levels primarily due to increased shipment volumes.

Secure and Specialized Print Services

•

Secure and specialized print services segment net sales totaled $45.4 million for the six months ended July 1, 2007, a decrease of $1.6 million or 3.4% from prior year levels. Volume decreases and unfavorable pricing and product mix offset favorable exchange rates compared to the prior year period.

Performance Packaging

•

Performance packaging segment net sales totaled $49.1 million for the six months ended July 1, 2007, a decrease of $6.9 million or 12.4% from prior year levels. Shipment volumes for the first six months of 2007 lagged unusually strong shipment levels achieved in the same period of 2006. Unfavorable product mix also contributed to lower net sales in the current year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (which include distribution costs) for the six months ended July 1, 2007 were $98.6 million, a decrease of $3.7 million or 3.6% compared to the prior year period. The prior year period included $2.2 million in expenses for the consent solicitation and the travel and expense investigation. Departmental expenses decreased $3.8 million, or 6.4% compared to the prior year period. Distribution costs for six months ended July 1, 2007 decreased $1.7 million, or 4.6%, compared to six months ended July 3, 2006, due to decreased shipment volumes offset by increased freight rates and higher shipments to international markets.

Restructuring and Other Charges. Restructuring and other charges for the six months ended July 1, 2007 were $3.0 million, an increase of $2.3 million over the same period in 2006. The 2007 charges relate to reductions in sales force, administration and other department positions at BemroseBooth and headcount reductions in other segments.

Operating Income. Operating income for the first six months of 2007 was $20.3 million, a decrease of $9.9 million, or 32.8%, compared to the first six months of 2006. Operating income as a percentage of net sales for six months ended July 1, 2007 was 3.9% as compared to 5.6% of net sales for the prior year period.

	First Six Months
	2007	2006
	(dollars in millions)
Technical papers
Coated solutions	$25.9	$27.9
Thermal papers	4.7	6.1
Security papers	1.4	0.8

	32.0	34.8
Secure and specialized print services	(4.4)	(0.2)
Performance packaging	2.1	4.1
Unallocated corporate charges and business development costs	(9.4)	(8.5)

Total operating income	$20.3	$30.2

Technical Papers

•

For the first six months of 2007, coated solutions segment operating income decreased by $2.0 million compared to the first six months of 2006. As compared to the prior year period, results for the first six months of 2007 were impacted by shipment volume declines, higher raw material costs and higher costs from bi-annual planned mill maintenance outages, which offset gains from improved pricing and reductions in manufacturing and selling, general and administrative costs.

•

For the first six months of 2007, thermal papers segment operating income decreased by $1.4 million compared to the first six months of 2006. The current period results reflect the effects of volume declines and higher raw material and mill maintenance outage costs, which offset reductions in manufacturing and selling, general and administrative costs.

•	For the first six months of 2007, security papers segment operating income increased by $0.6 million compared to the first six months of 2006 as a result of increased volume.

Secure and Specialized Print Services

•

For the first six months of 2007, secure and specialized print services segment operating income decreased by $4.2 million compared to the first six months of 2006. The current period results reflect lower volumes and also include a $1.8 million pre-tax restructuring charge for employee terminations, whereas the 2006 period included a $1.1 million pre-tax gain on the sale of fixed assets.

Performance Packaging

•

For the first six months of 2007, performance packaging segment operating income decreased by $2.0 million compared to the first six months of 2006. Segment results for 2007 were adversely impacted by volume decreases, unfavorable product mix and fluctuations in resin prices, which offset productivity gains and reductions in manufacturing and administrative costs.

Unallocated Corporate Charges and Business Development Costs

•

For the first six months of 2007, unallocated corporate charges and business development costs increased $0.9 million compared to the first six months of 2006. The increase reflects increased investment in research and development and $1.9 million of consulting fee expenses in the 2007 period, whereas the 2006 period included $2.2 million in expenses for the consent solicitation and the travel and expense investigation.

Interest Expense. Interest expense for the first six months of 2007 was $24.5 million, a decrease of $0.1 million compared to the prior year period. The major components of interest expense are detailed in the table below:

	First Six Months
	2007	2006
	(dollars in millions)
Interest expense-term loans	$7.4	$7.8
Interest expense-senior notes	6.9	7.0
Interest expense-senior subordinated notes	7.8	7.8
Interest expense-deferred debt expense	1.3	1.2
Interest expense-other	1.1	0.8

Total interest expense	$24.5	$24.6

Debt Extinguishment Expenses. During the first six months of 2007, Appleton recorded $1.1 million of debt extinguishment expenses for costs incurred in connection with terminating its previous credit facilities.

Interest Income. Interest income during the first six months of 2007 was $1.4 million, an increase of $0.9 million over the prior year period. The increase reflects $1.2 million of interest income received as a result of the settlement during the period of income tax refund claims for the 1999-2000 tax years. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Benefit for Income Taxes. For the six months ended July 1, 2007, Appleton recorded an income tax benefit of $1.5 million, consisting of a $1.9 million tax benefit recorded by BemroseBooth, based on its operating loss for the first six months, and a $0.4 million provision for state and Canadian income taxes for Appleton’s other businesses. A net income tax benefit of $0.4 million was recognized for the first six months of 2006 primarily due to the net operating loss of BemroseBooth.

Net (Loss) Income. A net loss of $1.8 million was recorded for the six months ended July 1, 2007 versus net income of $6.8 million for six months ended July 2, 2006. The major contributors to the decline were decreased operating income and the recording of debt extinguishment expenses associated with the refinancing of Appleton’s credit facility, offset by increased benefit for income taxes.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity are cash provided by operations and available borrowings under its credit facility. Appleton expects that cash on hand, internally generated cash flow and available credit from its credit facility will provide the necessary funds for reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). Appleton currently has approximately $137.2 million of unused borrowing capacity under its revolving credit facility. Subsequent to the end of the quarter, Appleton entered into a $12.1 million financing arrangement with the State of Ohio as part of its funding plans for an expansion project at its West Carrollton, Ohio facility.

Cash Flows from Operating Activities. Net cash provided by operating activities for the first six months of 2007 was $23.4 million compared to net cash provided by operating activities of $35.0 million for the first half of 2006. The net loss, adjusted for non-cash items, provided $39.6 million in operating cash during the first six months of 2007. Non-cash items included $36.0 million of depreciation and amortization of intangible assets and $3.6 million in non-cash employer matching contributions to the Appleton Papers Retirement Savings and Employee Stock Ownership Plan (the “KSOP”). Uses of cash included an $11.9 million unfavorable change in working capital and a net $1.0 million decrease in restructuring reserves as Appleton paid severance benefits and other amounts related to restructuring activities.

Major components of the $11.9 million increase in working capital during the first six months of 2007 were a $3.4 million reduction in accounts payable, a $15.0 million reduction in other accrued liabilities such as accrued payroll, bonus and trade discounts and a $3.0 million increase in inventories, which were offset by a $9.1 million reduction in accounts receivable. Trade accounts receivable for the coated solutions, thermal papers and security papers segments increased a combined $10.2 million due to a higher proportion of international sales, which generally carry longer payment terms. Trade accounts receivable in the secure and specialized print services segment decreased by $15.8 million, reflecting the seasonal pattern of BemroseBooth’s business.

As discussed in Note 12 of the accompanying Notes to Condensed Consolidated Financial Statements, during second quarter 2007, in response to new estimates of remaining costs established by the Amended ROD, Appleton recorded a $58.9 increase to its reserve for environmental liabilities and an equal and offsetting increase to its indemnification receivable from AWA.

Cash Flows from Investing Activities. Net cash used by investing activities in the first six months of 2007 totaled $16.8 million compared to $9.3 million in the first half of 2006. The 2007 amount consists of capital spending on a number of individual projects, whereas the 2006 amount includes $10.1 million of capital spending, on a number of individual projects, offset by $0.8 million in proceeds from the sale of used equipment.

During the first quarter, Appleton commenced construction activity for the previously announced $100.0 million expansion of its West Carrollton, Ohio paper mill.

Appleton expects construction spending on the expansion project will extend into the third quarter of 2008. The expansion project will be funded through a combination of cash flows from operations, special financing provided by the State of Ohio and borrowings under Appleton’s new senior secured credit facility.

Cash Flows from Financing Activities. Net cash provided by financing activities was $9.3 million for the first half of 2007, while $38.4 million was used in the comparable 2006 period.

In June 2007, Appleton entered into a new $375 million senior secured credit facility consisting of a seven-year, $225 million term loan bearing interest at a base rate, or at LIBOR, at Appleton’s option, plus an applicable margin, which is initially set at 0.75% for base rate loans and 1.75% for LIBOR loans. Mandatory principal payments of $0.6 million are due quarterly with the remaining balance due June 5, 2014. It also provides access to a six-year, $150 million revolving credit facility. The new senior credit facility is unconditionally guaranteed by PDC and by substantially all of Appleton’s subsidiaries, other than certain immaterial subsidiaries. In addition, it is secured by liens on substantially all Appleton’s, the subsidiary guarantor’s and certain of Appleton’s other subsidiaries’ assets and by a pledge of Appleton’s and its subsidiaries’ capital stock. Funding proceeds from the new facility were applied to repay outstanding balances on Appleton’s previous senior secured notes payable and revolving lines of credit, which were terminated contemporaneously with the consummation of the new senior secured credit facility.

During the six months ended July 1, 2007, Appleton borrowed $69.9 million and repaid $67.7 million under its revolving lines of credit. Proceeds from the issuance of PDC redeemable common stock during the first half of fiscal 2007 totaled $4.4 million. The ESOP trustee purchased this stock with pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2007. Payments to redeem PDC common stock were $18.3 million during the first six months of 2007. Common stock redemptions during the first half of 2007 were $0.8 million higher than in the comparable period of 2006 based on the number of redemption requests received from plan participants.

Cash overdrafts decreased by $6.3 million during the first six months of 2007. Cash overdrafts represent checks issued but not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which payees deposit the checks.

Subsequent Event. In July 2007, Appleton entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). Proceeds of the Ohio Loans will be used to fund a portion of the costs of acquiring and installing paper coating and production equipment at Appleton’s paper mill located in West Carrollton, Ohio. The Ohio Loans provide for monthly payments of interest, generally at 6.00%, and for scheduled quarterly repayments of principal over the ten year term of the loans.

New Accounting Pronouncements

For information regarding new accounting pronouncements, see Note 8 of Notes to Condensed Consolidated Financial Statements and Related Notes.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

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

There were no changes in the internal control over financial reporting of Appleton or PDC during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Annual Report on Form 10-K for the year ended December 30, 2006 and Note 17 to the Consolidated Financial Statements included therein. Reference is also made to Note 12 of the Condensed Consolidated Financial Statements included in this report.

In June 2007, Appleton and NCR collectively agreed to pay $2.8 million to fund a land acquisition in partial settlement of NRD claims. The land acquisition payment does not constitute a final settlement or provide protection against future claims; however, Appleton and NCR will receive full credit against NRD claims.

On June 6, 2007, the EPA issued an Amended ROD (also referred to as the Optimized Remedy) which modifies the remedial action plan outlined in the 2003 RODs and provides a revised estimate of $390 million of remaining costs to complete the remedial work on Lower Fox River. Appleton has re-evaluated its estimate of potential liability pursuant to the Amended ROD.

At December 30, 2006, the total reserve was $101.2 million. During the first six months of 2007, $7.3 million of payments were made against this reserve and $0.4 million of accretion was realized. Also during second quarter 2007, and based upon the Amended ROD, Appleton re-evaluated its estimate of potential liability and as a result increased its reserve by $58.9 million. This additional reserve amount will accrete at a discount rate of 5% until it reaches $65.1 million. As a result, $153.2 million is remaining in the reserve as of July 1, 2007; $18.2 million is recorded in other accrued liabilities and $135.0 million is recorded as a long-term environmental liability.

Item 1A – Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 30, 2006.

We are subject to substantial costs and potential liabilities relating to environmental regulation and litigation.

We are subject to comprehensive and frequently changing laws and regulations enacted by various federal, state and local authorities concerned with the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances. Financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties currently owned and used by us, regardless of whether the contamination is attributable entirely to prior owners. As described in the following risk factor, we have been identified as a potentially responsible party for remediation and alleged natural resource damages related to the Lower Fox River and Green Bay system, which we refer to as the Lower Fox River. In addition, we make capital expenditures and incur operating expenses for environmental obligations and matters arising from our daily operations.

Including the Lower Fox River, we have approximately $153.2 million of accrued liabilities as of July 1, 2007, for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. We also have approximately $128.2 million of indemnification receivables from our former parent company, AWA, as of July 1, 2007. While the accrued liabilities reflect our current estimate of the cost of these environmental matters, the amount that we have accrued may be inadequate. In addition, we may be named as a potentially responsible party at other sites in the future and the costs associated with such future sites may be material. We expect environmental laws and regulations and the interpretation and enforcement of those laws and regulations to become increasingly stringent and to further limit emission and discharge levels and to increase the likelihood and cost of environmental cleanups and related activities. All of these factors are likely to increase our operating expenses, require continuing capital expenditures and adversely affect the operating flexibility of our manufacturing operations and may require indeterminable and significant additional expenditures in connection with such compliance.

We have been named as a potentially responsible party related to the Lower Fox River.

We have been named by the EPA as a PRP, under the Comprehensive Environmental Response, Compensation and Liability Act. We have been named a PRP because of discharges of PCBs, into the Lower Fox River from our Appleton Plant in the 1950s, 1960s and 1970s and because of discharges from the Appleton Coated paper mill in Combined Locks, Wisconsin, which we owned from 1978 to 2000. We could be liable for a significant portion of the costs of remediating the PCBs that remain in the Lower Fox River. These costs could be material to our financial position. In 2003, the DNR and EPA issued two RODs covering all five segments of the Lower Fox River, which includes Green Bay. The RODs provide for a combination of dredging and capping and monitored natural recovery and contain revised estimates of total costs for remediation of $400 million over a 7 to 18-year time period. In addition to remediation, various government agencies are also asserting that we and the other PRPs are liable for natural resource damages caused by the PCBs. In October 2000, the U.S. Fish & Wildlife Service estimated that total natural resource damages would be in a range between $176 million to $333 million for all PRPs in the aggregate. In February 2007, the EPA and DNR issued a General Notice letter to the PRPs. The EPA and DNR are seeking to have one or more of the PRPs enter into an agreement to implement all remaining remedial action for segments two, three, four and five of the river.

On June 6, 2007, the EPA issued an Amended ROD (also referred to as the Optimized Remedy) which modifies the remedial action plan outlined in the 2003 RODs and provides a revised estimate of $390 million of remaining costs to complete the remedial work on the Lower Fox River. Appleton has re-evaluated its estimate of potential liability pursuant to the Amended ROD. At this time, we cannot precisely estimate our total liability for the Lower Fox River because we do not know how much the remedial actions and natural resource damages may cost or how large our share of those costs will be. Our liability could be material to our financial position. The issuance of the RODs and the Amended ROD and the beginning of remediation activities provides Appleton the ability to reasonably estimate its potential liability. Accordingly, Appleton has recorded a reserve for this environmental liability, before indemnification by our former parent.

At December 30, 2006, the total reserve was $101.2 million. During the first six months of 2007, $7.3 million of payments were made against this reserve and $0.4 million of accretion was realized. Also during second quarter 2007, and based upon the Amended ROD, Appleton re-evaluated its estimate of potential liability and as a result increased its reserve by $58.9 million. This additional reserve amount will accrete at a discount rate of 5% until it reaches $65.1 million. As a result, $153.2 million is remaining in the reserve as of July 1, 2007; $18.2 million is recorded in other accrued liabilities and $135.0 million is recorded as a long-term environmental liability. Although we believe our recorded environmental liability reflects a reasonable estimate of our liabilities associated with the Lower Fox River based on the RODs and the Amended ROD, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than our recorded environmental liability.

We have a substantial amount of indebtedness outstanding and, as a result, we are operating as a highly leveraged company.

Our total debt at July 1, 2007, was approximately $563 million. For a description of the components of our debt see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 of Notes to Condensed Consolidated Financial Statements. This large amount of indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to the senior credit facility, the senior notes and senior subordinated notes;

•

require us to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate activities;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate activities; or

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate.

Furthermore, although our ability to borrow money is restricted by the terms of the senior credit facility and the indentures governing the senior notes and senior subordinated notes, it may be possible for us to incur even more debt and, if we do so, these risks could intensify.

We may be unsuccessful in constructing, starting up and integrating the $100 million expansion at our West Carrollton, Ohio paper mill.

Appleton previously announced its intention to invest approximately $100 million to expand thermal paper manufacturing capacity at its existing paper mill located in West Carrollton, Ohio. Work on the expansion project commenced during first quarter 2007 and will continue through the second half of 2008. Unforeseen circumstances may interfere with the project such that we may be required to spend more than the planned amounts to complete the expansion project, or the completion may be delayed beyond the planned start up in the second half of 2008. Moreover, we may not be able to integrate operation of the expansion equipment with existing paper mill equipment as expected or achieve anticipated operational improvements. Additionally, although the thermal paper market in recent years has been growing, market conditions may be different when the project is completed such that we are not able to capture the intended benefits from the expansion project. As a result, we may not achieve the revenue and profits that supported the investment analysis. If any one or all or combination of these risks materialize, then our operating efficiency, profitability and cash flow may be materially adversely affected.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended July 1, 2007, PDC sold approximately 132,417 shares of its common stock to the ESOP. The ESOP acquired the shares with payroll deductions during the period from December 31, 2006 to July 1, 2007 by employees of Appleton who are participants in the KSOP. The aggregate offering price was approximately $4.4 million. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended.

Item 6 – Exhibits

4.1	Credit Agreement, dated as of June 5, 2007, among Appleton Papers Inc., as the U.S. Borrower, BemroseBooth Limited, as the UK Borrower, Paperweight Development Corp. as Holdings, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC as joint lead arranger and joint book manager, UBS Securities LLC as joint lead arranger, joint book manager and syndication agent, BNP Paribas, LaSalle Bank National Association and SunTrust Bank as co-co-documentation agents.

10.1	Amendment to Appleton Papers Employee Stock Ownership Plan adopted by the Board of Directors of Appleton Papers Inc. effective June 5, 2007.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Thomas J. Ferree, Vice President, Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Vice President, Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC.
(Registrant)

Date: August 15, 2007	/s/ Thomas J. Ferree
Thomas J. Ferree
Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
(Registrant)

Date: August 15, 2007	/s/ Thomas J. Ferree
Thomas J. Ferree
Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)