Form 10-Q
period 2008-03-30
PAPERWEIGHT DEVELOPMENT CORP; APPLETON PAPERS INC/WI
filed 2008-05-12
CIK 1166365, 1144326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2008
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

Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  

Indicate by check mark whether each of the registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐                                                                                           Accelerated filer  ☐
Non-accelerated filer  ☒ (do not check if a smaller reporting company)                      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2008, 10,804,870 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of May 2, 2008, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)	1

	a) Condensed Consolidated Balance Sheets	1

	b) Condensed Consolidated Statements of Operations	2

	c) Condensed Consolidated Statements of Cash Flows	3

	d) Consolidated Statements of Redeemable Common Stock, Accumulated Deficit, Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)	4

	e) Notes to Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 1A	Risk Factors	30

Item 6	Exhibits	31

Signatures		32

Index

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements (unaudited)
PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	March 30,	December 29,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$22,041	$44,838
Accounts receivable, less allowance for doubtful accounts of $1,394 and $1,480, respectively	117,334	116,762
Inventories	144,078	124,078
Other current assets	31,230	12,210
Assets of discontinued operations	26,091	36,731
Total current assets	340,774	334,619

Property, plant and equipment, net of accumulated depreciation of $366,711 and $353,975, respectively	405,486	393,742
Goodwill	50,246	50,246
Intangible assets, net	75,973	77,340
Environmental indemnification receivable	164,631	165,198
Other assets	22,810	24,617
Assets of discontinued operations	59,311	57,646

Total assets	$1,119,231	$1,103,408

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$3,138	$3,138
Accounts payable	87,430	82,621
Accrued interest	11,222	4,688
Restructuring reserve	229	398
Other accrued liabilities	65,019	80,950
Liabilities of discontinued operations	19,131	21,685
Total current liabilities	186,169	193,480

Senior secured notes payable	221,063	221,625
Revolving line of credit	10,000	-
Variable rate industrial development bonds	8,650	8,650
State of Ohio assistance loan	8,780	8,780
Capital lease obligation	1,160	1,311
Postretirement benefits other than pension	47,079	47,436
Accrued pension	15,961	16,857
Environmental liability	165,887	173,353
Other long-term liabilities	8,789	5,483
Liabilities of discontinued operations	21,290	20,750
Senior notes payable	150,050	150,050
Senior subordinated notes payable	150,000	150,000
Commitments and contingencies (Note 13)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 11,125,172 and 11,116,751, respectively	185,127	182,040
Accumulated deficit	(61,492)	(80,086)
Accumulated other comprehensive income	718	3,679

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive income	$1,119,231	$1,103,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)

	March 30, 2008	April 1, 2007

Net sales	$236,230	$232,350

Cost of sales	181,690	173,547

Gross profit	54,540	58,803

Selling, general and administrative expenses	44,236	44,896
Restructuring and other charges	-	960

Operating income	10,304	12,947

Other expense (income)
Interest expense	11,074	12,262
Interest income	(181)	(1,123)
Litigation settlement, net (Note 13)	(22,233)	-
Foreign exchange loss (gain)	232	(25)

Income from continuing operations before income taxes	21,412	1,833

Provision for income taxes	37	347

Income from continuing operations	21,375	1,486

Discontinued operations
Income (loss) from discontinued operations, net of income taxes	25	(1,562)

Net income (loss)	$21,400	$(76)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)

	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net income (loss)	$21,400	$(76)
Adjustments to reconcile net income (loss) to net cash used by operating activities:

Depreciation	13,428	15,843
Amortization of intangible assets	336	2,217
Amortization of financing fees	580	680
Employer 401(k) noncash matching contributions	1,869	2,171
Foreign exchange loss	14	22
Loss on disposals of equipment	513	336
Accretion of capital lease obligation	32	42
Litigation settlement, net	(22,233)	-
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	12,901	9,394
Inventories	(22,571)	(11,036)
Other current assets	751	(16)
Accounts payable and other accrued liabilities	(7,290)	(21,667)
Restructuring reserve	(169)	(192)
Accrued pension	(1,736)	111
Other, net	(1,984)	1,424

Net cash used by operating activities	(4,159)	(747)

Cash flows from investing activities:
Proceeds from sale of equipment	3	3
Additions to property, plant and equipment	(26,007)	(7,319)

Net cash used by investing activities	(26,004)	(7,316)

Cash flows from financing activities:
Payments of senior secured notes payable	(562)	(4,881)
Payments relating to capital lease obligation	(183)	(183)
Proceeds from revolving lines of credit	29,300	23,000
Payments of revolving lines of credit	(19,300)	(23,186)
Proceeds from issuance of redeemable common stock	330	-
Payments to redeem common stock	(49)	(74)
(Decrease) increase in cash overdraft	(1,916)	1,885

Net cash provided (used) by financing activities	7,620	(3,439)

Effect of foreign exchange rate changes on cash and cash equivalents	(254)	(4)
Change in cash and cash equivalents	(22,797)	(11,506)
Cash and cash equivalents at beginning of period	44,838	19,975

Cash and cash equivalents at end of period	$22,041	$8,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive	Comprehensive
	Outstanding	Amount	Deficit	Income (Loss)	Income (Loss)
Balance, December 29, 2007	11,116,751	$182,040	$(80,086)	$3,679

Comprehensive income:
Net income	-	-	21,400	-	$21,400
SFAS 158 pension liability adjustment	-	-	-	(36)	(36)
Foreign currency translation adjustment	-	-	-	35	35
Realized and unrealized loss on derivatives	-	-	-	(2,960)	(2,960)
Total comprehensive income					$18,439
Issuance of redeemable common stock	9,881	330	-	-
Redemption of redeemable common stock	(1,460)	(49)	-	-
Accretion of redeemable common stock	-	2,806	(2,806)	-

Balance, March 30, 2008	11,125,172	$185,127	$(61,492)	$718

Balance, December 30, 2006	11,550,231	$190,466	$(67,885)	$(5,010)

Comprehensive loss:
Net loss	-	-	(76)	-	$(76)
Foreign currency translation adjustment	-	-	-	(4)	(4)
Realized and unrealized loss on derivatives	-	-	-	(541)	(541)
Total comprehensive loss					$(621)
Redemption of redeemable common stock	(2,190)	(74)	-	-
Accretion of redeemable common stock	-	3,734	(3,734)	-

Balance, April 1, 2007	11,548,041	$194,126	$(71,695)	$(5,555)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations and cash flows for the three months ended March 30, 2008 and April 1, 2007 and financial position at March 30, 2008 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its wholly-owned subsidiaries (collectively the “Company”) for each of the three years in the period ended December 29, 2007, which are included in the annual report on Form 10-K for the year ended December 29, 2007. The consolidated balance sheet data as of December 29, 2007, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Appleton Papers Inc. (“Appleton”) is a wholly-owned subsidiary of PDC.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

2.           DISCONTINUED OPERATIONS

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. Bemrose is a leading U.K. provider of mission critical security and specialized print services. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention on core businesses and expand its leadership positions in those markets. The operating results of this business for the three months ended March 30, 2008 and April 1, 2007 have been reclassified and are now reported separately as discontinued operations.

The following table presents the net sales and income (loss) before income taxes with respect to Bemrose (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	March 30, 2008	April 1, 2007
Net sales	$22,811	$22,907
Income (loss) before income taxes	25	(2,658)

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, Appleton reclassified the assets and liabilities of Bemrose as discontinued operations in the accompanying balance sheets, the major classes of which are detailed in the following table (dollars in thousands):

	March 30, 2008	December 29, 2007
Current assets	$26,091	$36,731
Property, plant and equipment, net	29,373	28,921
Other long-term assets	29,938	28,725
Current liabilities	(19,131)	(21,685)
Other long-term liabilities	(21,290)	(20,750)
Net assets of discontinued operations	$44,981	$51,942

Bemrose was previously reported as a separate reportable segment.

3.           GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are not amortized; however, they must be tested for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. Amortization is recorded for intangible assets with determinable lives. The carrying amount of goodwill as of March 30, 2008 and December 29, 2007 was $50.2 million and was assigned entirely to the performance packaging segment.

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of March 30, 2008		As of December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$49,255	$17,234	$49,255	$16,652
Patents	30,979	30,363	30,979	29,920
Customer relationships	26,024	5,586	26,024	5,261
Non-compete agreements	932	899	932	882
Subtotal	107,190	$54,082	107,190	$52,715
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$130,055		$130,055

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 Of the $130.1 million of acquired intangible assets, $72.1 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper and $4.6 million related to the Company’s 2003 and 2005 acquisitions are being amortized over their estimated useful lives of 20 years, while the remaining $22.9 million are considered to have an indefinite life and, as such, are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements. Amortization expense for the three months ended March 30, 2008 approximated $1.4 million. Amortization expense for the three months ended April 1, 2007 approximated $2.0 million.

During first quarter 2007, Appleton received formal notice from the Internal Revenue Service that it agreed to settle Appleton’s refund claims filed for tax years 1999 and 2000. The total amount of the refund was $6.3 million, of which, $5.2 million was a refund of income tax paid and $1.1 million was interest. As this refund related to tax periods prior to the November 9, 2001 acquisition date, the $5.2 million was recorded as a reduction in purchase price via a decrease to long-lived intangible assets. Of the $1.1 million of interest, approximately $1.0 million pertained to the accrual of interest subsequent to the acquisition date and, as such, was included in first quarter 2007 interest income. The remaining $0.1 million of interest earned was related to tax periods prior to the acquisition date and was also recorded as a reduction in purchase price via a decrease to long-lived intangible assets. This refund was received by Appleton in early April 2007.

4.           RESTRUCTURING AND OTHER CHARGES

In order to position itself for long-term growth, the Company reduced salaried employment in the U.S. during the years 2005-2007, resulting in a restructuring reserve for employee termination benefits. During the first quarter of 2008, the Company paid $0.2 million related to these employee termination benefits.

In 1999, the Company committed to exiting its New York distribution center in 2001, because it was no longer needed as a result of the closure of the Newton Falls mill, and recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expired in July 2007. During 2005-2007, $1.9 million of additional restructuring expense was recorded for lease payments and repairs to be made to the facility in accordance with the expiration terms of the lease agreement. As of March 30, 2008, $0.2 million remained in this reserve for future costs of additional repairs the landlord may require Appleton to make.

The table below summarizes the components of the restructuring reserve included in the consolidated balance sheets at March 30, 2008 and December 29, 2007 (dollars in thousands):

	December 29,	2008 Additions	2008	March 30,
	2007 Reserve	to Reserve	Utilization	2008 Reserve
Distribution center exit costs	$200	$-	$-	$200
U.S. employee termination benefits	198	-	(169)	29
	$398	$-	$(169)	$229

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.           INVENTORIES

           Inventories consist of the following (dollars in thousands):

	March 30, 2008	December 29, 2007
Finished goods	$80,601	$67,596
Raw materials, work in process and supplies	73,274	66,575
	153,875	134,171
Inventory reserve	(3,440)	(3,736)
	150,435	130,435
LIFO reserve	(6,357)	(6,357)
	$144,078	$124,078

Stores and spare parts inventory balances of $22.0 million at both March 30, 2008 and December 29, 2007 are valued at average cost and included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximated 11% of the Company’s total inventory balance at March 30, 2008 and 12% of the Company’s total inventory balance at December 29, 2007.

6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	March 30, 2008	December 29, 2007
Land and improvements	$9,714	$9,603
Buildings and improvements	96,079	95,421
Machinery and equipment	562,502	560,323
Software	33,962	33,779
Capital lease	4,764	4,764
Construction in progress	65,176	43,827
	772,197	747,717
Accumulated depreciation/amortization	(366,711)	(353,975)
	$405,486	$393,742

Depreciation expense for the three months ended March 30, 2008 and April 1, 2007 consists of the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	March 30, 2008	April 1, 2007
Cost of sales	$11,552	$12,400
Selling, general and administrative expenses	1,876	1,985
	$13,428	$14,385

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.        OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	March 30, 2008	December 29, 2007
Deferred debt issuance costs	$13,320	$13,900
Restricted cash for mill expansion	5,755	7,369
Other	3,735	3,348
	$22,810	$24,617

8.        OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the condensed consolidated balance sheet, consist of the following (dollars in thousands):

	March 30, 2008	December 29, 2007
Payroll and bonus	$8,705	$19,596
Trade discounts	15,025	22,044
Workers’ compensation	3,558	4,306
Accrued insurance	2,935	2,087
Other accrued taxes	1,747	2,299
Postretirement benefits other than pension	3,283	3,283
Fox River liabilities	20,645	20,645
Other	9,121	6,690
	$65,019	$80,950

9.        NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") 157, “Fair Value Measurements.”  SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 with respect to financial assets and liabilities in the first quarter of 2008 did not have a significant effect on the Company’s financial statements. The Company is currently evaluating the impact, if any, of SFAS 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.           EMPLOYEE BENEFITS

Appleton has both defined benefit and defined contribution pension plans. This includes a Supplemental Executive Retirement Plan (“SERP”) to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations of the pension plan for eligible non-bargaining unit employees. The components of the corresponding net periodic pension cost include the following (dollars in thousands):

	For the Three Months Ended March 30, 2008	For the Three Months Ended April 1, 2007
Net periodic benefit cost
Service cost	$1,538	$1,910
Interest cost	4,488	4,232
Expected return on plan assets	(5,186)	(4,716)
Amortization of
Prior service cost	48	56
Actuarial loss	-	472
Net periodic benefit cost	$888	$1,954

Effective January 1, 2008, Appleton amended the Appleton Papers Inc. Retirement Plan (the “Plan”) to provide that no previously eligible non-bargaining unit individuals hired or re-hired on or after January 1, 2008, shall be eligible to participate in the Plan. Also, plan benefits accrued under the Plan will be frozen as of April 1, 2008, with respect to Plan participants who elect to participate in a “Mandatory Profit Sharing Contribution” under the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) or January 1, 2015, in the case of any other affected non-bargaining unit Plan participants.

Appleton expects to contribute approximately $10 million to its U.S. pension plan in fiscal 2008 for plan year 2007. During first quarter 2008, Appleton contributed $1.7 million to its pension plan for plan year 2007. Another $2.1 million, for plan year 2007, was contributed to the pension plan in April and May 2008.

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.           POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

Appleton has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	March 30, 2008	April 1, 2007
Net periodic benefit cost
Service cost	$232	$208
Interest cost	770	648
Amortization of
Prior service cost	(539)	(539)
Actuarial loss	1	-
Net periodic benefit cost	$464	$317

12.           SHARE-BASED COMPENSATION

In December 2001, Appleton adopted the Appleton Papers Inc. Long-Term Incentive Plan. In July 2002, Appleton adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan. These plans provide officers and key employees the opportunity to earn phantom stock units, the value of which is related to the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. As of January 1, 2008, 365,000 new phantom stock units were issued under the Appleton Papers Inc. Long-Term Incentive Plan at a share price of $33.41. In addition, as of January 1, 2008, 3,143 new share units were issued to the non-employee directors. Compensation expense of $0.1 million was recorded for these plans for the three months ended March 30, 2008. Compensation expense of $0.2 million was recorded for these plans for the three months ended April 1, 2007.

13.           COMMITMENTS AND CONTINGENCIES
Lower Fox River

Introduction. Various federal and state government agencies and Native American tribes have asserted claims against Appleton and others with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin. The claims generally fall within three categories of potential liability - remedial action, natural resource damages (“NRDs”) and interim restoration and remediation.

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The United States Environmental Protection Agency (“EPA”) published a notice in 1997 that it intended to list the Lower Fox River on the National Priorities List of Contaminated Sites pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”). The EPA identified seven potentially responsible parties (“PRPs”) for PCB contamination in the Lower Fox River, including NCR, Appleton, Georgia-Pacific, P.H. Glatfelter Company, WTMI Co., owned by Chesapeake Corporation, Riverside Paper Corporation and U.S. Paper Mills Corp., which is now owned by Sonoco Products Company.

Remedial Action. The EPA and the Wisconsin Department of Natural Resources (“DNR”) issued two Records of Decision (“ROD”) in 2003 estimating total costs for the Lower Fox River remedial action plan of approximately $400 million over a 7 to 18-year time period. Other estimates obtained by the PRPs range from a low of $450 million to as much as $1.6 billion. More recent estimates place the cost between $594 million and $900 million.

In February 2007, the EPA issued a General Notice letter seeking to have one or more of the PRPs enter into an agreement to implement all remaining remedial action for segments two, three, four and five of the river. The EPA asked the PRPs to submit a written proposal to conduct the remedial action as well as to address various governmental agencies’ (“Intergovernmental Partners” or “IGP”) additional claims for unreimbursed costs and NRDs. In June 2007, the EPA and DNR issued an amended ROD which modified the remedial action plan for the Lower Fox River.

Following several months of discussions with PRPs, the EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River. In response, in December 2007, the PRPs submitted a work plan to the EPA for the clean up of the Fox River. After a review, the EPA requested modifications be incorporated into the work plan. The PRPs have initiated preliminary work under the work plan and are negotiating to reach a funding arrangement to enable the complete work plan to be implemented.

Appleton and NCR filed a lawsuit in January 2008 in federal court against P.H. Glatfelter Company, Menasha Corporation and George A. Whiting Paper Company in an effort to require other PRPs to contribute to the cost of cleaning up PCB contamination sediment in the Fox River.

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interim Restoration and Remediation Consent Decree. Appleton and NCR collectively paid $41.5 million for interim restoration and remediation efforts pursuant to a 2001 consent decree with the IGP. This consent decree expired in 2005. In addition, Appleton and NCR collectively paid approximately $750,000 toward interim restoration efforts and the preparation of a report analyzing progress toward the restoration goals related to the Lower Fox River pursuant to a 2006 consent decree with the IGP. The 2006 consent decree expired in 2006. Appleton and NCR paid $2.8 million in 2007 to fund a land acquisition in partial settlement of NRD claims. Neither consent decree or the land acquisition constitutes a final settlement nor provides protection against future claims; however, Appleton and NCR will receive full credit against remediation costs and NRD claims for all monies expended pursuant to the consent decrees.

Appleton’s Liability. The U.S. Fish and Wildlife Service (“FWS”) study completed in 2000 offered a preliminary conclusion that the discharges from the Appleton plant and the Combined Locks paper mill were responsible for a percentage in the range of 36% to 52% of the total PCBs discharged. These preliminary estimates have not been finalized and are not binding on the PRPs. Appleton has obtained its own historical and technical analyses which suggest that the percentage of PCBs discharged from the Appleton and Combined Locks facilities is less than 20% of the total PCBs discharged.

A portion of Appleton’s potential liability for the Lower Fox River may be joint and several. If, in the future, one or more of the other PRPs were to become insolvent or unable to pay its respective share(s) of the potential liability, Appleton could be responsible for a portion of its share(s). Based on a review of publicly available financial information, Appleton believes that the other PRPs will be required, and have adequate financial resources, to pay their shares of the remediation and natural resource damage claims for the Lower Fox River.

Estimates of Liability. Appleton cannot precisely estimate its ultimate share of liability due to uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of NRD assessments, the evolving nature of remediation and restoration technologies and governmental policies, and Appleton’s share of liability relative to other PRPs. However, the issuance of the RODs, the receipt of bid proposals and the beginning of remediation activities provide evidence to reasonably estimate a range of Appleton’s potential liability.

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At December 29, 2007 this reserve approximated $194.0 million. During the first three months of 2008, $7.5 million of payments were made against this reserve resulting in a remaining reserve of $186.5 million as of March 30, 2008, of which $20.6 million is recorded in other accrued liabilities and $165.9 million is recorded as a long-term environmental liability.

The following assumptions were used in evaluating Appleton’s potential Lower Fox River liability and establishing a remediation reserve:

•	total remediation costs of $600 million, based on the most recent bids received with a range from $594 million to $900 million;

•
the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate;

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s settlement of other NRD claims;

•	Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on our interim settlement agreement with NCR and the arbitration determination; and

•	$38 million in fees and expenses through 2010.

Although Appleton believes its recorded environmental liability reflects a reasonable estimate of its liabilities associated with the Lower Fox River, the actual amount of liabilities associated with the Lower Fox River could prove to be significantly larger than the recorded environmental liability.

Arjo Wiggins Appleton Limited ("AWA") Indemnification. PDC and Appleton entered into two indemnification agreements in conjunction with the 2001 acquisition, under which AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the indemnification agreements as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. Appleton is responsible for the $25 million of liabilities between $75 million and $100 million. Pursuant to these agreements, AWA will pay $75.0 million in connection with Fox River Liabilities incurred through March 30, 2008.

In March 2008, Appleton received favorable jury verdicts in a federal court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. The jury determined:  (1) there is insurance coverage for Appleton’s liability relating to the Fox River and (2) Appleton did not provide late notice to the insurers and did not make misrepresentations on its applications for insurance. Appleton anticipates the insurers may file an appeal.  Under the terms of the indemnification agreement, any recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation.

At March 30, 2008, the total indemnification receivable from AWA was $166.0 million, of which $1.4 million is recorded in other current assets and $164.6 million is recorded as an environmental indemnification receivable.

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

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    Because of the uncertainty surrounding the ultimate course of action for the West Carrollton mill property, the Great Miami River remediation and Appleton’s share of these remediation costs, if any, and since Appleton is currently under no obligation to undertake remedial action in the future, no provision has been recorded in the accompanying financial statements for estimated remediation costs. In conjunction with the acquisition of PDC by the ESOP in 2001, and as limited by the terms of the purchase agreement, AWA agreed to indemnify PDC for 50% of all environmental liabilities at the West Carrollton mill up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton mill may be liable for all or part of the cost of remediation of historic PCB contamination.

Litigation Settlement

    In 1996, after being named as a defendant in a lawsuit, Appleton notified its insurance carriers of a coverage claim under policies in effect at the time. The lawsuit ultimately was resolved and Appleton recovered expenses from three of four insurers. The fourth insurer disputed coverage for its share of previously incurred costs. As a result, Appleton filed a lawsuit against the insurer. In 2007, a Wisconsin state appellate court issued an order estopping the insurer from denying its obligation to cover Appleton. Pursuant to a judgment in favor of Appleton which was entered in March 2008, and subsequent settlement negotiations with the insurer, Appleton recorded $22.2 million of income, net of fees, in other current assets on the Company's condensed consolidated balance sheet as of March 30, 2008. Proceeds were received in April 2008.

Collective Bargaining Unit

    Appleton's collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW") for employees at the Roaring Spring facility covers approximately 368 employees and expired in November 2007. On April 8, 2008, Appleton declared an impasse with respect to the negotiation of a new contract and implemented its last best final offer effective April 14, 2008. The USW has filed a charge with the National Labor Relations Board alleging that the parties are not at impasse. The outcome of these collective bargaining proceedings cannot presently be determined. If Appleton is unable to resolve the matter, the Roaring Spring facility may be subject to work interruptions or stoppages that could materially impact Appleton's financial results.

Other

    From time to time, Appleton may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of its business. Although a comprehensive insurance program is maintained to provide a measure of financial protection against such matters, not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. The Company has successfully defended such claims, settling some for amounts which are not material to the business and obtaining dismissals in others. While the Company vigorously defends itself and expects to prevail in any similar cases that may be brought against Appleton in the future, there can be no assurance that the Company will be successful in its defense.

    Prices for lightweight thermal papers have been adversely affected by increased imports of low-priced products from China, Germany and Korea. In September 2007, Appleton filed antidumping petitions against imports of certain lightweight thermal paper from China, Germany and Korea and a countervailing duty petition against such imports from China. The U.S. International Trade Commission (“ITC”) ruled in November 2007, that there is a reasonable indication that the U.S. industry producing lightweight thermal paper products is being materially injured or threatened with material injury due to unfairly traded imports from China and Germany. The ITC further ruled that imports from Korea are negligible because they represent less than three percent of imports into the United States. As a result of this ruling, the U.S. Department of Commerce is investigating Appleton’s allegations that imports from China and Germany are being dumped in the United States market and that the Chinese government is subsidizing exports of lightweight thermal paper to the United States. The U.S. Department of Commerce issued its preliminary determination regarding the Chinese subsidy on March 10, 2008, finding margins that range from 0.57% to 59.5%. Interim duties will be imposed to offset the levels of subsidization found in the amount of these margins. On May 7, 2008, the U.S. Department of Commerce imposed preliminary antidumping duties in the amount of 133% against China and 6.5% against Germany. We expect a final determination on injury and duties in September or October 2008. These duties will not have a direct impact on Appleton's net income.

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Except as described above, assuming the Company’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, Appleton does not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a materially adverse effect on its financial position, results of operations or cash flows.

14.           EMPLOYEE STOCK OWNERSHIP PLAN

Appleton’s matching contributions charged to expense were $1.9 million and $2.2 million for the three months ended March 30, 2008 and April 1, 2007, respectively. The first quarter of 2008 matching contribution of $1.9 million will be made to the Company Stock Fund upon receipt of the corresponding employee deferrals to be received from the ESOP trustee at the end of second quarter 2008. During first quarter 2008, 1,460 shares of PDC redeemable common stock were repurchased at an aggregate price of approximately $49,000. Also during first quarter 2008, 9,881 shares of PDC redeemable common stock were issued as a result of an employee rollover.

Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of March 30, 2008. PDC accreted the redeemable common stock by $2.8 million for the three months ended March 30, 2008. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $371 million was determined. The redeemable common stock recorded book value as of March 30, 2008 was $185 million, which leaves a remaining unrecognized liability to be accreted of approximately $186 million.

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.           LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	March 30, 2008	December 29, 2007
Senior secured variable rate notes payable at LIBOR plus 1.75%, $563 due quarterly with $209,812 due June 5, 2014	$223,876	$224,438
Revolving line of credit at LIBOR plus 1.75%	10,000	-
	233,876	224,438
Less obligations due within one year	(2,813)	(2,813)
	231,063	221,625
Unsecured variable rate industrial development bonds, 2.7% average interest rate at March 30, 2008, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 15, 2017	9,105	9,105
Less obligations due within one year	(325)	(325)
	8,780	8,780

Senior notes payable at 8.125%, due June 15, 2011	150,050	150,050
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000

    During the first quarter of 2008, Appleton made a $0.6 million mandatory debt repayment, plus interest, on its senior credit facility. Also during the quarter, Appleton borrowed $29.3 million against its revolving line of credit. By the end of the quarter, $19.3 million was repaid, leaving an outstanding balance of $10.0 million.

    In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. On February 28, 2008, Appleton fixed the interest rate, at 5.40%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. The interest rate swaps are being accounted for as cash flow hedges. As of March 30, 2008, these swap contracts, or derivatives, were recorded at a combined $2.9 million liability based on fair value measurements using Level 2 inputs.

    In July 2007, Appleton entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). Proceeds of the Ohio Loans will be used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio. As of March 30, 2008, Appleton had only received the proceeds of the $9.1 million State Assistance Loan. To date, the Company has spent $3.3 million of these proceeds with the remaining $5.8 million recorded as restricted cash within long-term other assets as its use is restricted to funding capital additions. The Ohio State Assistance Loan provides for monthly principal payments and interest at 6% and, upon receipt of the funds, the State Loan provides for monthly principal payments and interest of 1% for the first two years and 3% thereafter.

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    At March 30, 2008, there was approximately $125.3 million of unused borrowing capacity under the $150 million revolving credit facility for working capital and other corporate purposes. Approximately $14.7 million of the revolving credit facility was used to support outstanding letters of credit. A commitment fee of 0.35% per annum is assessed on the unused borrowing capacity.

16.      SEGMENT INFORMATION

    The Company’s four reportable segments are as follows:  coated solutions, thermal papers, security papers and performance packaging. Management evaluates the performance of the segments based primarily on operating income. Items excluded from the determination of segment operating income are unallocated corporate charges, business development costs not associated with specific segments, interest income, interest expense, debt extinguishment expenses and foreign currency gains and losses.

    The Company does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	March 30, 2008	April 1, 2007
Net sales
Technical Papers
Coated solutions	$137,538	$139,752
Thermal papers	63,028	61,088
Security papers	8,664	7,787
	209,230	208,627

Performance packaging	27,000	23,723
Total	$236,230	$232,350

Operating income (loss)
Technical Papers
Coated solutions	$9,332	$15,604
Thermal papers	2,329	2,207
Security papers	768	866
	12,429	18,677

Performance packaging	1,463	280
Unallocated corporate charges and business development costs	(3,588)	(6,010)
Total	$10,304	$12,947

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Three	For the Three
	Months Ended	Months Ended
	March 30, 2008	April 1, 2007
Depreciation and amortization
Technical Papers
Coated solutions	$9,115	$10,238
Thermal papers	3,216	3,769
Security papers	761	701
	13,092	14,708

Performance packaging	1,687	1,681
Unallocated corporate charges	16	13
Total	$14,795	$16,402

No restructuring expense was recorded during first quarter 2008. During the first quarter of 2007, the Company recorded restructuring costs within its reportable segments as follows:  $0.1 million in coated solutions, $0.3 million in thermal papers, $0.2 million in performance packaging and $0.4 million in unallocated corporate charges. In addition, Appleton recorded $1.8 million in unallocated corporate charges for consulting fee expense associated with the income tax refund claims described in Note 3.

17.           GUARANTOR FINANCIAL INFORMATION

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

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of March 30, 2008 and December 29, 2007 and for the three months ended March 30, 2008 and April 1, 2007. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

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

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 30, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$10,230	$9,497	$2,314	$-	$22,041
Accounts receivable, net	-	100,072	11,280	5,982	-	117,334
Inventories	-	128,003	14,395	1,680	-	144,078
Other current assets	1,408	29,054	420	348	-	31,230
Assets of discontinued operations	-	-	26,091	-	-	26,091
Total current assets	1,408	267,359	61,683	10,324	-	340,774

Property, plant and equipment, net	-	376,245	29,213	28	-	405,486

Investment in subsidiaries	352,418	155,300	-	-	(507,718)	-
Other assets	164,643	77,726	71,242	49	-	313,660
Assets of discontinued operations	-	-	59,311	-	-	59,311
Total assets	$518,469	$876,630	$221,449	$10,401	$(507,718)	$1,119,231

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER
COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$-	$3,138	$-	$-	$-	$3,138
Accounts payable	-	85,382	1,870	178	-	87,430
Due to (from) parent and affiliated companies	394,116	(425,714)	35,273	(3,675)	-	-
Other accrued liabilities	-	73,950	1,139	1,381	-	76,470
Liabilities of discontinued operations	-	-	19,131	-	-	19,131
Total current liabilities	394,116	(263,244)	57,413	(2,116)	-	186,169

Long-term debt	-	548,543	-	-	-	548,543
Capital lease obligation	-	1,160	-	-	-	1,160
Other long-term liabilities	-	237,753	-	(37)	-	237,716
Liabilities of discontinued operations	-	-	21,290	-	-	21,290
Redeemable common stock, accumulated deficit and accumulated other comprehensive income	124,353	352,418	142,746	12,554	(507,718)	124,353

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive income	$518,469	$876,630	$221,449	$10,401	$(507,718)	$1,119,231

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 29, 2007
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$33,567	$9,247	$2,024	$-	$44,838
Accounts receivable, net	-	97,424	11,191	8,147	-	116,762
Inventories	-	108,721	13,092	2,265	-	124,078
Other current assets	3,800	7,565	447	398	-	12,210
Assets of discontinued operations	-	-	36,731	-	-	36,731
Total current assets	3,800	247,277	70,708	12,834	-	334,619

Property, plant and equipment, net	-	363,541	30,170	31	-	393,742

Investment in subsidiaries	331,128	155,533	-	-	(486,661)	-
Other assets	165,274	80,439	71,637	51	-	317,401
Assets of discontinued operations	-	-	57,646	-	-	57,646
Total assets	$500,202	$846,790	$230,161	$12,916	$(486,661)	$1,103,408

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER
COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$-	$3,138	$-	$-	$-	$3,138
Accounts payable	-	78,001	4,387	233	-	82,621
Due to (from) parent and affiliated companies	394,569	(431,078)	39,718	(3,209)	-	-
Other accrued liabilities	-	82,117	1,942	1,977	-	86,036
Liabilities of discontinued operations	-	-	21,685	-	-	21,685
Total current liabilities	394,569	(267,822)	67,732	(999)	-	193,480

Long-term debt	-	539,105	-	-	-	539,105
Capital lease obligation	-	1,311	-	-	-	1,311
Other long-term liabilities	-	243,068	-	61	-	243,129
Liabilities of discontinued operations	-	-	20,750	-	-	20,750
Redeemable common stock, accumulated deficit and accumulated other comprehensive income	105,633	331,128	141,679	13,854	(486,661)	105,633

Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive income	$500,202	$846,790	$230,161	$12,916	$(486,661)	$1,103,408

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 30, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$210,256	$27,005	$15,031	$(16,062)	$236,230
Cost of sales	-	160,803	21,880	15,525	(16,518)	181,690

Gross profit (loss)	-	49,453	5,125	(494)	456	54,540
Selling, general and administrative expenses	-	40,015	3,648	573	-	44,236

Operating income (loss)	-	9,438	1,477	(1,067)	456	10,304
Interest expense	2,853	11,074	-	-	(2,853)	11,074
Interest income	-	(4,145)	-	(20)	3,984	(181)
(Income) loss in equity investments	(24,253)	6	-	-	24,247	-
Litigation settlement, net	-	(22,233)	-	-	-	(22,233)
Other (income) expense	-	(253)	-	312	173	232
Income (loss) from continuing operations before income taxes	21,400	24,989	1,477	(1,359)	(25,095)	21,412
Provision for income taxes	-	20	17	-	-	37

Income (loss) from continuing operations	21,400	24,969	1,460	(1,359)	(25,095)	21,375
(Loss) income from discontinued operations, net of income taxes	-	(716)	(390)	-	1,131	25

Net income (loss)	$21,400	$24,253	$1,070	$(1,359)	$(23,964)	$21,400

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 1, 2007
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$207,428	$23,707	$15,560	$(14,345)	$232,350
Cost of sales	-	153,839	19,799	14,231	(14,322)	173,547

Gross profit	-	53,589	3,908	1,329	(23)	58,803
Selling, general and administrative expenses	-	40,516	3,746	563	71	44,896
Restructuring and other charges	-	960	-	-	-	960

Operating income	-	12,113	162	766	(94)	12,947
Interest expense	2,636	12,262	-	-	(2,636)	12,262
Interest income	-	(4,673)	-	(14)	3,564	(1,123)
(Income) loss in equity investments	(2,560)	1,946	-	-	614	-
Other income	-	(8)	-	(19)	2	(25)
(Loss) income from continuing operations before income taxes	(76)	2,586	162	799	(1,638)	1,833
Provision for income taxes	-	26	34	287	-	347

(Loss) income from continuing operations	(76)	2,560	128	512	(1,638)	1,486
Loss from discontinued operations, net of income taxes	-	-	(2,560)	-	998	(1,562)

Net (loss) income	$(76)	$2,560	$(2,432)	$512	$(640)	$(76)

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 30, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$21,400	$24,253	$1,070	$(1,359)	$(23,964)	$21,400
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	-	12,306	1,455	3	-	13,764
Other	-	(19,801)	264	312	-	(19,225)
Change in assets and liabilities, net	(21,228)	(27,285)	2,651	1,800	23,964	(20,098)

Net cash provided (used) by operating activities	172	(10,527)	5,440	756	-	(4,159)
Cash flows from investing activities:
Proceeds from sale of equipment	-	3	-	-	-	3
Additions to property, plant and equipment	-	(25,262)	(745)	-	-	(26,007)

Net cash used by investing activities	-	(25,259)	(745)	-	-	(26,004)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(562)	-	-	-	(562)
Payments relating to capital lease obligation	-	(183)	-	-	-	(183)
Proceeds from revolving line of credit	-	29,300	-	-	-	29,300
Payments of revolving line of credit	-	(19,300)	-	-	-	(19,300)
Due to parent and affiliated companies, net	(453)	5,364	(4,445)	(466)	-	-
Proceeds from issuance of redeemable common stock	330	-	-	-	-	330
Payments to redeem common stock	(49)	-	-	-	-	(49)
Decrease in cash overdraft	-	(1,916)	-	-	-	(1,916)

Net cash (used) provided by financing activities	(172)	12,703	(4,445)	(466)	-	7,620
Effect of foreign exchange rate changes on cash and cash equivalents	-	(254)	-	-	-	(254)
Change in cash and cash equivalents	-	(23,337)	250	290	-	(22,797)
Cash and cash equivalents at beginning of period	-	33,567	9,247	2,024	-	44,838
Cash and cash equivalents at end of period	$-	$10,230	$9,497	$2,314	$-	$22,041

Index

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 1, 2007
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(76)	$2,560	$(2,432)	$512	$(640)	$(76)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	-	14,849	3,209	2	-	18,060
Other	-	3,084	186	(19)	-	3,251
Change in assets and liabilities, net	204	(29,946)	4,697	2,423	640	(21,982)

Net cash provided (used) by operating activities	128	(9,453)	5,660	2,918	-	(747)
Cash flows from investing activities:
Proceeds from sale of equipment	-	3	-	-	-	3
Additions to property, plant and equipment	-	(5,093)	(2,213)	(13)	-	(7,319)

Net cash used by investing activities	-	(5,090)	(2,213)	(13)	-	(7,316)
Cash flows from financing activities:
Payments of long-term debt	-	(4,881)	-	-	-	(4,881)
Payments relating to capital lease obligation	-	(183)	-	-	-	(183)
Proceeds from revolving lines of credit	-	23,000	-	-	-	23,000
Payments of revolving lines of credit	-	(23,000)	(186)	-	-	(23,186)
Due to parent and affiliated companies, net	(54)	7,067	(3,166)	(3,847)	-	-
Payments to redeem common stock	(74)	-	-	-	-	(74)
Increase in cash overdraft	-	1,885	-	-	-	1,885

Net cash (used) provided by financing activities	(128)	3,888	(3,352)	(3,847)	-	(3,439)

Effect of foreign exchange rate changes on cash and cash equivalents	-	(4)	-	-	-	(4)
Change in cash and cash equivalents	-	(10,659)	95	(942)	-	(11,506)
Cash and cash equivalents at beginning of period	-	17,249	817	1,909	-	19,975
Cash and cash equivalents at end of period	$-	$6,590	$912	$967	$-	$8,469

Index

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended March 30, 2008. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Reference should also be made to the Annual Report on Form 10-K for the year ended December 29, 2007, the consolidated financial statements and related notes included therein.

Financial Highlights

Net sales for the first quarter of 2008 totaled $236.2 million, compared to $232.4 million for first quarter 2007. The year over year increase in net sales for the quarter includes a 2.4% increase due to price improvement, a 0.5% increase due to improved mix and a 1.3% decrease due to lower volumes. As described more completely below, the Thermal Papers, Security Papers and Performance Packaging segments reported increased net sales, which offset a decrease in net sales reported by the Coated Solutions segment.

Appleton reported net income of $21.4 million for first quarter 2008 compared to a $0.1 million net loss in first quarter 2007. Net income for first quarter 2008 includes a $22.2 million net gain from a litigation settlement and the prior year quarter included a $1.6 million loss from discontinued operations. Operating income in the current period was negatively impacted by higher raw material and transportation costs which offset price improvements and manufacturing efficiencies. The prior period also included a $1.8 million consulting fee expense and $1.0 million of interest income associated with income tax refunds.

Comparison of Results of Operations for the Quarters Ended March 30, 2008 and April 1, 2007
	For the Quarter Ended
	March 30,	April 1,	%
	2008	2007	Chg
	(dollars in millions)

Net sales	$236.2	$232.4	1.6%
Cost of sales	181.7	173.6	4.7%

Gross profit	54.5	58.8	-7.3%

Selling, general and administrative expenses	44.2	44.9	-1.6%
Restructuring and other charges	-	1.0	-100.0%

Operating income	10.3	12.9	-20.2%

Interest expense, net	10.9	11.1	-1.8%
Other non-operating income, net	(22.0)	-	nm

Income from continuing operations before income taxes	21.4	1.8	nm
Provision for income taxes	-	0.3	-100.0%

Income from continuing operations	21.4	1.5	nm

Income (loss) from discontinued operations, net of income taxes	-	(1.6)	100.0%

Net income (loss)	$21.4	$(0.1)	nm

Comparison as a % of net sales
Cost of sales	76.9%	74.7%	2.2%
Gross margin	23.1%	25.3%	-2.2%
Selling, general and administrative expenses	18.7%	19.3%	-0.6%
Operating margin	4.4%	5.6%	-1.2%
Income from continuing operations before income taxes	9.1%	0.8%	8.3%
Income from continuing operations	9.1%	0.6%	8.5%
Income (loss) from discontinued operations, net of income taxes	-	-0.7%	0.7%
Net income (loss)	9.1%	-	9.1%

Index

Net sales for first quarter 2008 were $236.2 million, an increase of $3.8 million, or 1.6%, compared to the prior year period. Net sales for first quarter 2008 increased relative to the prior year quarter as improved pricing and net favorable mix changes offset lower shipment volumes.

Operating income in first quarter 2008 declined 20.2% to $10.3 million. Operating margins were adversely affected by reduced gross margins which offset lower selling, general and administrative expenses and restructuring and other charges. Gross margins were unfavorably impacted by higher raw material and energy costs which offset the effects of price improvement, favorable mix and manufacturing gains. Selling, general and administrative expenses were lower as a result of a $1.8 million consulting fee expense recorded in the prior year period. Within selling, general and administrative costs, distribution costs were 5.7% higher compared to the year earlier period. Appleton had no restructuring and other charges in first quarter 2008, while the year earlier period included restructuring charges of $1.0 million for U.S. employee termination benefits.

In first quarter 2008, income from continuing operations increased $19.9 million as the decrease in operating income was offset by an increase in other non-operating income. Other non-operating income increased, compared to the prior year period, because Appleton recorded a $22.2 million litigation settlement gain, net of fees, as the result of prevailing in a lawsuit to recover previously incurred costs from an insurance carrier.

In first quarter 2008, Appleton recorded break even results from discontinued operations compared to a $1.6 million loss from discontinued operations in the year earlier period.

Business Segment Discussion

Technical Papers

•
Coated solutions segment net sales totaled $137.5 million for first quarter of 2008, a decrease of $2.2 million, or 1.6%, from prior year levels. Overall, carbonless shipment volumes in first quarter 2008 were lower than first quarter 2007. The volume shortfall and unfavorable mix offset gains from improved pricing over first quarter 2007. Coated solutions segment first quarter 2008 operating income decreased $6.3 million compared to first quarter 2007. Operating margins in 2008 were adversely affected by lower shipment volumes, unfavorable mix and higher raw material and distribution costs which offset improved pricing and manufacturing gains compared to the prior year period.

•
Thermal papers segment net sales during first quarter 2008 were $63.0 million, an increase of $1.9 million, or 3.2%, from the prior year period. The segment benefited from increased shipment volumes, improved prices and favorable mix compared to the year earlier period. Thermal papers segment first quarter 2008 operating income increased by $0.1 million compared to first quarter 2007 as a result of improved volume, pricing and mix, as well as manufacturing gains, offsetting higher raw material and distribution costs as compared to first quarter 2007.

•
Security papers segment net sales were $8.7 million in first quarter 2008, an increase of $0.9 million, or 11.3%, from first quarter 2007. The increase was due to increased shipment volumes and improved pricing. Security papers segment first quarter 2008 operating income decreased by $0.1 million for first quarter 2008, compared to first quarter 2007, due to higher raw material and distribution costs which offset manufacturing gains, increased shipment volumes and improved pricing.

Performance Packaging

•
Performance packaging segment net sales totaled $27.0 million in first quarter 2008, an increase of $3.3 million, or 13.8%, from first quarter 2007. The segment benefited from improved pricing and favorable mix during the current quarter as compared to the prior year period. Performance packaging segment first quarter 2008 operating income increased $1.2 million from first quarter 2007. The improved operating results reflect improved pricing, favorable mix and manufacturing gains in first quarter 2008 as compared to the year earlier period.

Unallocated Corporate Charges and Business Development Costs

•
Unallocated corporate charges and business development costs decreased $2.4 million in first quarter 2008 compared to first quarter 2007. The 2007 quarter included $1.8 million of consulting fee expense.

Index

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its credit facility. Appleton expects that cash on hand, internally generated cash flow and available credit from its credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). Appleton currently has approximately $125.3 million of unused borrowing capacity under its revolving credit facility. As of March 30, 2008, the Company was in compliance with all of its debt covenants.

Cash Flows from Operating Activities. Net cash used by operating activities for the first quarter of 2008 was $4.2 million compared to net cash used by operating activities of $0.7 million for first quarter 2007. Net income, adjusted for non-cash charges and gains, provided $15.9 million in operating cash for the period. Non-cash charges included $14.3 million in depreciation and amortization and $1.9 million in non-cash employer matching contributions to the KSOP during first quarter 2008. Non-cash gains included $22.2 million related to the litigation settlement. Uses of cash included a $16.2 million unfavorable change in working capital, pension contributions of $1.7 million and a $0.2 million decrease in the restructuring reserves.

Major components of the $16.2 million increase in working capital in first quarter 2008 were a $22.6 million increase in inventories and a $7.3 million reduction in accounts payable and other accrued liabilities, which offset a $12.9 million primarily seasonal decrease in accounts receivable. Inventories increased during first quarter 2008 in anticipation of planned reduced mill output during completion of the expansion project at Appleton’s paper mill in West Carrollton, Ohio.

Cash Flows from Investing Activities. Net cash used by investing activities in first quarter 2008 totaled $26.0 million versus $7.3 million in first quarter 2007. The increased 2008 spending is for the expansion project underway at the West Carrollton, Ohio paper mill. Appleton expects construction spending on the expansion project will extend into the second half of 2008. The expansion project is being funded through cash flows from operations, special financing provided by the State of Ohio and borrowings under Appleton’s senior secured credit facility.

Cash Flows from Financing Activities. Net cash provided by financing activities was $7.6 million for first quarter 2008, while $3.4 million was used in the comparable 2007 period. During first quarter 2008, Appleton borrowed a net $10.0 million more on its revolving credit facility than it paid. In 2007, Appleton made payments against its term loans totaling $4.9 million, of which $4.4 million represented mandatory prepayments and $0.5 million represented scheduled principal repayments. In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. On February 28, 2008, Appleton fixed the interest rate, at 5.40% on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As of March 30, 2008, these swap contracts, or derivatives, were recorded at a combined $2.9 million liability based on fair value measurements using Level 2 inputs.

Cash overdrafts decreased $1.9 million during first quarter 2008. Cash overdrafts represent checks issued (thereby eliminating the corresponding accounts payable) but not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

Collective Bargaining Unit

Appleton’s collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”) for employees at the Roaring Spring facility covers approximately 368 employees and expired in November 2007. On April 8, 2008, Appleton declared an impasse with respect to the negotiation of a new contract and implemented its last best final offer effective April 14, 2008. The USW has filed a charge with the National Labor Relations Board alleging that the parties are not at impasse. The outcome of these collective bargaining proceedings cannot presently be determined. If Appleton is unable to resolve the matter, the Roaring Spring facility may be subject to work interruptions or stoppages that could materially impact Appleton’s financial results.

Index

New Accounting Pronouncements

    In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements.”  SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 with respect to financial assets and liabilities in the first quarter of 2008 did not have a significant effect on the Company’s financial statements. The Company is currently evaluating the impact, if any, of SFAS 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

    For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K for the year ended December 29, 2007. There have been no other material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Item 4—Controls and Procedures

Internal Controls Over Financial Reporting

    There were no changes in the internal control over financial reporting of Appleton or PDC during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Disclosure Controls and Procedures

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

Index

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 29, 2007.

Certain of our employees are covered by collective bargaining agreements and labor disputes may disrupt our operations.

Appleton’s collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”) for employees at the Roaring Spring facility covers approximately 368 employees and expired in November 2007. On April 8, 2008, Appleton declared an impasse with respect to the negotiation of a new contract and implemented its last best final offer effective April 14, 2008. The USW has filed a charge with the National Labor Relations Board alleging that the parties are not at impasse. The outcome of these collective bargaining proceedings cannot presently be determined. If Appleton is unable to resolve the matter, the Roaring Spring facility may be subject to work interruptions or stoppages that could materially impact Appleton’s financial results.

We have competitors in our various markets and we may not be able to maintain prices and margins for our products.

 We face strong competition in all of our business segments. Our competitors vary in size and the breadth of their product offerings and some of our competitors have significantly greater financial, technical and marketing resources than we do. Regardless of the continuing quality of our primary products, we may be unable to maintain our prices or margins due to:

•	declining overall carbonless market size;

•	accelerating decline in carbonless sheet sales;

•	variations in demand for, or pricing of, carbonless products;

•	increasing manufacturing costs;

•	increasing competition in international markets or from domestic or foreign producers; or

•	declining general economic conditions.

Our inability to compete effectively or to maintain our prices and margins could have a material adverse effect on our earnings and cash flow.

Our North American market is highly competitive. We compete based on a number of factors, including price, product availability, quality and customer service. Additionally, we compete with domestic production and imports from Europe and Asia. We believe that competitors in China, Germany and Korea are illegally dumping lightweight thermal paper into the United States and that competitors in China are being subsidized by the Chinese Government. The U.S. Department of Commerce issued its preliminary determination regarding the Chinese subsidy on March 10, 2008, finding margins that range from 0.57% to 59.5%. Interim duties will be imposed to offset the levels of subsidization found in the amount of these margins. On May 7, 2008, the U.S. Department of Commerce imposed preliminary antidumping duties in the amount of 133% against China and 6.5% against Germany. We expect a final determination on injury and duties in September or October 2008. No assurances can be given that such illegal dumping and subsidization will not continue or that the U.S. Department of Commerce will take final actions to offset unfair prices or restore fair competition in the U.S. market. As a result, our prices for lightweight thermal paper may continue to be adversely affected and could result in a material adverse impact on our earnings and cash flow in the future.

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, working capital needs and sources of liquidity.

Forward-looking statements are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based in part on currently available information and in part on management’s estimates and projections of future events and conditions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, introduction of new product offerings, expected pricing levels, timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to the Risk Factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.

We believe our forward-looking statements are based on reasonable assumptions; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC. (Registrant)

Date: May 12, 2008	/s/ Thomas J. Ferree
Thomas J. Ferree
Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: May 12, 2008	/s/ Thomas J. Ferree
Thomas J. Ferree
Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)