Form 10-Q
period 2008-06-29
PAPERWEIGHT DEVELOPMENT CORP; APPLETON PAPERS INC/WI
filed 2008-08-11
CIK 1166365, 1144326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2008

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file numbers: 333-82084-01
                                          333-82084

PAPERWEIGHT DEVELOPMENT CORP.	APPLETON PAPERS INC.
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

39-2014992	36-2556469
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

825 East Wisconsin Avenue, P.O. Box 359, Appleton, Wisconsin	54912-0359
(Address of Principal Executive Offices)	(Zip Code)

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
Large accelerated filer                                                                                             Accelerated filer  
Non-accelerated filer  ☒ (do not check if a smaller reporting company)              Smaller reporting company  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☒

As of August 1, 2008, 10,794,073 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of August 1, 2008, 100 shares of Appleton Papers Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appleton Papers Inc. No shares of Paperweight Development Corp. or Appleton Papers Inc. were held by non-affiliates.

Appleton Papers Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)	3

	a) Condensed Consolidated Balance Sheets	3

	b) Condensed Consolidated Statements of Operations	4

	c) Condensed Consolidated Statements of Cash Flows	5

	d) Consolidated Statements of Redeemable Common Stock, Accumulated Deficit, Accumulated Other Comprehensive Income (Loss) and Comprehensive (Loss) Income	6

	e) Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4	Controls and Procedures	37

PART II	OTHER INFORMATION

Item 1A	Risk Factors	38

Item 6	Exhibits	39

Signatures		40

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	June 29,	December 29,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$16,624	$44,838
Accounts receivable, less allowance for
doubtful accounts of $1,592 and $1,480, respectively	124,106	116,762
Inventories	141,236	124,078
Other current assets	22,903	12,210
Assets of discontinued operations	30,672	36,731
Total current assets	335,541	334,619

Property, plant and equipment, net of accumulated depreciation of
$379,800 and $353,975, respectively	429,757	393,742
Goodwill	50,246	50,246
Intangible assets, net	74,874	77,340
Environmental indemnification receivable	149,704	165,198
Other assets	25,202	24,617
Assets of discontinued operations	17,633	57,646

Total assets	$1,082,957	$1,103,408

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$3,538	$3,138
Accounts payable	81,797	82,621
Accrued interest	4,018	4,688
Other accrued liabilities	80,386	81,348
Liabilities of discontinued operations	20,710	21,685
Total current liabilities	190,449	193,480

Long-term debt	578,767	539,105
Postretirement benefits other than pension	46,722	47,436
Accrued pension	13,538	16,857
Environmental liability	149,704	173,353
Other long-term liabilities	5,168	6,794
Liabilities of discontinued operations	22,151	20,750
Commitments and contingencies (Note 13)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000
shares issued and outstanding: 10,795,448 and 11,116,751, respectively	170,079	182,040
Accumulated deficit	(100,017)	(80,086)
Accumulated other comprehensive income	6,396	3,679

Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$1,082,957	$1,103,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net sales	$249,779	$242,765	$486,009	$475,115

Cost of sales	199,159	188,630	380,849	362,177

Gross profit	50,620	54,135	105,160	112,938

Selling, general and administrative expenses	40,182	42,350	84,418	87,246
Restructuring and other charges	-	234	-	1,194

Operating income	10,438	11,551	20,742	24,498

Other expense (income)
Interest expense	10,212	12,175	21,286	24,437
Debt extinguishment expenses	-	1,053	-	1,053
Interest income	(56)	(253)	(237)	(1,376)
Litigation settlement, net (Note 13)	(41)	-	(22,274)	-
Foreign exchange (gain) loss	(6)	(649)	226	(674)

Income (loss) from continuing operations before income taxes	329	(775)	21,741	1,058

Provision for income taxes	55	124	92	471

Income (loss) from continuing operations	274	(899)	21,649	587

Discontinued operations
Loss from discontinued operations, net of income taxes	(42,950)	(848)	(42,925)	(2,410)

Net loss	$(42,676)	$(1,747)	$(21,276)	$(1,823)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands)

	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net loss	$(21,276)	$(1,823)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	27,100	31,943
Amortization of intangible assets	2,466	4,033
Impairment of discontinued operations goodwill and long-lived assets	40,134	-
Amortization of financing fees	1,160	1,286
Employer 401(k) noncash matching contributions	3,082	3,602
Foreign exchange loss (gain)	426	(587)
Loss on disposals of equipment	844	809
Accretion of capital lease obligation	61	81
Debt extinguishment expenses	-	266
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	2,875	9,148
Inventories	(21,676)	(3,021)
Other current assets	216	377
Accounts payable and other accrued liabilities	(18,000)	(19,435)
Accrued pension	(2,654)	(3,778)
Other, net	(11,576)	536

Net cash provided by operating activities	3,182	23,437

Cash flows from investing activities:
Proceeds from sale of equipment	4	4
Additions to property, plant and equipment	(50,728)	(16,797)

Net cash used by investing activities	(50,724)	(16,793)

Cash flows from financing activities:
Payments of senior secured notes payable	(1,125)	(195,533)
Proceeds from senior secured notes payable	-	225,000
Debt acquisition costs	-	(1,869)
Payments relating to capital lease obligation	(366)	(366)
Proceeds from revolving lines of credit	178,958	69,948
Payments of revolving lines of credit	(137,771)	(67,736)
Proceeds from issuance of redeemable common stock	3,721	4,355
Payments to redeem common stock	(17,429)	(18,259)
Decrease in cash overdraft	(6,819)	(6,250)

Net cash provided by financing activities	19,169	9,290

Effect of foreign exchange rate changes on cash and cash equivalents	159	(169)
Change in cash and cash equivalents	(28,214)	15,765
Cash and cash equivalents at beginning of period	44,838	19,975

Cash and cash equivalents at end of period	$16,624	$35,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT, ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND COMPREHENSIVE (LOSS) INCOME
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive	Comprehensive
	Outstanding	Amount	Deficit	Income (Loss)	(Loss) Income
Balance, December 29, 2007	11,116,751	$182,040	$(80,086)	$3,679

Comprehensive loss:
Net loss	-	-	(21,276)	-	$(21,276)
SFAS 158 pension liability adjustment	-	-	-	27	27
Foreign currency translation adjustment	-	-	-	(41)	(41)
Realized and unrealized gain on derivatives	-	-	-	2,731	2,731
Total comprehensive loss					$(18,559)
Issuance of redeemable common stock	253,936	6,813	-	-
Redemption of redeemable common stock	(575,239)	(17,429)	-	-
Accretion of redeemable common stock	-	(1,345)	1,345	-

Balance, June 29, 2008	10,795,448	$170,079	$(100,017)	$6,396

Balance, December 30, 2006	11,550,231	$190,466	$(67,885)	$(5,010)

Comprehensive loss:
Net loss	-	-	(1,823)	-	$(1,823)
Foreign currency translation adjustment	-	-	-	1,222	1,222
Realized and unrealized loss on derivatives	-	-	-	(570)	(570)
Total comprehensive loss					$(1,171)
Issuance of redeemable common stock	241,924	7,957	-	-
Redemption of redeemable common stock	(552,336)	(18,259)	-	-
Accretion of redeemable common stock	-	4,326	(4,326)	-

Balance, July 1, 2007	11,239,819	$184,490	$(74,034)	$(4,358)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and six months ended June 29, 2008 and July 1, 2007, the cash flows for the six months ended June 29, 2008 and July 1, 2007 and financial position at June 29, 2008 have been made. All adjustments made were of a normal recurring nature.

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

2.           DISCONTINUED OPERATIONS AND SUBSEQUENT EVENT

Late in 2007, Appleton committed to a formal plan to sell Bemrose Group Limited (“Bemrose”), its secure and specialized print services business based in Derby, England. Bemrose is a leading U.K. provider of mission critical security and specialized print services. At the time of its acquisition in December 2003, Bemrose was expected to provide Appleton with a new product entry in the U.K. security print market, with opportunities to expand into the U.S. market. After conducting a strategic review in the fourth quarter of 2007, Appleton decided to focus its attention on core businesses and expand its leadership positions in those markets. The operating results of this business for the three and six months ended June 29, 2008 and July 1, 2007 have been reclassified and are now reported separately as discontinued operations.

The following table presents the net sales and loss before income taxes with respect to Bemrose (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net sales	$24,342	$22,514	$47,153	$45,421

Operating loss	$(1,784)	$(1,684)	$(2,791)	$(4,342)
Impairment charge	(41,166)	-	(40,134)	-
Loss before income taxes	$(42,950)	$(1,684)	$(42,925)	$(4,342)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On August 1, 2008 Appleton completed the sale of Bemrose Group Limited. In anticipation of the sale transaction, the Company recorded impairment charges aggregating $41.2 million related to goodwill and other long-lived assets in the three-month period ended June 29, 2008. These charges arose in the second quarter due to a decline in the value of the business arising primarily as the result of deteriorating economic conditions and tougher markets for Bemrose products, as well as increased funding requirements of the Bemrose pension plan arising from negotiations with the plan trustees.

In addition, Appleton reclassified the assets and liabilities of Bemrose as discontinued operations in the accompanying balance sheets, the major classes of which are detailed in the following table (dollars in thousands):

	June 29, 2008	December 29, 2007
Current assets, excluding cash	$30,672	$36,731
Property, plant and equipment, net	15,394	28,921
Other long-term assets	2,239	28,725
Current liabilities	(20,710)	(21,685)
Other long-term liabilities	(22,151)	(20,750)
Net assets of discontinued operations	$5,444	$51,942

Bemrose was previously reported as a separate reportable segment.

3.           GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are not amortized; however, they must be tested for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. Amortization is recorded for intangible assets with determinable lives. The carrying amount of goodwill as of June 29, 2008 and December 29, 2007 was $50.2 million and was assigned entirely to the performance packaging segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s other intangible assets consist of the following (dollars in thousands):

	As of June 29, 2008		As of December 29, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Trademarks	$49,255	$17,816	$49,255	$16,652
Patents	30,979	30,537	30,979	29,920
Customer relationships	26,024	5,912	26,024	5,261
Non-compete agreements	932	916	932	882
Subtotal	107,190	$55,181	107,190	$52,715
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$130,055		$130,055

 Of the $130.1 million of acquired intangible assets, $72.1 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless paper and $4.6 million related to the Company’s 2003 and 2005 acquisitions are being amortized over their estimated useful lives of 20 years, while the remaining $22.9 million of trademarks are considered to have indefinite lives and are not subject to amortization. The remaining acquired intangible assets are being amortized over their estimated useful lives ranging from 3 to 25 years for patents and customer relationships and 1 to 5 years for non-compete agreements. Amortization expense for the three and six months ended June 29, 2008 approximated $1.1 million and $2.5 million, respectively. Amortization expense for the three and six months ended July 1, 2007 approximated $1.6 million and $3.6 million, respectively.

During first quarter 2007, Appleton received formal notice from the Internal Revenue Service that it agreed to settle Appleton’s refund claims filed for tax years 1999 and 2000. The total amount of the refund was $6.3 million, of which, $5.2 million was a refund of income tax paid and $1.1 million was interest. As this refund related to tax periods prior to the November 9, 2001 acquisition date, the $5.2 million was recorded as a reduction in purchase price via a decrease to long-lived intangible assets. Of the $1.1 million of interest, approximately $1.0 million pertained to the accrual of interest subsequent to the acquisition date and, as such, was included in first quarter 2007 interest income. The remaining $0.1 million of interest earned was related to tax periods prior to the acquisition date and was also recorded as a reduction in purchase price via a decrease to long-lived intangible assets. This refund was received by Appleton in early April 2007. During second quarter 2007, Appleton filed claims for the corresponding state income tax refunds. The total amount of these refund claims was $0.4 million, of which, $0.3 million was a refund of state income tax paid and $0.1 million was interest. As this refund also related to tax periods prior to the acquisition date, $0.3 million of tax and interest was recorded as a reduction in purchase price via a decrease to long-lived intangible assets. The remaining $0.1 million of interest pertained to the accrual of interest subsequent to the acquisition date and was included in second quarter 2007 interest income.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.           RESTRUCTURING AND OTHER CHARGES

In order to position itself for long-term growth, the Company reduced salaried employment in the U.S. during the years 2005-2007, resulting in the recording of restructuring expense for employee termination benefits. In 1999, the Company committed to exiting its New York distribution center in 2001 because it was no longer needed and recorded $6.0 million of related restructuring and other charges expected to be incurred until the long-term lease expired in July 2007. During 2005-2007, $1.9 million of additional restructuring expense was recorded for lease payments and repairs to be made to the facility in accordance with the expiration terms of the lease agreement. No restructuring expense was recorded during the first half of 2008. During 2007, $0.2 million and $1.2 million was recorded as restructuring expense for the three and six months ended July 1, 2007, respectively.

5.           INVENTORIES

           Inventories consist of the following (dollars in thousands):

	June 29, 2008	December 29, 2007
Finished goods	$78,244	$67,596
Raw materials, work in process and supplies	72,725	66,575
	150,969	134,171
Inventory reserve	(3,376)	(3,736)
	147,593	130,435
LIFO reserve	(6,357)	(6,357)
	$141,236	$124,078

Stores and spare parts inventory balances of $21.7 million and $22.0 million at June 29, 2008 and December 29, 2007, respectively, are valued at average cost and included in raw materials, work in process and supplies. Inventories valued using the FIFO method approximated 15% of the Company’s total inventory balance at June 29, 2008 and 12% of the Company’s total inventory balance at December 29, 2007.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	June 29, 2008	December 29, 2007
Land and improvements	$9,772	$9,603
Buildings and improvements	96,174	95,421
Machinery and equipment	563,857	560,323
Software	33,896	33,779
Capital lease	4,764	4,764
Construction in progress	101,094	43,827
	809,557	747,717
Accumulated depreciation/amortization	(379,800)	(353,975)
	$429,757	$393,742

Depreciation expense for the three and six months ended June 29, 2008 and July 1, 2007 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
Depreciation Expense	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Cost of sales	$11,752	$12,663	$23,304	$25,063
Selling, general and
administrative expenses	1,920	2,003	3,796	3,988
	$13,672	$14,666	$27,100	$29,051

7.        OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	June 29, 2008	December 29, 2007
Deferred debt issuance costs	$12,740	$13,900
Restricted cash for mill expansion	5,627	7,369
Other	6,835	3,348
	$25,202	$24,617

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.        OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the condensed consolidated balance sheet, consist of the following (dollars in thousands):

	June 29, 2008	December 29, 2007
Payroll and bonus	$13,951	$19,596
Trade discounts	17,806	22,044
Workers’ compensation	3,454	4,306
Accrued insurance	2,557	2,087
Other accrued taxes	2,020	2,299
Postretirement benefits other than pension	3,283	3,283
Fox River liabilities	29,955	20,645
Other	7,360	7,088
	$80,386	$81,348

9.        NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2008. PDC is currently evaluating the impact, if any, on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 with respect to financial assets and liabilities, in the first quarter of 2008, did not have a significant effect on the Company’s financial statements. The Company is currently evaluating the impact, if any, of SFAS 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

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

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Pension Benefits	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net periodic benefit cost
Service cost	$1,539	$1,910	$3,077	$3,820
Interest cost	4,488	4,231	8,976	8,463
Expected return on plan assets	(5,186)	(4,716)	(10,372)	(9,432)
Amortization of
Prior service cost	48	57	96	113
Actuarial loss	--	471	--	943
Net periodic benefit cost	$889	$1,953	$1,777	$3,907

Effective January 1, 2008, Appleton amended the Appleton Papers Inc. Retirement Plan (the “Plan”) to provide that no previously eligible non-bargaining unit individuals hired or re-hired on or after January 1, 2008 shall be eligible to participate in the Plan. Also, plan benefits accrued under the Plan were frozen as of April 1, 2008, with respect to Plan participants who elected to participate in a “Mandatory Profit Sharing Contribution” under the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan (the “KSOP”) or January 1, 2015, in the case of any other affected non-bargaining unit Plan participants. These changes resulted in curtailment expense of $0.4 million in fiscal 2007 and a reduction in the pension benefit obligation of $9.8 million.

Appleton expects to contribute approximately $10 million to its U.S. pension plan in fiscal 2008 for plan year 2007. During the first half of 2008, Appleton contributed $5.0 million to its pension plan for plan year 2007. Another $1.8 million, for plan year 2007, was contributed to the pension plan after the close of second quarter 2008.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.           POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

Appleton has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents. The components of other postretirement benefit cost include the following (dollars in thousands):

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Other Postretirement Benefits	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net periodic benefit cost
Service cost	$233	$209	$465	$417
Interest cost	770	647	1,540	1,295
Amortization of
Prior service cost	(539)	(539)	(1,078)	(1,078)
Actuarial loss	1	--	2	--
Net periodic benefit cost	$465	$317	$929	$634

12.           SHARE-BASED COMPENSATION

In December 2001, Appleton adopted the Appleton Papers Inc. Long-Term Incentive Plan. In July 2002, Appleton adopted the Appleton Papers Canada Ltd. Share Appreciation Rights Plan. These plans provide officers and key employees the opportunity to earn phantom stock units, the value of which is related to the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) prior to the grant date or the exercise date, as applicable. As of January 1, 2008, 365,000 new phantom stock units were issued under the Appleton Papers Inc. Long-Term Incentive Plan at a share price of $33.41. As a result of a decline in share price, the Company recorded reductions to compensation expense of $2.8 million and $2.7 million within selling, general and administrative expenses for the three and six months ended June 29, 2008, respectively. The Company also recorded reductions to compensation expense of $0.5 million and $0.2 million for the three and six months ended July 1, 2007, respectively.

In addition, as of January 1, 2008, 3,143 new share units were issued to the non-employee directors pursuant to agreements containing terms and conditions substantially similar to the Long-Term Incentive Plan.

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

Appleton and NCR filed a lawsuit in January 2008 in federal court against P.H. Glatfelter Company, Menasha Corporation and George A. Whiting Paper Company in an effort to require other PRPs to contribute to the cost of cleaning up PCB contamination sediment in the Fox River. During the second quarter 2008, the lawsuit was amended to name additional defendants, including certain municipalities.

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

Accordingly, Appleton has recorded a reserve for its potential liability for the Lower Fox River. At December 29, 2007 this reserve approximated $194.0 million. During the first six months of 2008, $14.3 million of payments were made against this reserve resulting in a remaining reserve of $179.7 million as of June 29, 2008, of which $30.0 million is recorded in other accrued liabilities and $149.7 million is recorded as a long-term environmental liability.

The following assumptions were used in evaluating Appleton’s potential Lower Fox River liability and establishing a remediation reserve:

●	total remediation costs of $600 million, based on the most recent bids received with a range from $594 million to $900 million;

●
the FWS preliminary estimate that discharges from the Appleton plant and the Combined Locks mill represent 36% to 52% of the total PCBs discharged by the PRPs, which is substantially greater than Appleton’s estimate;

●	costs to settle NRD claims against Appleton and NCR, estimated at $20 million or less, based on the IGP’s settlement of other NRD claims;

●	Appleton’s responsibility for over half of the claims asserted against Appleton and NCR, based on our interim settlement agreement with NCR and the arbitration determination; and

●	$38 million in fees and expenses through 2010.

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

Arjo Wiggins Appleton Limited (“AWA”) Indemnification.  PDC and Appleton entered into two indemnification agreements in conjunction with the 2001 acquisition, under which AWA agreed to indemnify PDC and PDC agreed to indemnify Appleton for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the indemnification agreements as the Fox River Liabilities.

Under the indemnification agreements, Appleton is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. Appleton is responsible for the $25 million of liabilities between $75 million and $100 million. Pursuant to these agreements, AWA has paid $75.0 million in connection with Fox River Liabilities incurred through June 29, 2008.

In March 2008, Appleton received favorable jury verdicts in a federal court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. The jury determined:  (1) there is insurance coverage for Appleton’s liability relating to the Fox River and (2) Appleton did not provide late notice to the insurers and did not make misrepresentations on its applications for insurance. Appleton anticipates the insurers may file an appeal. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation.

At June 29, 2008, the total indemnification receivable from AWA was $164.6 million, of which $14.9 million is recorded in other current assets and $149.7 million is recorded as an environmental indemnification receivable.

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

Litigation Settlement

In 1996, after being named as a defendant in a lawsuit, Appleton notified its insurance carriers of a coverage claim under policies in effect at the time. The lawsuit ultimately was resolved and Appleton recovered expenses from three of four insurers. The fourth insurer disputed coverage for its share of previously incurred costs. As a result, Appleton filed a lawsuit against the insurer. In 2007, a Wisconsin state appellate court issued an order estopping the insurer from denying its obligation to cover Appleton. Pursuant to a judgment in favor of Appleton which was entered in March 2008, and subsequent settlement negotiations with the insurer, Appleton recorded $22.3 million of income, net of fees. These proceeds were received in April 2008.

Collective Bargaining Unit

Appleton's collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("USW") for employees at the Roaring Spring facility covers 367 employees and expired in November 2007. On April 8, 2008, Appleton declared an impasse with respect to the negotiation of a new contract and implemented its best and final offer effective April 14, 2008. On August 8, 2008, the employees ratified a four-year labor agreement.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Anti-dumping

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

Except as described above, assuming the Company’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, Appleton does not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a materially adverse effect on its financial position.

14.           EMPLOYEE STOCK OWNERSHIP PLAN

Appleton’s matching contributions charged to expense was $1.2 million and $1.4 million for the three months ended June 29, 2008 and July 1, 2007, respectively. Appleton’s matching contributions charged to expense was $3.1 million and $3.6 million for the six months ended June 29, 2008 and July 1, 2007, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 575,239 shares of PDC redeemable common stock were repurchased during the first six months of 2008 at an aggregate price of approximately $17.4 million. During the same period, the ESOP trustee purchased 137,861 shares of PDC redeemable common stock for an aggregate price of $3.7 million from pre-tax deferrals, rollovers and loan payments made by employees, while Appleton’s matching contribution for this same period resulted in an additional 116,075 shares of redeemable common stock being issued. During the first six months of 2007, the ESOP trustee purchased PDC redeemable common stock for an aggregate price of $4.4 million, also from pre-tax deferrals, rollovers and loan payments made by employees.

Redeemable common stock is being accreted up to the earliest redemption date based upon the estimated fair market value of the redeemable common stock as of June 29, 2008. Due to a reduction in the share price, redeemable common stock accretion was reduced by $1.3 million for the six months ended June 29, 2008. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $288 million was determined. The redeemable common stock recorded book value as of June 29, 2008 was $170 million, which leaves a remaining unrecognized liability to be accreted of approximately $118 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.           LONG-TERM OBLIGATIONS

Long-term obligations, excluding the capital lease obligation, consist of the following (dollars in thousands):

	June 29, 2008	December 29, 2007
Senior secured variable rate notes payable at LIBOR plus 1.75%,
$563 due quarterly with $209,812 due June 5, 2014	$223,313	$224,438
Revolving line of credit at LIBOR plus 2.00%	41,187	--
	264,500	224,438
Less obligations due within one year	(2,813)	(2,813)
	261,687	221,625
Unsecured variable rate industrial development bonds, 2.5% average interest rate at June 29, 2008, $2,650 due in 2013 and $6,000 due
in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due
monthly and final payment due May 15, 2017	9,105	9,105
Less obligations due within one year	(725)	(325)
	8,380	8,780

Senior notes payable at 8.125%, due June 15, 2011	150,050	150,050
Senior subordinated notes payable at 9.75%, due June 15, 2014	150,000	150,000

In each of the first and second quarters of 2008, Appleton made a $0.6 million mandatory debt repayment, plus interest, on its senior credit facility. Also during second quarter, Appleton borrowed $149.7 million and repaid $118.5 million against its revolving line of credit, leaving an outstanding balance of $41.2 million. Approximately $14.1 million of the revolving credit facility was used to support outstanding letters of credit. At June 29, 2008, there was approximately $94.7 million of unused borrowing capacity under the $150 million revolving credit facility for working capital and other corporate purposes. A commitment fee of 0.35% per annum is assessed on the unused borrowing capacity.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. In March 2008, Appleton fixed the interest rate, at 5.40%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. The interest rate swaps are being accounted for as cash flow hedges. As of June 29, 2008, these swap contracts, or derivatives, were recorded as $2.9 million of assets based on fair value measurements using Level 2 inputs as described in SFAS 157, "Fair Value Measurements."

In July 2007, Appleton entered into a new $12.1 million Loan and Security Agreement with the Director of Development of the State of Ohio, consisting of a $9.1 million State Assistance Loan and a $3.0 million State Loan (together “the Ohio Loans”). Proceeds of the Ohio Loans will be used to fund a portion of the costs of acquiring and installing paper coating and production equipment at the Company’s paper mill in West Carrollton, Ohio. As of June 29, 2008, Appleton had only received the proceeds of the $9.1 million State Assistance Loan. To date, the Company has spent $3.5 million of these proceeds with the remaining $5.6 million recorded as restricted cash within long-term other assets as its use is restricted to funding capital additions. The Ohio State Assistance Loan provides for monthly principal payments and interest at 6% and, upon receipt of the funds, the State Loan provides for monthly principal payments and interest of 1% for the first two years and 3% thereafter.

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

The Company does not allocate total assets internally in assessing operating performance. Net sales, operating income and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net sales
Technical Papers
Coated solutions	$142,738	$145,305	$280,276	$285,057
Thermal papers	70,756	64,007	133,784	125,095
Security papers	9,004	8,040	17,668	15,827
	222,498	217,352	431,728	425,979
Performance packaging	27,281	25,413	54,281	49,136
Total	$249,779	$242,765	$486,009	$475,115

Operating income (loss)
Technical Papers
Coated solutions	$9,584	$10,288	$18,916	$25,892
Thermal papers	1,403	2,474	3,732	4,681
Security papers	1,004	575	1,772	1,441
	11,991	13,337	24,420	32,014
Performance packaging	1,758	1,841	3,221	2,121
Unallocated corporate charges and business development costs	(3,311)	(3,627)	(6,899)	(9,637)
Total	$10,438	$11,551	$20,742	$24,498

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Depreciation and amortization
Technical Papers
Coated solutions	$9,227	$10,325	$18,342	$20,563
Thermal papers	3,079	3,559	6,295	7,328
Security papers	761	701	1,522	1,402
	13,067	14,585	26,159	29,293
Performance packaging	1,687	1,681	3,374	3,362
Unallocated corporate charges	17	14	33	27
Total	$14,771	$16,280	$29,566	$32,682

No restructuring expense was recorded during the first half of 2008. During the second quarter of 2007, the Company recorded restructuring costs of $0.2 million in unallocated corporate charges. During the first quarter of 2007, the Company recorded restructuring costs within its reportable segments as follows:  $0.1 million in coated solutions, $0.3 million in thermal papers, $0.2 million in performance packaging and $0.4 million in unallocated corporate charges. In addition, Appleton recorded $1.9 million in unallocated corporate charges during the first half of 2007 for consulting fee expense associated with the income tax refund claims described in Note 3.

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

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and a wholly-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of June 29, 2008 and December 29, 2007 and for the three and six months ended June 29, 2008 and July 1, 2007. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 29, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$10,026	$4,882	$1,716	$-	$16,624
Accounts receivable, net	-	104,739	12,886	6,481	-	124,106
Inventories	-	120,358	18,805	2,073	-	141,236
Other current assets	14,870	7,234	484	315	-	22,903
Assets of discontinued operations	-	-	30,672	-	-	30,672
Total current assets	14,870	242,357	67,729	10,585	-	335,541

Property, plant and equipment, net	-	401,395	28,337	25	-	429,757
Investment in subsidiaries	318,396	113,601	-	-	(431,997)	-
Other assets	149,716	79,413	70,848	49	-	300,026
Assets of discontinued operations	-	-	17,633	-	-	17,633
Total assets	$482,982	$836,766	$184,547	$10,659	$(431,997)	$1,082,957

LIABILITIES, REDEEMABLE COMMON
STOCK, ACCUMULATED DEFICIT
AND ACCUMULATED OTHER
COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$-	$3,538	$-	$-	$-	$3,538
Accounts payable	-	78,436	3,264	97	-	81,797
Due to (from) parent and affiliated companies	406,524	(438,461)	36,150	(4,213)	-	-
Other accrued liabilities	-	80,918	1,720	1,766	-	84,404
Liabilities of discontinued operations	-	-	20,710	-	-	20,710
Total current liabilities	406,524	(275,569)	61,844	(2,350)	-	190,449

Long-term debt	-	578,767	-	-	-	578,767
Other long-term liabilities	-	215,172	-	(40)	-	215,132
Liabilities of discontinued operations	-	-	22,151	-	-	22,151
Redeemable common stock,
accumulated deficit and accumulated
other comprehensive income	76,458	318,396	100,552	13,049	(431,997)	76,458

Total liabilities, redeemable common
stock, accumulated deficit
and accumulated other comprehensive income	$482,982	$836,766	$184,547	$10,659	$(431,997)	$1,082,957

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

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED
OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$-	$3,138	$-	$-	$-	$3,138
Accounts payable	-	78,001	4,387	233	-	82,621
Due to (from) parent and affiliated companies	394,569	(431,078)	39,718	(3,209)	-	-
Other accrued liabilities	-	82,117	1,942	1,977	-	86,036
Liabilities of discontinued operations	-	-	21,685	-	-	21,685
Total current liabilities	394,569	(267,822)	67,732	(999)	-	193,480

Long-term debt	-	539,105	-	-	-	539,105
Other long-term liabilities	-	244,379	-	61	-	244,440
Liabilities of discontinued operations	-	-	20,750	-	-	20,750
Redeemable common stock,
accumulated deficit and accumulated
other comprehensive income	105,633	331,128	141,679	13,854	(486,661)	105,633

Total liabilities, redeemable common
stock, accumulated deficit
and accumulated other comprehensive income	$500,202	$846,790	$230,161	$12,916	$(486,661)	$1,103,408

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 29, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$433,354	$54,229	$29,850	$(31,424)	$486,009
Cost of sales	-	339,473	43,748	29,437	(31,809)	380,849

Gross profit	-	93,881	10,481	413	385	105,160
Selling, general and administrative expenses	-	75,920	7,477	1,021	-	84,418

Operating income (loss)	-	17,961	3,004	(608)	385	20,742
Interest expense	5,829	21,286	-	-	(5,829)	21,286
Interest income	-	(8,287)	-	(33)	8,083	(237)
Loss in equity investments	15,447	41,660	-	-	(57,107)	-
Litigation settlement, net	-	(22,274)	-	-	-	(22,274)
Other (income) expense	-	(133)	-	289	70	226
(Loss) income from continuing
operations before income taxes	(21,276)	(14,291)	3,004	(864)	55,168	21,741
Provision for income taxes	-	63	29	-	-	92

(Loss) income from continuing operations	(21,276)	(14,354)	2,975	(864)	55,168	21,649
Loss from discontinued operations, net of income taxes	-	(1,093)	(44,086)	-	2,254	(42,925)

Net loss	$(21,276)	$(15,447)	$(41,111)	$(864)	$57,422	$(21,276)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 1, 2007
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$424,183	$49,076	$31,345	$(29,489)	$475,115
Cost of sales	-	322,548	39,819	29,158	(29,348)	362,177

Gross profit	-	101,635	9,257	2,187	(141)	112,938
Selling, general and administrative expenses	-	78,770	7,194	1,096	186	87,246
Restructuring and other charges	-	1,054	140	-	-	1,194

Operating income	-	21,811	1,923	1,091	(327)	24,498
Interest expense	5,353	24,437	-	-	(5,353)	24,437
Debt extinguishment expenses	-	1,053	-	-	-	1,053
Interest income	-	(8,617)	-	(27)	7,268	(1,376)
(Income) loss in equity investments	(3,530)	1,356	-	-	2,174	-
Other income	-	-	-	(674)	-	(674)
(Loss) income from continuing
operations before income taxes	(1,823)	3,582	1,923	1,792	(4,416)	1,058
Provision for income taxes	-	52	38	381	-	471

(Loss) income from continuing operations	(1,823)	3,530	1,885	1,411	(4,416)	587
Loss from discontinued operations, net of income taxes	-	-	(4,511)	-	2,101	(2,410)

Net (loss) income	$(1,823)	$3,530	$(2,626)	$1,411	$(2,315)	$(1,823)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 29, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$223,098	$27,224	$14,819	$(15,362)	$249,779
Cost of sales	-	178,670	21,868	13,912	(15,291)	199,159

Gross profit	-	44,428	5,356	907	(71)	50,620
Selling, general and administrative expenses	-	35,905	3,829	448	-	40,182

Operating income	-	8,523	1,527	459	(71)	10,438
Interest expense	2,976	10,212	-	-	(2,976)	10,212
Interest income	-	(4,142)	-	(13)	4,099	(56)
Loss in equity investments	39,700	41,654	-	-	(81,354)	-
Litigation settlement, net	-	(41)	-	-	-	(41)
Other expense (income)	-	120	-	(23)	(103)	(6)
(Loss) income from continuing
operations before income taxes	(42,676)	(39,280)	1,527	495	80,263	329
Provision for income taxes	-	43	12	-	-	55

(Loss) income from continuing operations	(42,676)	(39,323)	1,515	495	80,263	274
Loss from discontinued operations, net of income taxes	-	(377)	(43,696)	-	1,123	(42,950)

Net (loss) income	$(42,676)	$(39,700)	$(42,181)	$495	$81,386	$(42,676)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 1, 2007
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$-	$216,755	$25,369	$15,785	$(15,144)	$242,765
Cost of sales	-	168,709	20,020	14,927	(15,026)	188,630

Gross profit	-	48,046	5,349	858	(118)	54,135
Selling, general and administrative expenses	-	38,254	3,448	533	115	42,350
Restructuring and other charges	-	94	140	-	-	234

Operating income	-	9,698	1,761	325	(233)	11,551
Interest expense	2,717	12,175	-	-	(2,717)	12,175
Debt extinguishment expenses	-	1,053	-	-	-	1,053
Interest income	-	(3,944)	-	(13)	3,704	(253)
Income in equity investments	(970)	(590)	-	-	1,560	-
Other expense (income)	-	8	-	(655)	(2)	(649)
(Loss) income from continuing
operations before income taxes	(1,747)	996	1,761	993	(2,778)	(775)
Provision for income taxes	-	26	4	94	-	124

(Loss) income from continuing operations	(1,747)	970	1,757	899	(2,778)	(899)
Loss from discontinued operations, net of income taxes	-	-	(1,951)	-	1,103	(848)

Net (loss) income	$(1,747)	$970	$(194)	$899	$(1,675)	$(1,747)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 29, 2008
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(21,276)	$(15,447)	$(41,111)	$(864)	$57,422	$(21,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	-	26,533	3,027	6	-	29,566
Impairment	-	-	40,134	-	-	40,134
Other	-	5,020	264	289	-	5,573
Change in assets and liabilities, net	23,029	(15,584)	(2,103)	1,265	(57,422)	(50,815)

Net cash provided by operating activities	1,753	522	211	696	-	3,182
Cash flows from investing activities:
Proceeds from sale of equipment	-	4	-	-	-	4
Additions to property, plant and equipment	-	(49,720)	(1,008)	-	-	(50,728)

Net cash used by investing activities	-	(49,716)	(1,008)	-	-	(50,724)
Cash flows from financing activities:
Payments of senior secured notes payable	-	(1,125)	-	-	-	(1,125)
Payments relating to capital lease obligation	-	(366)	-	-	-	(366)
Proceeds from revolving line of credit	-	178,958	-	-	-	178,958
Payments of revolving line of credit	-	(137,771)	-	-	-	(137,771)
Due to parent and affiliated companies, net	11,955	(7,383)	(3,568)	(1,004)	-	-
Proceeds from issuance of redeemable common stock	3,721	-	-	-	-	3,721
Payments to redeem common stock	(17,429)	-	-	-	-	(17,429)
Decrease in cash overdraft	-	(6,819)	-	-	-	(6,819)

Net cash (used) provided by financing activities	(1,753)	25,494	(3,568)	(1,004)	-	19,169

Effect of foreign exchange rate changes on cash and cash equivalents	-	159	-	-	-	159
Change in cash and cash equivalents	-	(23,541)	(4,365)	(308)	-	(28,214)
Cash and cash equivalents at beginning of period	-	33,567	9,247	2,024	-	44,838
Cash and cash equivalents at end of period	$-	$10,026	$4,882	$1,716	$-	$16,624

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 1, 2007
(unaudited)
(dollars in thousands)

	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(1,823)	$3,530	$(2,626)	$1,411	$(2,315)	$(1,823)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	-	29,572	6,396	8	-	35,976
Other	-	5,564	567	(674)	-	5,457
Change in assets and liabilities, net	(51,918)	32,632	110	688	2,315	(16,173)

Net cash (used) provided by operating activities	(53,741)	71,298	4,447	1,433	-	23,437
Cash flows from investing activities:
Proceeds from sale of equipment	-	4	-	-	-	4
Additions to property, plant and equipment	-	(14,009)	(2,774)	(14)	-	(16,797)

Net cash used by investing activities	-	(14,005)	(2,774)	(14)	-	(16,793)
Cash flows from financing activities:
Payments of long-term debt	-	(195,533)	-	-	-	(195,533)
Proceeds from long-term debt	-	225,000	-	-	-	225,000
Debt acquisition costs	-	(1,869)	-	-	-	(1,869)
Payments relating to capital lease obligation	-	(366)	-	-	-	(366)
Proceeds from revolving lines of credit	-	67,550	2,398	-	-	69,948
Payments of revolving lines of credit	-	(67,550)	(186)	-	-	(67,736)
Due to parent and affiliated companies, net	67,645	(60,886)	(3,738)	(3,021)	-	-
Proceeds from issuance of redeemable common stock	4,355	-	-	-	-	4,355
Payments to redeem common stock	(18,259)	-	-	-	-	(18,259)
Decrease in cash overdraft	-	(6,250)	-	-	-	(6,250)

Net cash provided (used) by financing activities	53,741	(39,904)	(1,526)	(3,021)	-	9,290

Effect of foreign exchange rate changes on cash and cash equivalents	-	(169)				(169)
Change in cash and cash equivalents	-	17,220	147	(1,602)	-	15,765
Cash and cash equivalents at beginning of period	-	17,249	817	1,909	-	19,975
Cash and cash equivalents at end of period	$-	$34,469	$964	$307	$-	$35,740

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references to “Paperweight Development,” “PDC,” “we,” “us,” or “our” refer to Paperweight Development Corp. and its subsidiaries and predecessors. Appleton Papers Inc. is a wholly-owned subsidiary of Paperweight Development, which we refer to as “Appleton” in this report.

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appleton for the quarter ended June 29, 2008. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes.

Reference should also be made to the Annual Report on Form 10-K for the year ended December 29, 2007, the consolidated financial statements and related notes included therein.

Financial Highlights

Net sales for second quarter 2008 totaled $249.8 million, compared to $242.8 million for second quarter 2007. The 2.9% year over year increase in net sales for the quarter included a 2.6% increase due to price improvement, a 0.2% increase due to improved mix and 0.1% due to increased volumes. As described more completely below, the Thermal Papers, Security Papers and Performance Packaging segments reported increased net sales, which offset a decrease in net sales reported by the Coated Solutions segment. Net sales for the six months ended June 29, 2008 totaled $486.0 million, compared to $475.1 million for the six months ended July 1, 2007

Income from continuing operations was $0.3 million for second quarter 2008 compared to a $0.9 million loss from continuing operations in second quarter 2007. A second quarter 2008 net loss of $42.7 million included $41.2 million of impairment charges recorded within discontinued operations. Operating income in the current period was negatively impacted by higher raw material and transportation costs which offset price improvements and manufacturing efficiencies. For the six months ended June 29, 2008, the Company reported a net loss of $21.3 million compared to a net loss of $1.8 million for the six months ended July 1, 2007. Current year results were impacted adversely by lower volumes, higher input costs and the impairment charges in discontinued operations, which offset favorable pricing and mix, lower manufacturing, selling, general and administrative costs and a $22.3 million net gain from a litigation settlement.

On August 1, 2008 Appleton completed the sale of Bemrose Group Limited, its secure and specialized print services business based in Derby, England. In anticipation of the sale transaction, the Company recorded impairment charges aggregating $41.2 million related to goodwill and other long-lived assets in the three-month period ended June 29, 2008. These charges arose in the second quarter due to a decline in the value of the business arising primarily as the result of deteriorating economic conditions and tougher markets for Bemrose products, as well as increased funding requirements of the Bemrose pension plan arising from negotiations with the plan trustees.

Comparison of Results of Operations for the Quarters Ended June 29, 2008 and July 1, 2007
	For the Quarter Ended
	June 29,	July 1,	%
	2008	2007	Chg
	(dollars in millions)

Net sales	$249.8	$242.8	2.9%
Cost of sales	199.2	188.6	5.6%

Gross profit	50.6	54.2	-6.6%

Selling, general and administrative expenses	40.2	42.4	-5.2%
Restructuring and other charges	-	0.2	-100.0%

Operating income	10.4	11.6	-10.3%

Interest expense, net	10.2	13.0	-21.5%
Other non-operating income, net	(0.1)	(0.6)	-83.3%

Income (loss) from continuing operations before income taxes	0.3	(0.8)	137.5%
Provision for income taxes	-	0.1	-100.0%

Income (loss) from continuing operations	0.3	(0.9)	133.3%

Loss from discontinued operations, net of income taxes	(43.0)	(0.8)	nm

Net loss	$(42.7)	$(1.7)	nm

Comparison as a % of net sales
Cost of sales	79.7%	77.7%	2.0%
Gross margin	20.3%	22.3%	-2.0%
Selling, general and administrative expenses	16.1%	17.5%	-1.4%
Operating margin	4.2%	4.8%	-0.6%
Income (loss) from continuing operations before income taxes	0.1%	-0.3%	0.4%
Income (loss) from continuing operations	0.1%	-0.4%	0.5%
Loss from discontinued operations, net of income taxes	-17.2%	-0.3%	-16.9%
Net loss	-17.1%	-0.7%	-16.4%

Net sales for second quarter 2008 were $249.8 million, an increase of $7.0 million, or 2.9%, compared to the prior year period. Net sales for second quarter 2008 increased relative to the prior year quarter because of improved pricing and net favorable mix changes.

Operating income in second quarter 2008 declined 10.3% to $10.4 million. Operating margins were adversely affected by reduced gross margins which offset lower selling, general and administrative expenses and restructuring and other charges. Gross margins were unfavorably impacted by higher raw material and energy costs which offset the effects of price improvement, favorable mix and manufacturing gains. Selling, general and administrative expenses were lower because employee cost savings of approximately $5.8 million offset 12.7% higher distribution costs compared to the year earlier period. There were no restructuring and other charges in second quarter 2008, while the year earlier period included restructuring charges of $0.2 million for U.S. employee termination benefits.

A $0.3 million income from continuing operations was recorded in second quarter 2008 compared to a loss from continuing operations of $0.9 million recorded in second quarter 2007.  The second quarter 2008 decrease in operating income was offset by reduced net interest expense.

In second quarter 2008, the Company recorded a loss from discontinued operations of $43.0 million compared to a $0.8 million loss from discontinued operations in the year earlier period. On August 1, 2008 Appleton completed the sale of Bemrose Group Limited, its secure and specialized print services business based in Derby, England. In anticipation of the sale transaction, the Company recorded impairment charges aggregating $41.2 million related to goodwill and other long-lived assets in the three-month period ended June 29, 2008. These charges arose in the second quarter due to a decline in the value of the business arising primarily as the result of deteriorating economic conditions and tougher markets for Bemrose products, as well as increased funding requirements of the Bemrose pension plan arising from negotiations with the plan trustees.

Comparison of Results of Operations for the Six Months Ended June 29, 2008 and July 1, 2007
	For the Six Months Ended
	June 29,	June 30,	%
	2008	2007	Chg
	(dollars in millions)

Net sales	$486.0	$475.1	2.3%
Cost of sales	380.8	362.2	5.1%

Gross profit	105.2	112.9	-6.8%

Selling, general and administrative expenses	84.5	87.2	-3.1%
Restructuring and other charges	-	1.2	-100.0%

Operating income	20.7	24.5	-15.5%

Interest expense, net	21.0	24.1	-12.9%
Other non-operating income, net	(22.0)	(0.7)	nm

Income from continuing operations before income taxes	21.7	1.1	nm
Provision for income taxes	0.1	0.5	-80.0%

Income from continuing operations	21.6	0.6	nm

Loss from discontinued operations, net of income taxes	(42.9)	(2.4)	nm

Net loss	$(21.3)	$(1.8)	nm

Comparison as a % of net sales
Cost of sales	78.4%	76.2%	2.2%
Gross margin	21.6%	23.8%	-2.2%
Selling, general and administrative expenses	17.4%	18.4%	-1.0%
Operating margin	4.2%	5.2%	-1.0%
Income from continuing operations before income taxes	4.5%	0.2%	4.3%
Income from continuing operations	4.4%	0.1%	4.3%
Loss from discontinued operations, net of income taxes	-8.8%	-0.5%	-8.3%
Net loss	-4.4%	-0.4%	-4.0%

Net sales for the first six months of 2008 were $486.0 million, an increase of $10.9 million, or 2.3%, compared to the prior year period. Net sales for the first six months of 2008 increased relative to the prior year period because net favorable mix changes and improved pricing offset lower shipment volumes.

Operating income in the first six months of 2008 declined 15.5% to $20.7 million. Operating margins were adversely affected by reduced gross margins which offset lower selling, general and administrative expenses and restructuring and other charges. Gross margins were unfavorably impacted by higher raw material and energy costs which offset the effects of price improvement, favorable mix and manufacturing gains. Despite 9.2% higher distribution costs, selling, general and administrative expenses were lower in the 2008 period as a result of lower employee costs and a $1.9 million consulting fee expense, incurred in connection with income tax refunds obtained for the 1999 and 2000 tax periods, recorded in the prior year period. Appleton had no restructuring and other charges in the first six months 2008, while the year earlier period included restructuring charges of $1.2 million largely for U.S. employee termination benefits.

In the first six months of 2008, income from continuing operations increased $21.0 million as the decrease in operating income was offset by an increase in other non-operating income. Other non-operating income increased, compared to the prior year period, because Appleton recorded a $22.3 million litigation settlement gain, net of fees, as the result of prevailing in a lawsuit to recover previously incurred costs from an insurance carrier.

During the first half of 2008, a $42.9 million loss from discontinued operations was recorded compared to a $2.4 million loss from discontinued operations in the year earlier period. On August 1, 2008 Appleton completed the sale of Bemrose Group Limited, its secure and specialized print services business based in Derby, England. In anticipation of the sale transaction, the Company recorded impairment charges aggregating $41.2 million related to goodwill and other long-lived assets in the three-month period ended June 29, 2008. These charges arose in the second quarter due to a decline in the value of the business arising primarily as the result of deteriorating economic conditions and tougher markets for Bemrose products, as well as increased funding requirements of the Bemrose pension plan arising from negotiations with the plan trustees.

Business Segment Discussion

Technical Papers

●
Second quarter 2008 coated solutions net sales totaled $142.7 million, a decrease of $2.6 million, or 1.8%, compared to second quarter 2007.  During the first six months of 2008, coated solutions segment net sales totaled $280.3 million, a decrease of $4.8 million, or 1.7%, from prior year levels.  Both second quarter and first half 2008 carbonless shipment volumes were lower than the same periods in 2007.  The adverse impact of lower shipment volumes and unfavorable mix was partially offset by favorable pricing when compared to the same period of 2007.

Second quarter 2008 coated solutions operating income decreased $0.7 million compared to second quarter 2007. During the first six months of 2008, coated solutions operating income decreased $7.0 million compared to the first six months of 2007. Operating margins in 2008 continue to be adversely affected by lower shipment volumes, unfavorable mix and higher raw material and distribution costs which offset improved pricing, manufacturing gains and lower employee costs compared to the prior year periods.

●
Second quarter 2008 thermal papers net sales were $70.8 million, an increase of $6.7 million, or 10.5%, from the prior year period.  During the first six months of 2008, thermal papers net sales were $133.8 million, an increase of $8.7 million, or 6.9%, over the same period last year.  These increases were largely the result of increased shipment volumes.

Second quarter 2008 thermal papers operating income decreased by $1.1 million, or 43.3% compared to second quarter 2007.  Thermal papers operating income for the first half of 2008 decreased $0.9 million, or 20.3%.  Despite increased shipment volumes, 2008 operating margins continue to be adversely affected by higher raw material and distribution costs. In addition, second quarter 2008 margins were impacted by start-up costs associated with the expansion project at Appleton's paper mill in West Carrollton, Ohio.  Start-up costs are expected to continue in the third and fourth quarters of 2008.

●
Second quarter 2008 security papers net sales were $9.0 million, an increase of $1.0 million, or 12.0%, from second quarter 2007. First half 2008 security papers net sales were $17.6 million, an increase of $1.8 million, or 11.6%, when compared to the first half of 2007.  These increases were due to increased shipment volumes and improved pricing.

Security papers operating income for second quarter 2008 increased by $0.4 million in comparison to second quarter 2007.  Security papers operating income for the first half of the year increased by $0.3 million when compared to the first half of 2007.  The favorable impact of increased shipment volumes, manufacturing gains and improved pricing were partially offset by higher raw material and distribution costs.

Performance Packaging

●
Second quarter 2008 performance packaging segment net sales totaled $27.3 million.  This was a $1.9 million, or 7.4%, increase over second quarter 2007.  During the first six months 2008, this segment recorded net sales of $54.3 million which was an increase of $5.1 million, or 10.5%, over the first six months of 2007.  During 2008, the segment has benefited from improved pricing and favorable mix.

Operating income recorded during second quarter 2008 was $0.1 million, or 4.5%, lower than that of second quarter 2007 due to higher raw material costs.  Operating income for the first six months 2008 was $1.1 million, or 51.9%, higher than the same period in 2007.  The improved operating results reflect improved pricing, favorable mix and manufacturing gains achieved during 2008 as compared to the year earlier period.

In accordance with SFAS 142, "Goodwill and Other Intangible Assets," the Company reviews the carrying value of goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or circumstances indicate an asset might be impaired.  As of June 29, 2008, and concurrently with the valuation of the Company's redeemable common stock as updated by an independent appraiser, an impairment analysis of the performance packaging business was performed. It was determined that no impairment charge was necessary. To the extent that performance packaging's operating performance in the future does not meet Company expectations, certain of its assets may not be fully recoverable and, as a result, there could be a material impact to the Company's consolidated financial statements.

Unallocated Corporate Charges and Business Development Costs

●
Unallocated corporate charges and business development costs decreased $0.3 million and $2.7 million during the three and six months ended June 29, 2008, respectively, when compared to the same periods of 2007.  Charges recorded during the first half of 2007 included $1.9 million of consulting fee expense incurred in connection with income tax refunds obtained for the 1999 and 2000 tax periods.

Liquidity and Capital Resources

Overview. Appleton’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its credit facility. Appleton expects that cash on hand, internally generated cash flow and available credit from its credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). Appleton currently has approximately $94.7 million of unused borrowing capacity under its revolving credit facility. As of June 29, 2008, the Company was in compliance with all of its debt covenants.

Cash Flows from Operating Activities. Net cash provided by operating activities for the first six months of 2008 was $3.2 million compared to net cash provided of $23.4 million for the first six months 2007. Net loss, adjusted for non-cash charges, provided $54.0 million in operating cash for the 2008 period. Non-cash charges included $29.6 million of depreciation and amortization, $40.1 million of impairment charges, $3.1 million in non-cash employer matching contributions to the KSOP and $2.5 million of other non-cash charges.  Uses of cash included a $36.6 million unfavorable change in working capital and pension activity of $2.7 million.

Major components of the $36.6 million increase in working capital, during the first six months 2008, were a $21.7 million increase in inventories and an $18.0 million reduction in accounts payable and other accrued liabilities. Inventories increased during the first six months of 2008 in anticipation of planned reduced mill output during completion of the expansion project at Appleton’s paper mill in West Carrollton, Ohio.  The $2.7 million use of cash, related to the pension, included $5.0 million of pension contributions made during the first half of 2008 for the 2007 plan year.

Cash flows from operating activities also included an $11.6 million use of cash within the other increases/decreases of assets and liabilities.  This included $9.9 million of payments made against Appleton's $25.0 million Fox River Liability.

Cash Flows from Investing Activities. Net cash used by investing activities in the first six months 2008 totaled $50.7 million versus $16.8 million in the first six months 2007. The increased 2008 spending is for the expansion project underway at the West Carrollton, Ohio paper mill. Appleton expects construction spending on this expansion project to extend into the second half of 2008. The expansion project is being funded through cash flows from operations, special financing provided by the State of Ohio and borrowings under Appleton’s senior secured credit facility.

Cash Flows from Financing Activities. Net cash provided by financing activities was $19.2 million for the first six months of 2008, while $9.3 million was provided in the comparable 2007 period. During the first half of 2008, Appleton borrowed a net $41.2 million more on its revolving credit facility than it paid. In June 2007, Appleton entered into a new $375 million senior secured credit facility consisting of a seven-year, $225 million term loan and access to a six-year, $150 million revolving line of credit.  Proceeds of the new term loan were used to repay outstanding balances on Appleton’s previous senior secured notes payable and revolving line of credit.

In February 2008, Appleton fixed the interest rate, at 5.45%, on $75.0 million of its variable rate notes with a five-year interest rate swap contract. Also during first quarter 2008, Appleton fixed the interest rate, at 5.40%, on an additional $75.0 million of its variable rate notes with a five-year interest rate swap contract. As of June 29, 2008, these swap contracts, or derivatives, were recorded at a combined asset value of $2.9 million based on fair value measurements using Level 2 inputs as described in SFAS 157, "Fair Value Measurements."

First half 2008 proceeds from the issuance of PDC redeemable common stock totaled $3.7 million.  The ESOP trustee purchased this stock with pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2008.  Payments to redeem PDC common stock were $17.4 million during this same period of 2008.  The net cash decrease realized from these proceeds and redemptions was $0.2 million less than in the comparable period of 2007.

Cash overdrafts decreased by $6.8 million during the first six months 2008. Cash overdrafts represent checks issued (thereby eliminating the corresponding accounts payable) but not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

Collective Bargaining Unit

Appleton’s collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”) for employees at the Roaring Spring facility covers 367 employees and expired in November 2007. On April 8, 2008, Appleton declared an impasse with respect to the negotiation of a new contract and implemented its best and final offer effective April 14, 2008. On August 8, 2008, the Roaring Spring employees ratified a four-year labor agreement.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. These provisions are effective for financial statements issued for fiscal years beginning after November 15, 2008. PDC is currently evaluating the impact, if any, on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 with respect to financial assets and liabilities, in the first quarter of 2008, did not have a significant effect on the Company’s financial statements. The Company is currently evaluating the impact, if any, of SFAS 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

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

Our North American market is highly competitive. We compete based on a number of factors, including price, product availability, quality and customer service. Additionally, we compete with domestic production and imports from Europe and Asia. We believe that competitors in China, Germany and Korea have illegally dumped lightweight thermal paper into the United States and that competitors in China have been subsidized by the Chinese Government. The U.S. Department of Commerce issued its preliminary determination regarding the Chinese subsidy on March 10, 2008, finding margins that range from 0.57% to 59.5%. Interim duties have been imposed to offset the levels of subsidization found in the amount of these margins. On May 7, 2008, the U.S. Department of Commerce imposed preliminary antidumping duties in the amount of 133% against China and 6.5% against Germany. We expect a final determination on injury and duties in September or October 2008. No assurances can be given that such illegal dumping and subsidization will not continue or that the U.S. Department of Commerce will take final actions to offset unfair prices or restore fair competition in the U.S. market. As a result, our prices for lightweight thermal paper may continue to be adversely affected and could result in a material adverse impact on our earnings and cash flow in the future.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seek” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address Appleton’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that Appleton expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 29, 2007, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond Appleton’s ability to control or predict. Given these uncertainties, you should not place undue reliance on the forward-looking statements. Appleton disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6—Exhibits

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Thomas J. Ferree, Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Vice President Finance, Chief Financial Officer and Treasurer of Appleton Papers Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Thomas J. Ferree, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLETON PAPERS INC. (Registrant)

Date: August 11, 2008	/s/ Thomas J. Ferree
Thomas J. Ferree
Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: August 11 , 2008	/s/ Thomas J. Ferree
Thomas J. Ferree
Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)