Form 10-Q
period 2013-06-30
PAPERWEIGHT DEVELOPMENT CORP; APPVION, INC.
filed 2013-08-09
CIK 1166365, 1144326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For The Transition Period From            To             .

Commission file numbers: 333-82084-01
                                           333-82084
PAPERWEIGHT DEVELOPMENT CORP.	APPVION, INC.
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)
Wisconsin	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

39-2014992	36-2556469
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

825 East Wisconsin Avenue, P.O. Box 359, Appleton, Wisconsin	54912-0359
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 734-9841

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether either of the registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).
Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of August 1, 2013, 8,299,610 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of August 1, 2013, 100 shares of Appvion, Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appvion, Inc. No shares of Paperweight Development Corp. or Appvion, Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appvion, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INDEX

	INDEX		Page Number
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	a)	Condensed Consolidated Balance Sheets
		Paperweight Development Corp. and Subsidiaries	3
		Appvion, Inc. and Subsidiaries	4

	b)	Condensed Consolidated Statements of Comprehensive Loss
		Paperweight Development Corp. and Subsidiaries	5
		Appvion, Inc. and Subsidiaries	6

	c)	Condensed Consolidated Statements of Cash Flows
		Paperweight Development Corp. and Subsidiaries	7
		Appvion, Inc. and Subsidiaries	8

	d)	Condensed Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income
		Paperweight Development Corp. and Subsidiaries	9

	e)	Condensed Consolidated Statements of Equity
		Appvion, Inc. and Subsidiaries	10

	f)	Notes to Condensed Consolidated Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		36

Item 3	Quantitative and Qualitative Disclosures About Market Risk		44

Item 4	Controls and Procedures		44

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		45

Item 1A	Risk Factors		45

Item 6	Exhibits		48

Signatures			49

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	June 30, 2013	December 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$6,553	$1,851
Accounts receivable, less allowance for doubtful accounts of $1,069 and $1,077, respectively	90,997	92,680
Inventories	103,150	94,349
Other current assets	69,676	70,620
Total current assets	270,376	259,500

Property, plant and equipment, net of accumulated depreciation of $620,347 and $607,006, respectively	242,126	243,265
Intangible assets, net	42,697	43,839
Other assets	17,213	14,486

Total assets	$572,412	$561,090

LIABILITIES, REDEEMABLE COMMON STOCK, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$61,935	$3,975
Accounts payable	65,807	68,600
Accrued interest	1,169	2,467
Other accrued liabilities	102,491	119,635
Total current liabilities	231,402	194,677

Long-term debt	518,040	511,624
Postretirement benefits other than pension	38,479	38,440
Accrued pension	127,824	137,081
Other long-term liabilities	33,721	32,165
Commitments and contingencies (Note 12)	-	-
Redeemable common stock, $0.01 par value, shares authorized: 30,000,000, shares issued and outstanding: 8,299,834 and 8,730,118, respectively	71,940	81,704
Accumulated deficit	(454,533)	(439,923)
Accumulated other comprehensive income	5,539	5,322
Total liabilities, redeemable common stock, accumulated deficit and accumulated other comprehensive income	$572,412	$561,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPVION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)
	June 30, 2013	December 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$6,553	$1,851
Accounts receivable, less allowance for doubtful accounts of $1,069 and $1,077, respectively	90,997	92,680
Inventories	103,150	94,349
Other current assets	69,676	70,620
Total current assets	270,376	259,500

Property, plant and equipment, net of accumulated depreciation of $620,347 and $607,006, respectively	242,126	243,265
Intangible assets, net	42,697	43,839
Other assets	17,201	14,474

Total assets	$572,400	$561,078

LIABILITIES AND TOTAL EQUITY
Current liabilities
Current portion of long-term debt	$61,935	$3,975
Accounts payable	65,807	68,600
Accrued interest	1,169	2,467
Other accrued liabilities	102,491	119,635
Total current liabilities	231,402	194,677

Long-term debt	518,040	511,624
Postretirement benefits other than pension	38,479	38,440
Accrued pension	127,824	137,081
Other long-term liabilities	33,721	32,165
Total liabilities	949,466	913,987
Commitments and contingencies (Note 12)	-	-
Common stock, $100.00 par value, 130,000 shares authorized, 100 shares issued and outstanding	10,500	10,500
Paid-in capital	623,305	623,305
Due from parent	(244,879)	(237,257)
Accumulated deficit	(771,531)	(754,779)
Accumulated other comprehensive income	5,539	5,322
Total equity	(377,066)	(352,909)
Total liabilities and equity	$572,400	$561,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(dollars in thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales	$201,500	$213,901	$412,334	$433,531

Cost of sales	148,717	201,257	311,313	411,432

Gross profit	52,783	12,644	101,021	22,099

Selling, general and administrative expenses	32,344	42,176	62,700	76,176
Restructuring	-	1,036	-	26,472

Operating income (loss)	20,439	(30,568)	38,321	(80,549)

Other expense (income)
Interest expense	14,788	15,086	29,749	30,093
Debt extinguishment expense	24,767	-	24,767	-
Interest income	-	-	-	(12)
Foreign exchange (gain) loss	(331)	1,261	380	994
Other (income) expense	-	(40)	-	72

Loss before income taxes	(18,785)	(46,875)	(16,575)	(111,696)

Provision for income taxes	110	75	177	140

Net loss	(18,895)	(46,950)	(16,752)	(111,836)

Other comprehensive (loss) income
Change in retiree plans	(398)	(4,254)	(795)	(4,782)
Realized and unrealized (losses) gains on derivatives	(282)	536	1,012	(769)
Total other comprehensive (loss) income	(680)	(3,718)	217	(5,551)

Comprehensive loss	$(19,575)	$(50,668)	$(16,535)	$(117,387)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPVION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(dollars in thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales	$201,500	$213,901	$412,334	$433,531

Cost of sales	148,717	201,257	311,313	411,432

Gross profit	52,783	12,644	101,021	22,099

Selling, general and administrative expenses	32,344	42,176	62,700	76,176
Restructuring	-	1,036	-	26,472

Operating income (loss)	20,439	(30,568)	38,321	(80,549)

Other expense (income)
Interest expense	14,788	15,086	29,749	30,093
Debt extinguishment expense	24,767	-	24,767	-
Interest income	-	-	-	(12)
Foreign exchange (gain) loss	(331)	1,261	380	994
Other (income) expense	-	(40)	-	72

Loss before income taxes	(18,785)	(46,875)	(16,575)	(111,696)

Provision for income taxes	110	75	177	140

Net loss	(18,895)	(46,950)	(16,752)	(111,836)

Other comprehensive (loss) income
Change in retiree plans	(398)	(4,254)	(795)	(4,782)
Realized and unrealized (losses) gains on derivatives	(282)	536	1,012	(769)
Total other comprehensive (loss) income	(680)	(3,718)	217	(5,551)

Comprehensive loss	$(19,575)	$(50,668)	$(16,535)	$(117,387)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands)
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net loss	$(16,752)	$(111,836)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	14,073	81,508
Amortization of intangible assets	1,142	1,143
Impaired inventory revaluation	-	11,078
Amortization of financing fees	1,408	1,292
Amortization of bond discount	572	519
Employer 401(k) non-cash matching contributions	1,447	1,798
Foreign exchange loss	393	1,001
Non-cash loss (gain) on hedging	197	(1,350)
Loss on disposals of equipment	83	630
Non-cash debt refinancing costs	6,668	-
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	1,760	(6,126)
Inventories	(8,897)	(14,282)
Other current assets	(2,342)	1,942
Accounts payable and other accrued liabilities	(18,593)	13,259
Accrued pension	(9,014)	(16,197)
Other, net	(1,293)	15,944
Net cash used by operating activities	(29,148)	(19,677)

Cash flows from investing activities:
Proceeds from sale of equipment	6	2
Additions to property, plant and equipment	(10,457)	(4,385)
Net cash used by investing activities	(10,451)	(4,383)

Cash flows from financing activities:
Payments of senior secured first lien notes payable	(300,710)	-
Proceeds from first lien term loan	331,650	-
Debt acquisition costs	(6,364)	-
Payments relating to capital lease obligations	(44)	(24)
Proceeds from old revolving line of credit	155,300	136,150
Payments of old revolving line of credit	(159,000)	(104,000)
Proceeds from new revolving line of credit	34,600	-
Payments of State of Ohio loans	(654)	(620)
Proceeds from municipal debt	-	300
Proceeds from issuance of redeemable common stock	1,651	1,564
Payments to redeem common stock	(10,705)	(8,559)
Decrease in cash overdraft	(1,410)	(4,635)
Net cash provided by financing activities	44,314	20,176

Effect of foreign exchange rate changes on cash and cash equivalents	(13)	(7)
Change in cash and cash equivalents	4,702	(3,891)
Cash and cash equivalents at beginning of period	1,851	7,241
Cash and cash equivalents at end of period	$6,553	$3,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPVION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands)

	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net loss	$(16,752)	$(111,836)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	14,073	81,508
Amortization of intangible assets	1,142	1,143
Impaired inventory revaluation	-	11,078
Amortization of financing fees	1,408	1,292
Amortization of bond discount	572	519
Employer 401(k) non-cash matching contributions	1,447	1,798
Foreign exchange loss	393	1,001
Non-cash loss (gain) on hedging	197	(1,350)
Loss on disposals of equipment	83	630
Non-cash debt refinancing costs	6,668	-
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	1,760	(6,126)
Inventories	(8,897)	(14,282)
Other current assets	(2,342)	1,942
Accounts payable and other accrued liabilities	(21,876)	9,781
Accrued pension	(9,014)	(16,197)
Other, net	(2,725)	14,156
Net cash used by operating activities	(33,863)	(24,943)

Cash flows from investing activities:
Proceeds from sale of equipment	6	2
Additions to property, plant and equipment	(10,457)	(4,385)
Net cash used by investing activities	(10,451)	(4,383)

Cash flows from financing activities:
Payments of senior secured first lien notes payable	(300,710)	-
Proceeds from first lien term loan	331,650	-
Debt acquisition costs	(6,364)	-
Payments relating to capital lease obligations	(44)	(24)
Proceeds from old revolving line of credit	155,300	136,150
Payments of old revolving line of credit	(159,000)	(104,000)
Proceeds from new revolving line of credit	34,600	-
Payments of State of Ohio loans	(654)	(620)
Proceeds from municipal debt	-	300
Due from parent	(4,339)	(1,729)
Decrease in cash overdraft	(1,410)	(4,635)
Net cash provided by financing activities	49,029	25,442

Effect of foreign exchange rate changes on cash and cash equivalents	(13)	(7)
Change in cash and cash equivalents	4,702	(3,891)
Cash and cash equivalents at beginning of period	1,851	7,241
Cash and cash equivalents at end of period	$6,553	$3,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock
	Shares Outstanding	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income

Balance, December 29, 2012	8,730,118	$81,704	$(439,923)	$5,322

Net loss	-	-	(16,752)	-
Other comprehensive income	-	-	-	217
Issuance of redeemable common stock	175,659	3,083	-	-
Redemption of redeemable common stock	(605,943)	(10,705)	-	-
Accretion of redeemable common stock	-	(2,142)	2,142	-

Balance, June 30, 2013	8,299,834	$71,940	$(454,533)	$5,539

Balance, December 31, 2011	9,212,808	$97,615	$(299,226)	$13,024

Net loss	-	-	(111,836)	-
Other comprehensive loss	-	-	-	(5,551)
Issuance of redeemable common stock	218,748	3,352	-	-
Redemption of redeemable common stock	(526,234)	(8,559)	-	-
Accretion of redeemable common stock	-	(2,563)	2,563	-
Balance, July 1, 2012	8,905,322	$89,845	$(408,499)	$7,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPVION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR SIX MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Common Stock
	Shares Outstanding	Amount	Paid-in Capital	Due from Parent	Accumulated Deficit	Accumulated Other Comprehensive Income

Balance, December 29, 2012	100	$10,500	$623,305	$(237,257)	$(754,779)	$5,322

Net loss	-	-	-	-	(16,752)	-
Other comprehensive income	-	-	-	-	-	217
Change in due from parent	-	-	-	(7,622)	-	-
Balance June 30, 2013	100	$10,500	$623,305	$(244,879)	$(771,531)	$5,539
					-
Balance, December 31, 2011	100	$10,500	$623,305	$(229,100)	$(606,328)	$13,024

Net loss	-	-	-	-	(111,836)	-
Other comprehensive loss	-	-	-	-	-	(5,551)
Change in due from parent	-	-	-	(5,207)	-	-
Balance, July 1, 2012	100	$10,500	$623,305	$(234,307)	$(718,164)	$7,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair statement of comprehensive loss for the three and six months ended June 30, 2013 and July 1, 2012, the cash flows for the six months ended June 30, 2013 and July 1, 2012 and financial position at June 30, 2013 and December 29, 2012 have been made. All adjustments made were of a normal recurring nature.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes the consolidated financial statements of Appvion, Inc., formally known as Appleton Papers Inc., and its 100%-owned subsidiaries (collectively “Appvion”) for each of the three years in the period ended December 29, 2012, which are included in the annual report on Form 10-K for the year ended December 29, 2012. The consolidated balance sheet data as of December 29, 2012, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

During fourth quarter 2012, the Company adopted mark-to-market accounting for its pension and other postretirement benefit plans. Under mark-to-market accounting, all actuarial gains and losses are immediately recognized in net periodic cost annually in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement during a fiscal year and, the market-related value of plan assets used in the cost calculations is equal to fair value. Under the Company’s previous accounting method, a portion of the actuarial gains and losses was deferred in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet and amortized into future periods. In addition, the previous method smoothed the investment gains and losses of the plan assets over a period of five years. While the Company’s historical policy of recognizing pension and other postretirement benefits expense was considered acceptable under accounting principles generally accepted in the United States, the Company believes this new policy to be preferable as it eliminates the delay in recognizing actuarial gains and losses within operating results. This change will also improve the transparency within the Company’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these actuarial gains and losses are actually incurred. All prior periods presented were retrospectively adjusted to reflect the period-specific effects of applying the new accounting policy.

In connection with this change in accounting policy for pension and other postretirement benefit plans, the Company also elected to change its method of accounting for certain costs included in inventory. The Company elected to exclude the amount of its pension and other postretirement benefit costs applicable to former employees from inventoriable costs. While the Company’s historical policy of including all pension and other postretirement benefits costs, excluding those charged directly to selling, general and administrative (“SG&A”) expenses, as a component of inventoriable costs was acceptable, it believes the new policy is preferable as inventoriable costs will only include costs that are directly attributable to current employees involved in the production of inventory. All prior periods presented were retrospectively adjusted to reflect the period-specific effects of applying the new accounting policy.

The effect of the accounting policy changes on the previously-reported results for the three and six months ended July 1, 2012 was a $1.9 million reduction in net loss and a $1.7 million reduction in net loss, respectively.

2.       RESTRUCTURING AND OTHER RELATED COSTS

On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of the agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years and includes successive five-year renewal terms unless either party gives notice of non-renewal.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio facility and move its carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, 314 jobs were eliminated at West Carrollton and 68 jobs added at the Appleton facility. The Company maintains its thermal coating operations at the West Carrollton facility. The Company recorded all associated restructuring expense and other related costs, totaling $106.0 million, during 2012. These include the following for the three and six months ended July 1, 2012 (dollars in thousands):

	For the Three	For the Six	Location on
	Months Ended	Months Ended	Statement of
	July 1, 2012	July 1, 2012	Comprehensive Loss

Employee termination benefits	$95	$25,531	Restructuring
Decommissioning expense	941	941	Restructuring
Accelerated depreciation	36,873	62,253	Cost of sales
Revaluation of inventory	1,117	11,078	Cost of sales
Loss on disposal of fixed assets	-	572	Cost of sales
	$39,026	$100,375

Of the costs recorded during second quarter 2012, $21.5 million were allocated to the carbonless papers segment and $17.5 million were allocated to the thermal papers segment. Of the costs recorded during the first six months of 2012, $55.2 million were allocated to the carbonless papers segment and $45.2 million were allocated to the thermal papers segment.

The table below summarizes the components of the restructuring reserve included in the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 29, 2012.

	December 29, 2012 Reserve	2013 Additions to Reserve	2013 Utilization	June 30, 2013 Reserve
Exit costs – equipment decommissioning	$765	$-	$(275)	$490
Employee termination benefits	18,454	-	(430)	18,024
	$19,219	$-	$(705)	$18,514

Employee termination benefits include severance as well as related benefits and pension costs. At June 30, 2013, $1.5 million of the total restructuring reserve was included in current liabilities and $17.0 million was included in other long-term liabilities. The Company expects any remaining charges for exit costs to be immaterial. It is estimated that cash of approximately $31 million remains to be paid as a result of ceasing papermaking operations at West Carrollton. Of this amount, it is expected that approximately $1 million will be paid during 2013. In addition, approximately $12 million will be disbursed over the next five years as a result of distributions from the Company’s stock fund to former West Carrollton employees terminated as a result of the restructuring. The remaining $18 million may be paid over the next five to 20 years.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of June 30, 2013		As of December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$27,324	$44,665	$26,275
Patents	7,808	7,808	7,808	7,808
Customer relationships	5,365	2,874	5,365	2,781
Subtotal	57,838	$38,006	57,838	$36,864
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$80,703		$80,703

Amortization expense for the three and six months ended June 30, 2013 was $0.5 million and $1.1 million, respectively. Amortization expense for the three and six months ended July 1, 2012 was $0.5 million and $1.1 million, respectively.

4.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	June 30, 2013	December 29, 2012
Finished goods	$55,175	$43,243
Raw materials, work in process, stores and spare parts	47,975	51,106
	$103,150	$94,349

Stores and spare parts inventory balances of $15.6 million and $15.9 million at June 30, 2013 and December 29, 2012, respectively, are valued at average cost and are included in raw materials, work in process, stores and spare parts. All other inventories are valued using the first-in, first-out (“FIFO”) method.

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	June 30, 2013	December 29, 2012
Land and improvements	$9,634	$9,634
Buildings and improvements	135,268	134,144
Machinery and equipment	668,257	663,915
Software	36,701	33,643
Capital leases	309	304
Construction in progress	12,304	8,631
	862,473	850,271
Accumulated depreciation	(620,347)	(607,006)
	$242,126	$243,265

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Depreciation expense for the three and six months ended June 30, 2013 and July 1, 2012 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
Depreciation Expense	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Cost of sales	$6,486	$45,674	$12,751	$80,123
Selling, general and administrative expenses	661	693	1,322	1,385
	$7,147	$46,367	$14,073	$81,508

Included in the depreciation expense above for the three and six months ended July 1, 2012, the Company recorded $36.9 million and $62.2 million of accelerated depreciation related to the decommissioning of papermaking assets at the West Carrollton, Ohio facility, respectively. These amounts were included in cost of sales on the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three months and six months ended July 1, 2012 and in accumulated depreciation as presented above.

6.       OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	June 30, 2013	December 29, 2012
Environmental indemnification receivable	$61,717	$65,000
Other	7,959	5,620
	$69,676	$70,620

The environmental indemnification receivables of $61.7 million and $65.0 million, noted above for the periods ended June 30, 2013 and December 29, 2012, respectively, represent an indemnification receivable from Arjo Wiggins Appleton Ltd, now known as Windward Prospects Ltd (“AWA”), as recorded on the Condensed Consolidated Balance Sheet of Paperweight Development Corp. and Subsidiaries and an indemnification receivable from PDC as recorded on the Condensed Consolidated Balance Sheet of Appvion, Inc. and Subsidiaries.

Other noncurrent assets for Paperweight Development Corp. and Subsidiaries consist of the following (dollars in thousands):

	June 30, 2013	December 29, 2012
Deferred debt issuance costs	$8,642	$7,736
Other	8,571	6,750
	$17,213	$14,486

Other noncurrent assets for Appvion, Inc. and Subsidiaries consist of the following (dollars in thousands):

	June 30, 2013	December 29, 2012
Deferred debt issuance costs	$8,642	$7,736
Other	8,559	6,738
	$17,201	$14,474

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	June 30, 2013	December 29, 2012
Compensation	$5,480	$14,800
Trade discounts	12,614	16,796
Workers’ compensation	8,846	4,875
Accrued insurance	1,739	1,896
Other accrued taxes	1,432	1,494
Postretirement benefits other than pension	3,248	3,248
Fox River Liabilities	61,717	65,000
Restructuring reserve	1,486	1,219
Other	5,929	10,307
	$102,491	$119,635

8.       NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation. ASU 2013-04 is effective for the Company's annual and interim periods beginning after December 15, 2013, though early adoption is permitted, and retrospective application is required for all prior periods presented. The Company is currently evaluating the effects, if any; the adoption will have on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The updated standard is effective prospectively for the Company's annual and interim periods beginning after December 15, 2012. As required, the Company adopted this guidance beginning in the first quarter ended March 31, 2013 and the disclosures have been included in its condensed consolidated financial statements in Note 18, Accumulated other Comprehensive Income.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” It provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, though early adoption is permitted. As required, the Company adopted this guidance beginning in the first quarter ended March 31, 2013, and there was no impact to the Company’s condensed consolidated financial statements as a result of adoption.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. It expands required disclosures related to the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. It requires disclosure of net and gross positions in covered financial instruments and derivative instruments which are either (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. To clarify the guidance provided in ASU 2011-11, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" in January 2013. It clarifies the scope of the guidance to include derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The Company will be required to adopt this guidance as of its fiscal year beginning December 29, 2013 and is evaluating the effects, if any; the adoption will have on its consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

9.      EMPLOYEE BENEFITS

The components of net periodic pension cost associated with the defined benefit pension plans include the following (dollars in thousands):
Pension Benefits	For the Three Months Ended June 30, 2013	For the Three Months Ended July 1, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended July 1, 2012
Net periodic benefit cost
Service cost	$1,299	$977	$2,598	$1,954
Interest cost	4,618	4,867	9,236	9,734
Expected return on plan assets	(6,029)	(5,443)	(12,058)	(10,886)
Amortization of prior service cost	121	122	243	244
Net periodic benefit cost	$9	$523	$19	$1,046

The Company expects to contribute $12.5 million to its defined benefit pension plan in 2013. The Company contributed $8.8 million to the plan during the first six months of 2013.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton, Ohio represented manufacturing employees, where the collective bargaining agreement expired April 1, 2012, as well as the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees in Kansas City and West Carrollton, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. This resulted in a full withdrawal from the multi-employer plan, for which, the Company recorded a $7.0 million expense in third quarter 2012 representing its estimated cost to satisfy its complete withdrawal liability under the terms of the plan’s trust agreement. This was in addition to the $18.0 million partial withdrawal liability recorded during first quarter 2012 due to the workforce reduction at the West Carrollton, Ohio plant resulting from the cessation of papermaking activities. The estimated obligation for the complete withdrawal liability was derived from available information, including but not limited to collective bargaining agreements, plan trust agreements, participation agreements, ERISA statutes, regulations and rulings, discussions with the plan trustee and discussions with legal counsel. Based on the analysis of available information, it is reasonably possible that the Company’s costs to satisfy its withdrawal liability, when ultimately settled with the plan, could range from $16 million up to $54 million, with a payment period extending up to 20 years. The likelihood of an outcome in excess of the $25 million accrued amount is significantly less than other possible outcomes within the range primarily due to plan provisions that implement statutory limits on the amount of annual payments and the maximum number of payment periods.

10.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The components of other postretirement benefit cost include the following (dollars in thousands):
Other Postretirement Benefits	For the Three Months Ended June 30, 2013	For the Three Months Ended July 1, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended July 1, 2012
Net periodic benefit cost
Service cost	$81	$94	$162	$187
Interest cost	375	470	750	940
Amortization of prior service credit	(519)	(650)	(1,038)	(1,300)
Curtailment gain	-	(3,726)	-	(3,726)
Net periodic benefit income	$(63)	$(3,812)	$(126)	$(3,899)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

11.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appleton Papers Inc. Long-Term Incentive Plan (“LTIP”). Effective January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU"). Both plans utilize phantom units. The value of a unit in the LTIP is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. The value of a unit in the RSU is based on the value of PDC common stock, as determined by the ESOP trustee. As of June 30, 2013, the fair market value of one share of PDC common stock is $17.85. All units under both the LTIP and RSU plans will vest immediately, and cash payment will be made upon a change in control as defined in the plans.

On January 2, 2013, 160,000 RSU units became fully vested and exercisable. In accordance with the plan, payment for these RSU’s was made on February 22, 2013. During first quarter 2013, 102,245 additional units were granted under the RSU plan. Due to terminations of employment, 3,500 unvested units were forfeited during the first six months of 2013. A balance of 207,925 RSU units remains as of June 30, 2013. Approximately $0.3 million and $0.6 million of expense, related to this plan, was recorded during the three- and six-month periods ended June 30, 2013. Approximately $1.0 million and $1.2 million of expense, related to this plan, was recorded during the three- and six-month periods ended July 1, 2012. During the first three months of 2013, 189,100 additional units were granted under the LTIP plan. Approximately $0.5 million and $0.7 million of expense, related to this plan, was recorded during the three- and six-month periods ended June 30, 2013. Approximately $1.6 million and $1.7 million of expense, related to this plan, was recorded during the three- and six-month periods ended July 1, 2012.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Approximately $0.1 million and $0.2 million was recorded as expense, related to this plan, for each of the three-month periods ended June 30, 2013 and July 1, 2012, respectively. Approximately $0.2 million and $0.3 million was recorded as expense, related to this plan, for each of the six-month periods ended June 30, 2013 and July 1, 2012, respectively.

12.      COMMITMENTS AND CONTINGENCIES

Lower Fox River

    Appvion Removed as a Potentially Responsible Party (“PRP”). On April 10, 2012, the United States District Court for the Eastern District of Wisconsin granted Appvion’s motion for summary judgment and dismissed all claims against Appvion in the enforcement action. The decision establishes that Appvion is no longer a PRP, no longer liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA” or “Superfund”), no longer considered a legal successor to NCR’s liabilities, and no longer required to comply with the 106 Order commanding remediation of the Lower Fox River. In addition, on July 3, 2012, the United States District Court for the Eastern District of Wisconsin determined that Appleton Coated Paper Company and NCR did not arrange for the disposal of hazardous waste within the meaning of CERCLA.

    The rulings do not affect Appvion’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appvion’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appvion and BAT have joint and several liability under the Arbitration. Appvion has initiated the dispute resolution procedures outlined in the 1998 agreement. Issues in dispute include the scope of Appvion’s liability under the agreement as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). The current carrying amount of Appvion’s liability under the Arbitration is $61.7 million, which represents Appvion’s best estimate of amounts to be paid for 2012 and 2013. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appvion with the same claim, seeking a declaration that BAT is indemnified by Appvion. Appvion intends to vigorously defend against this claim and has filed an application challenging the jurisdiction of the United Kingdom court.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Prior to the ruling in the above enforcement action, the United States Environmental Protection Agency (“EPA”) and Wisconsin Department of Natural Resources (“DNR”) claimed Appvion was a PRP with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin. Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. During this period, wastewater containing PCBs was discharged into the Lower Fox River from a publicly-owned treatment works, from the Combined Locks, Wisconsin paper mill and from other local industrial facilities. Wastewater from the Appleton plant was processed through the publicly-owned treatment works. Appvion purchased the Appleton plant and the Combined Locks, Wisconsin paper mill from NCR in 1978, long after the use of PCBs in the manufacturing process was discontinued. The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River pursuant to which certain of the PRPs commenced remediation in 2008. The various PRPs, including NCR, the EPA and the DNR continue to contest the scope, extent and costs of the remediation as well as the appropriate basis for determining the parties’ relative shares of the remediation cost.

The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appvion has recorded a $61.7 million environmental indemnification receivable as of June 30, 2013.

Estimates of Liability. The accrued Arbitration liability is derived from available information, including consideration of uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage (“NRD”) assessments, the evolving nature of remediation and restoration technologies and governmental policies, NCR’s share of liability relative to other PRPs and the extent of BAT’s performance under the Arbitration. Appvion believes NCR has paid more than its estimated share of the liability based on the assumptions below. Based on the analysis of available information, it is reasonably possible that the Company’s costs to satisfy its Arbitration liability, when ultimately settled, could range from $10 million to $310 million, with a payment period extending beyond ten years. The Company has recorded a liability of $61.7 million at June 30, 2013, which is its best estimate of the probable loss within this range. The Company believes the likelihood of an outcome in the upper end of the range is significantly less than other possible outcomes within the range. Interim legal determinations may periodically obligate NCR (and BAT and Appvion pursuant to the Arbitration) to fund portions of the cleanup costs to extents greater than NCR’s share as finally determined, and in such instances, Appvion may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

The following assumptions were used in evaluating Appvion’s Arbitration liability:

•	As of December 31, 2012, NCR has recorded an estimated liability of $115 million representing its portion of defense and liability costs with respect to the Lower Fox River;

•	Technical analyses contending that discharges from NCR’s former assets represent 8% to 10% of the total PCBs discharged by the PRPs;

•	Appvion’s and BAT’s joint and several responsibility for over half of the claims asserted against NCR and Appvion, based on the Arbitration and the Dispute Resolution;

•
Based on legal analyses and ongoing reviews of publicly-available financial information, Appvion believes that other PRPs will be required, and have adequate financial resources, to pay their respective shares of the remediation and NRD claims for the Lower Fox River; and

•	legal fees and other expenses.

Appvion believes its recorded liability reflects its best estimate of expected payments during 2013 under the Arbitration Agreement. While it is reasonably possible that Appvion may be responsible beyond 2013 for amounts under the Arbitration, payments beyond 2013 are not deemed probable because ongoing litigation, continuing negotiation, and the Dispute Resolution process could significantly affect Appvion’s future obligation under the Arbitration.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities.

Under the indemnification agreements, Appvion is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appvion paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. As of June 30, 2013, AWA has paid $276.8 million in connection with Fox River Liabilities. At June 30, 2013, PDC’s total indemnification receivable from AWA was $61.7 million, all of which is recorded in other current assets. At June 30, 2013, the total Appvion indemnification receivable from PDC was $61.7 million, all of which is recorded in other current assets.

In March 2008, Appvion received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009. The insurers appealed the final judgment. In June 2010, the Wisconsin Court of Appeals upheld the final judgment. Settlements have been negotiated between the insurers and Appvion. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appvion recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During 2011, Appvion received $6.2 million of these funds. During third quarter 2012, an additional environmental expense insurance recovery of $2.2 million was recorded as a separate line item within operating income on the Consolidated Statement of Comprehensive Loss and all remaining funds were received by Appvion in 2012.

The indemnification agreements negotiated with AWA are designed to ensure that Appvion will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities. This arrangement is working as designed and is expected to continue to protect Appvion with respect to the indemnified costs and expenses, based on Appvion’s review of the financial condition of AWA and estimates of Appvion’s liability. As earlier noted, Appvion’s ultimate liability pursuant to the Arbitration could prove to be significantly larger than the current carrying amount and potentially could exceed the financial capability of AWA. In the event Appvion is unable to secure payment from AWA or its former parent companies, Appvion may be liable for amounts pursuant to the Arbitration and these amounts may be material to Appvion.

West Carrollton

The West Carrollton, Ohio facility operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there may have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility and low levels of PCBs have been detected in the groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the West Carrollton facility.

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, the Company believes that it may be necessary to undertake remedial action in the future, although the Company is currently under no obligation to do so. The Company has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the West Carrollton facility. The cost for remedial action, which could include installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River, was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the West Carrollton facility property, the Great Miami River remediation and the Company’s share of these remediation costs, if any, and since the Company is currently under no obligation to undertake remedial action in the future, no provision has been recorded in its financial statements for estimated remediation costs. In conjunction with the acquisition of PDC by the ESOP in 2001, and as limited by the terms of the purchase agreement, AWA agreed to indemnify the Company for 50% of all environmental liabilities at West Carrollton up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton facility may be liable for all or part of the cost of remediation of historic PCB contamination.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Other

From time to time, the Company may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. The Company has successfully defended such claims, settling some for amounts which are not material to the business and obtaining dismissals in others. While the Company will vigorously defend itself and expects to prevail in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

Except as described above, and assuming the Company’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, the Company does not believe that any pending or threatened demands, claims, suits or other legal proceedings will have, individually or in the aggregate, a materially adverse effect on its business, financial condition and results of operations or cash flows.

13.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $0.6 million and $1.1 million for the three-month periods ended June 30, 2013 and July 1, 2012, respectively. The Company’s matching contributions charged to expense were $1.4 million and $1.8 million for the six-month periods ended June 30, 2013 and July 1, 2012, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 605,943 shares of PDC redeemable common stock were repurchased during the first six months of 2013 at an aggregate price of approximately $10.7 million. During the same period, the ESOP trustee purchased 94,067 shares of PDC redeemable common stock for an aggregate price of $1.6 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 81,592 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications and employee terminations, 526,234 shares of PDC redeemable common stock were repurchased during the first six months of 2012 at an aggregate price of approximately $8.6 million. During the same period, the ESOP trustee purchased 104,201 shares of PDC redeemable common stock for an aggregate price of $1.6 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 114,547 shares of redeemable common stock being issued.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period-end. Redeemable common stock is being accreted to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of June 30, 2013. As of this date, the fair market value of one share of PDC common stock was $17.85. For several semi-annual periods prior to year-end 2010, stock valuations resulted in decreases to the stock price. The impact of these reductions caused the Company to reduce redeemable common stock accretion by $2.1 million for the six months ended June 30, 2013. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $148 million has been determined. The redeemable common stock recorded book value as of June 30, 2013, was $72 million.

Similarly, redeemable common stock accretion was reduced by $2.6 million for the six months ended July 1, 2012. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $167 million was determined. The recorded book value of the redeemable common stock as of July 1, 2012, was $90 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

14.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risks from changes in foreign currency exchange rates or commodity prices. The fair values of all derivatives are recorded in the Condensed Consolidated Balance Sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $18.6 million as of June 30, 2013. These contracts have settlement dates extending through December 2013.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the collar price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At June 30, 2013, the hedged volumes of these contracts totaled 613,970 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2013.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. During first quarter 2012, there were two pulp swap contracts in place. The first swap had a hedge volume of 2,000 tons of pulp and was settled in February 2012. It was not designated as a hedge, and therefore, gains or losses due to changes in fair value were recorded in current period earnings. The second pulp hedge was designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge was deferred in accumulated other comprehensive income until the inventory containing the pulp was sold. This pulp hedge was settled as of September 30, 2012. As of June 30, 2013, there were no swap contracts in place.

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	June 30, 2013	December 29, 2012
Foreign currency exchange derivatives	Other current liabilities	$141	$1,014

Not Designated as a Hedge
Natural gas collar	Other current liabilities	23	43

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The following table presents the location and amount of losses (gains) on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2013 and July 1, 2012 and (gains) losses initially recognized in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets at the period-ends presented (dollars in thousands):

Designated as a Hedge	Statement of Comprehensive Loss Location	For the Three Months Ended June 30, 2013	For the Three Months Ended July 1, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended July 1, 2012
Foreign currency exchange derivatives	Net sales	$184	$ (987)	$291	$(1,583)

Losses (gains) recognized in accumulated other comprehensive income				119	(1,549)

Pulp fixed swap	Cost of sales	-	197	197	394

Pulp fixed swap	Other (income) expense	-	(40)	-	72

Losses recognized in accumulated other comprehensive income				-	558

Not Designated as a Hedge
Natural gas collar/fixed swap	Cost of sales	144	(83)	(20)	268
Pulp fixed swap	Cost of sales	-	-	-	10

For a discussion of the fair value of financial instruments, see Note 16, Fair Value Measurements.

15.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	June 30, 2013	December 29, 2012
Old revolving credit facility at approximately 4.25%	$-	$3,700
New revolving credit facility at approximately 5.00%	34,600	-
Secured variable rate industrial development bonds, 0.3% average interest rate at June 30, 2013, $2,650 due in 2013 and $6,000 due in 2027	8,650	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final payment due May 2017	4,700	5,210
State of Ohio loan at 3%, approximately $30 due monthly and final payment due May 2019	1,857	2,002
Columbia County, Wisconsin municipal debt due December 2019	300	300
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	4,290	305,000
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	(37)	(3,224)
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
First lien term loan at 5.75%, due June 2019	335,000	-
Unamortized discount on first lien term loan, due June 2019	(3,346)	-
	579,975	515,599
Less obligations due within one year	(61,935)	(3,975)
	$518,040	$511,624

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

On June 28, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities, reduce interest costs and increase financial flexibility and liquidity options. The refinancing included the execution of a new credit agreement providing for a $100 million five-year revolving line of credit due June 2018 and a $335 million first lien term loan due June 2019. The new line of credit replaced the five-year, $100 million revolving credit facility due February 2015. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Appvion’s borrowings under the revolving credit facility will bear interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum.

Proceeds from the $335 million first lien term loan, less expenses and discounts, were $326.3 million. These proceeds were used to redeem $300.7 million of the 10.5% senior secured first lien notes due June 2015, pay $1.1 million of interest due on the notes, pay $18.1 million of note premiums and costs associated with the note redemption, repay $6.0 million of the old revolver and pay $0.4 million of interest and fees due on the old revolver. The $18.1 million is included in debt extinguishment expense on the Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2013. Also as a result of the refinancing, $6.7 million of unamortized deferred debt issuance costs and original issue discount associated with the redeemed senior secured first lien notes and old revolver were written off and included in debt extinguishment expense.

The first lien term loan will bear interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of this variable rate debt using an interest swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019. The term loan will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on June 28, 2019. Also, within five business days after the year-end financial statements have been filed, Appvion shall prepay an aggregate principal amount of the term loan equal to the excess, if any, of (a) 50% of defined excess cash flow, provided that such percentage shall be reduced to (1) 25% based upon Appvion achieving a consolidated leverage ratio of less than 3.50 to 1.0 but greater than or equal to 2.50 to 1.0 and (2) 0% based upon Appvion achieving a consolidated leverage ratio of less than 2.50 to 1.0 minus (b) the aggregate amount of all prepayments of the revolving credit line which constitute permanent reductions of the revolving credit facility and all optional prepayments of the first lien term loan made during the year.

On July 31, 2013, Appvion redeemed the remaining $4.3 million of 10.5% senior secured first lien notes due June 2015, plus interest and $0.3 million of debt extinguishment expense.

The new credit agreement ranks senior in right of payment to all existing and future subordinated indebtedness of Appvion and is secured by security interests in substantially all of the property and assets of Appvion and the debt guarantors. As noted above, the maturity date of the revolving credit facility is June 28, 2018 and the maturity date of the first lien term loan is June 28, 2019. If any amount of the second lien notes remains outstanding on June 30, 2015, then the maturity date of the revolving credit facility shall automatically be deemed to be June 30, 2015 and if any amount of the second lien notes remains outstanding on September 15, 2015, the maturity date of the first lien term loan shall automatically be deemed to be September 15, 2015. The new credit agreement is unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. It contains affirmative and negative covenants customary for similar credit facilities, which among other things, requires Appvion to meet a minimum fixed charge coverage ratio under certain circumstances and restricts Appvion’s ability and the ability of Appvion’s subsidiaries, subject to certain exceptions, to incur additional indebtedness and liens, engage in sale and leaseback transactions, make investments, make loans and advances, transact certain asset sales, engage in mergers, acquisitions, consolidations, liquidations and dissolutions, pay dividends or make other payments in respect of equity interests and other restricted payments, engage in certain transactions with affiliates, limit capital expenditures and make prepayments, redemptions and repurchases of other indebtedness.

During the first six months of 2013, the Company made mandatory debt repayments of $0.7 million, plus interest, on its State of Ohio loans. Prior to the refinancing, Appvion had borrowed an additional $36.9 million, net, from the old revolving credit facility. This was repaid in full with $6.0 million of proceeds from the $335 million first lien term loan and $34.6 million of borrowing from the new revolving credit facility. As of June 30, 2013, the outstanding balance on the new revolving line of credit was $34.6 million. In addition, approximately $15.7 million of the new revolving credit facility was used to support outstanding letters of credit.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

During March 2012, the Company received the proceeds of a $0.3 million note issued to Appvion, Inc. by Columbia County, Wisconsin.

The first lien notes and the second lien notes, as amended, contain covenants that restrict Appvion’s ability and the ability of Appvion’s other guarantors to sell assets or merge or consolidate with or into other companies; borrow money; incur liens; pay dividends or make other distributions; make other restricted payments and investments; place restrictions on the ability of certain subsidiaries to pay dividends or other payments to Appvion; enter into sale and leaseback transactions; amend particular agreements relating to the transaction with former parent AWA and the ESOP; and enter into transactions with certain affiliates. These covenants are subject to important exceptions and qualifications set forth in the indenture governing the 11.25% second lien notes due 2015, as amended.

The senior subordinated notes, as amended, are unconditionally guaranteed by PDC and Rose Holdings Limited, subject to certain limitations.

The Company was in compliance with all debt covenants at June 30, 2013, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

16.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	June 30, 2013		December 29, 2012
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$32,195	$32,195	$32,356
Senior secured first lien notes payable	4,253	4,515	301,776	319,883
Second lien notes payable	161,766	179,560	161,766	175,516
First lien term loan	331,654	331,654	-	-
Revolving credit facility	34,600	34,600	3,700	3,700
State of Ohio loans	6,557	6,557	7,212	7,212
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	8,650	8,650	8,650	8,650
	$579,975	$598,031	$515,599	$547,617

The senior subordinated notes payable are not regularly traded in public markets so fair value was determined using Level 2 observable market inputs including pricing for similar debt. The senior secured first lien notes payable and the second lien notes payable are traded regularly in public markets and therefore, the fair value was determined using Level 1 inputs based on quoted market prices. The first lien term loan is not traded in public markets though, since it was executed on June 28, 2013, the fair value of this debt is equal to its carrying value. The fair value of the State of Ohio loans was determined using Level 2 observable market inputs including current rates for financial instruments of the same remaining maturity and similar terms. The industrial development bonds have a variable interest rate that reflects current market terms and conditions.

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of fair value as of June 30, 2013 and December 29, 2012.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

17.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest income, interest expense, debt extinguishment expense, foreign exchange (gain) loss and other (income) expense. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
Net sales	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Carbonless papers	$88,287	$106,329	$178,027	$219,876
Thermal papers	104,828	99,579	217,394	198,412
	193,115	205,908	395,421	418,288
Encapsys	12,950	12,865	26,068	26,194
Intersegment (A)	(4,565)	(4,872)	(9,155)	(10,951)
Total	$201,500	$213,901	$412,334	$433,531
Operating income (loss)
Carbonless papers	$8,889	$(13,495)	$19,683	$(40,750)
Thermal papers	12,104	(8,279)	18,530	(30,061)
	20,993	(21,774)	38,213	(70,811)
Encapsys	3,254	2,932	6,690	5,074
Unallocated corporate charges	(3,127)	(11,026)	(5,191)	(13,171)
Intersegment (A)	(681)	(700)	(1,391)	(1,641)
Total	$20,439	$(30,568)	$38,321	$(80,549)
Depreciation and amortization (B)
Carbonless papers	$3,851	$25,603	$7,506	$44,879
Thermal papers	3,354	20,577	6,709	35,982
	7,205	46,180	14,215	80,861
Encapsys	497	743	964	1,754
Unallocated corporate charges	17	16	36	36
Total	$7,719	$46,939	$15,215	$82,651

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to microencapsulated products provided internally for the production of carbonless papers.

(B)	Depreciation and amortization are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

During the three and six months ended July 1, 2012, the Company recorded $39.0 million and $100.4 million in restructuring expense and other costs related to the ceasing of papermaking operations at the West Carrollton, Ohio facility (see Note 2, Restructuring and Other Related Costs). The operating loss of the carbonless papers segment for the three and six months ended July 1, 2012 included $21.5 million and $55.2 million, respectively, of restructuring and other related charges and $17.5 million and $45.2 million, respectively, was allocated to the thermal papers segment. Unallocated corporate charges for the three and six months ended July 1, 2012 included $6.5 million and $6.9 million, respectively, of transaction costs for a discontinued business combination.

Of the $39.0 million and $100.4 million of restructuring and other related charges recorded during the three and six months ended July 1, 2012, $36.9 million and $62.2 million, respectively, was related to accelerated depreciation of the decommissioned papermaking assets. The carbonless papers segment was charged with $20.3 million and $34.2 million of this depreciation, respectively. The thermal papers segment was charged with $16.6 million and $28.0 million of this depreciation, respectively.

18.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the six months ended June 30, 2013 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total
Balance, December 29, 2012	$6,453	$(1,131)	$5,322

Other comprehensive income before reclassifications	-	524	524
Amounts reclassified from accumulated other comprehensive income	(795)	488	(307)
Net other comprehensive (loss) income	(795)	1,012	217
Balance, June 30, 2013	$5,658	$(119)	$5,539

The changes in accumulated other comprehensive income by component for the six months ended July 1, 2012 were as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total
Balance, December 31, 2011	$11,265	$1,759	$13,024

Other comprehensive income before reclassifications	-	420	420
Amounts reclassified from accumulated other comprehensive income	(4,782)	(1,189)	(5,971)
Net other comprehensive loss	(4,782)	(769)	(5,551)
Balance, July 1, 2012	$6,483	$990	$7,473

All amounts presented are net of tax.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Details about these reclassifications are as follows (dollars in thousands):

	Amounts Reclassified from
	Accumulated Other
	Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30, 2013	For the Three Months Ended July 1, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended July 1, 2012		Affected Line Item in Consolidated Statements of Comprehensive Loss
Changes in retiree plans
Amortization of prior service credit	$398	$4,254	$795	$4,782	(a)

Hedging activities
Foreign exchange contracts	$(184)	$987	$(291)	$1,583		Net sales
Commodity contracts	-	(197)	(197)	(394)		Cost of sales
	$(184)	$790	$(488)	$1,189

Total reclassifications for the period	$214	$5,044	$307	$5,971

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9, Employee Benefits, and Note 10, Postretirement Benefit Plans other than Pensions.

All amounts presented are net of tax.

19.      GUARANTOR FINANCIAL INFORMATION

Appvion (the “Issuer”) has issued senior subordinated notes, as amended, which are guaranteed by PDC (the “Parent Guarantor”), as well as by Rose Holdings Limited, a 100%-owned subsidiary of Appvion (the “Subsidiary Guarantor”).

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantor and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of June 30, 2013 and December 29, 2012, and for the three and six months ended June 30, 2013 and July 1, 2012. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

The first lien notes and the second lien notes, as amended, place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2013
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$6,083	$-	$470	$-	$6,553
Accounts receivable, net	-	86,426	-	4,571	-	90,997
Inventories	-	101,802	-	1,348	-	103,150
Due from parent	-	61,717	-	-	(61,717)	-
Other current assets	61,717	7,716	-	243	-	69,676
Total current assets	61,717	263,744	-	6,632	(61,717)	270,376

Property, plant and equipment, net	-	242,116	-	10	-	242,126
Investment in subsidiaries	(377,066)	14,247	-	-	362,819	-
Other assets	12	59,884	-	14	-	59,910
Total assets	$(315,337)	$579,991	$-	$6,656	$301,102	$572,412

LIABILITIES, REDEEMABLE COMMON STOCK, COMMON STOCK, PAID-IN CAPITAL, DUE FROM PARENT, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$-	$61,935	$-	$-	$-	$61,935
Accounts payable	-	65,738	-	69	-	65,807
Due to (from) parent and affiliated companies	61,717	9,741	-	(9,741)	(61,717)	-
Other accrued liabilities	-	101,579	-	2,081	-	103,660
Total current liabilities	61,717	238,993	-	(7,591)	(61,717)	231,402

Long-term debt	-	518,040	-	-	-	518,040
Other long-term liabilities	-	200,024	-	-	-	200,024
Redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive income	(377,054)	(377,066)	-	14,247	362,819	(377,054)

Total liabilities, redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive income	$(315,337)	$579,991	$-	$6,656	$301,102	$572,412

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 29, 2012
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$-	$1,593	$-	$258	$-	$1,851
Accounts receivable, net	-	88,111	-	4,569	-	92,680
Inventories	-	92,939	-	1,410	-	94,349
Due from parent	-	65,000	-	-	(65,000)	-
Other current assets	65,000	5,570	-	50	-	70,620
Total current assets	65,000	253,213	-	6,287	(65,000)	259,500

Property, plant and equipment, net	-	243,254	-	11	-	243,265
Investment in subsidiaries	(352,909)	14,216	-	-	338,693	-
Other assets	12	58,298	-	15	-	58,325
Total assets	$(287,897)	$568,981	$-	$6,313	$273,693	$561,090

LIABILITIES, REDEEMABLE COMMON STOCK, COMMON STOCK, PAID-IN CAPITAL, DUE FROM PARENT, ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$-	$3,975	$-	$-	$-	$3,975
Accounts payable	-	68,574	-	26	-	68,600
Due to (from) parent and affiliated companies	65,000	10,799	-	(10,799)	(65,000)	-
Other accrued liabilities	-	119,690	-	2,412	-	122,102
Total current liabilities	65,000	203,038	-	(8,361)	(65,000)	194,677

Long-term debt	-	511,624	-	-	-	511,624
Other long-term liabilities	-	207,228	-	458	-	207,686
Redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive income	(352,897)	(352,909)	-	14,216	338,693	(352,897)

Total liabilities, redeemable common stock, common stock, paid-in capital, due from parent, accumulated deficit and accumulated other comprehensive income	$(287,897)	$568,981	$-	$6,313	$273,693	$561,090

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$410,157	$-	$21,837	$(19,660)	$412,334
Cost of sales	-	311,016	-	19,927	(19,630)	311,313

Gross profit	-	99,141	-	1,910	(30)	101,021
Selling, general and administrative expenses	-	61,689	-	1,011	-	62,700

Operating income	-	37,452	-	899	(30)	38,321
Interest expense	-	29,749	-	-	-	29,749
Debt extinguishment expense	-	24,767	-	-	-	24,767
Loss in equity investments	16,752	24	-	-	(16,776)	-
Other (income) expense	-	(382)	-	737	25	380

(Loss) income before income taxes	(16,752)	(16,706)	-	162	16,721	(16,575)
Provision for income taxes	-	46	-	131	-	177

Net (loss) income	(16,752)	(16,752)	-	31	16,721	(16,752)

Other comprehensive income
Changes in retirement plans	(795)	(795)	-	-	795	(795)
Realized and unrealized gains on derivatives	1,012	1,012	-	-	(1,012)	1,012
Total other comprehensive income	217	217	-	-	(217)	217

Comprehensive (loss) income	$(16,535)	$(16,535)	$-	$31	$16,504	$(16,535)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JULY 1, 2012
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$434,114	$-	$25,556	$(26,139)	$433,531
Cost of sales	-	411,245	-	26,098	(25,911)	411,432

Gross profit (loss)	-	22,869	-	(542)	(228)	22,099
Selling, general and administrative expenses	-	75,145	-	1,031	-	76,176
Restructuring	-	26,472	-	-	-	26,472

Operating loss	-	(78,748)	-	(1,573)	(228)	(80,549)
Interest expense	-	30,267	-	-	(174)	30,093
Interest income	-	(12)	-	(174)	174	(12)
Loss in equity investments	111,836	1,779	-	-	(113,615)	-
Other expense	-	1,002	-	140	(76)	1,066

Loss before income taxes	(111,836)	(111,784)	-	(1,539)	113,463	(111,696)
Provision for income taxes	-	52	-	88	-	140

Net loss	(111,836)	(111,836)	-	(1,627)	113,463	(111,836)

Other comprehensive loss
Changes in retirement plans	(4,782)	(4,782)	-	-	4,782	(4,782)
Realized and unrealized losses on derivatives	(769)	(769)	-	-	769	(769)
Total other comprehensive loss	(5,551)	(5,551)	-	-	5,551	(5,551)

Comprehensive loss	$(117,387)	$(117,387)	$-	$(1,627)	$119,014	$(117,387)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2013
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$200,633	$-	$10,630	$(9,763)	$201,500
Cost of sales	-	148,558	-	9,690	(9,531)	148,717

Gross profit	-	52,075	-	940	(232)	52,783
Selling, general and administrative expenses	-	31,871	-	473	-	32,344

Operating income	-	20,204	-	467	(232)	20,439
Interest expense	-	14,788	-	-	-	14,788
Debt extinguishment expense	-	24,767	-	-	-	24,767
Loss in equity investments	18,895	392	-	-	(19,287)	-
Other (income) expense	-	(868)	-	440	97	(331)

(Loss) income before income taxes	(18,895)	(18,875)	-	27	18,958	(18,785)
Provision for income taxes	-	20	-	90	-	110

Net loss	(18,895)	(18,895)	-	(63)	18,958	(18,895)

Other comprehensive loss
Changes in retirement plans	(398)	(398)	-	-	398	(398)
Realized and unrealized losses on derivatives	(282)	(282)	-	-	282	(282)
Total other comprehensive loss	(680)	(680)	-	-	680	(680)

Comprehensive loss	$(19,575)	$(19,575)	$-	$(63)	$19,638	$(19,575)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 1, 2012
(unaudited)
(dollars in thousands)

	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$-	$213,735	$-	$13,091	$(12,925)	$213,901
Cost of sales	-	201,048	-	13,031	(12,822)	201,257

Gross profit	-	12,687	-	60	(103)	12,644
Selling, general and administrative expenses	-	41,643	-	533	-	42,176
Restructuring	-	1,036	-	-	-	1,036

Operating loss	-	(29,992)	-	(473)	(103)	(30,568)
Interest expense	-	15,165	-	-	(79)	15,086
Interest income	-	-	-	(79)	79	-
Loss in equity investments	46,950	883	-	-	(47,833)	-
Other expense	-	880	-	449	(108)	1,221

Loss before income taxes	(46,950)	(46,920)	-	(843)	47,838	(46,875)
Provision for income taxes	-	30	-	45	-	75

Net loss	(46,950)	(46,950)	-	(888)	47,838	(46,950)

Other comprehensive loss
Changes in retirement plans	(4,254)	(4,254)	-	-	4,254	(4,254)
Realized and unrealized gains on derivatives	536	536	-	-	(536)	536
Total other comprehensive loss	(3,718)	(3,718)	-	-	3,718	(3,718)

Comprehensive loss	$(50,668)	$(50,668)	$-	$(888)	$51,556	$(50,668)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES AND APPVION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013
(unaudited)
(dollars in thousands)
	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(16,752)	$(16,752)	$-	$31	$16,721	$(16,752)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	-	15,214	-	1	-	15,215
Other	-	10,031	-	737	-	10,768
Change in assets and liabilities, net	21,467	(41,510)	-	(1,615)	(16,721)	(38,379)
Net cash provided (used) by operating activities	4,715	(33,017)	-	(846)	-	(29,148)
Cash flows from investing activities:
Proceeds from sale of equipment	-	6	-	-	-	6
Additions to property, plant and equipment	-	(10,457)	-	-	-	(10,457)

Net cash used by investing activities	-	(10,451)	-	-	-	(10,451)
Cash flows from financing activities:
Payments of senior secured first lien notes payable	-	(300,710)	-	-	-	(300,710)
Proceeds from first lien term loan	-	331,650	-	-	-	331,650
Debt acquisition costs	-	(6,364)	-	-	-	(6,364)
Payments relating to capital lease obligations	-	(44)	-	-	-	(44)
Proceeds from old revolving line of credit	-	155,300	-	-	-	155,300
Payments of old revolving line of credit	-	(159,000)	-	-	-	(159,000)
Proceeds from new revolving line of credit	-	34,600	-	-	-	34,600
Payments of State of Ohio loans	-	(654)	-	-	-	(654)
Due to (from) parent and affiliated companies, net	4,339	(5,397)	-	1,058	-	-
Proceeds from issuance of redeemable common stock	1,651	-	-	-		1,651
Payments to redeem common stock	(10,705)	-	-	-	-	(10,705)
Decrease in cash overdraft	-	(1,410)	-	-	-	(1,410)
Net cash (used) provided by financing activities	(4,715)	47,971	-	1,058	-	44,314

Effect of foreign exchange rate changes on cash and cash equivalents	-	(13)	-	-	-	(13)
Change in cash and cash equivalents	-	4,490	-	212	-	4,702
Cash and cash equivalents at beginning of period	-	1,593	-	258	-	1,851
Cash and cash equivalents at end of period	$-	$6,083	$-	$470	$-	$6,553

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES AND APPVION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 1, 2012
(unaudited)
(dollars in thousands)
	Parent		Subsidiary	Non-Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(111,836)	$(111,836)	$-	$(1,627)	$113,463	$(111,836)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	-	82,649	-	2	-	82,651
Other	-	14,828	-	140	-	14,968
Change in assets and liabilities, net	117,102	(7,643)	-	(1,456)	(113,463)	(5,460)
Net cash provided (used) by operating activities	5,266	(22,002)	-	(2,941)	-	(19,677)
Cash flows from investing activities:
Proceeds from sale of equipment	-	2	-	-	-	2
Additions to property, plant and equipment	-	(4,385)	-	-	-	(4,385)

Net cash used by investing activities	-	(4,383)	-	-	-	(4,383)
Cash flows from financing activities:
Payments relating to capital lease obligation	-	(24)	-	-	-	(24)
Proceeds from revolving line of credit	-	136,150	-	-	-	136,150
Payments of revolving line of credit	-	(104,000)	-	-	-	(104,000)
Payments of State of Ohio loans	-	(620)	-	-	-	(620)
Proceeds from municipal debt	-	300	-	-	-	300
Due to (from) parent and affiliated companies, net	1,729	(4,686)	-	2,957	-	-
Proceeds from issuance of redeemable common stock	1,564	-	-	-	-	1,564
Payments to redeem common stock	(8,559)	-	-	-	-	(8,559)
Decrease in cash overdraft	-	(4,635)	-	-	-	(4,635)
Net cash (used) provided by financing activities	(5,266)	22,485	-	2,957	-	20,176

Effect of foreign exchange rate changes on cash and cash equivalents	-	(7)	-	-	-	(7)
Change in cash and cash equivalents	-	(3,907)	-	16	-	(3,891)
Cash and cash equivalents at beginning of period	-	6,688	-	553	-	7,241
Cash and cash equivalents at end of period	$-	$2,781	$-	$569	$-	$3,350

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appvion, Inc., formerly known as Appleton Papers Inc., and its 100%-owned subsidiaries (collectively “Appvion”).

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appvion for the quarter ended June 30, 2013. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. Reference should also be made to the Annual Report on Form 10-K for the year ended December 29, 2012, the consolidated financial statements and related notes included therein.

On June 28, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities, reduce interest costs and increase financial flexibility and liquidity options. The refinancing included the execution of a new credit agreement providing for a $100 million five-year revolving line of credit due June 2018 and a $335 million first lien term loan due June 2019. The new line of credit replaced the five-year, $100 million revolving credit facility due February 2015. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Appvion’s borrowings under the revolving credit facility will bear interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum.

Proceeds from the $335 million first lien term loan, less expenses and discounts, were $326.3 million. These proceeds were used to redeem $300.7 million of the 10.5% senior secured first lien notes due June 2015, pay $1.1 million of interest due on the notes, pay $18.1 million of note premiums and costs associated with the note redemption, repay $6.0 million of the old revolver and pay $0.4 million of interest and fees due on the old revolver. The $18.1 million is included in debt extinguishment expense on the Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2013. Also as a result of the refinancing, $6.7 million of unamortized deferred debt issuance costs and original issue discount associated with the redeemed senior secured first lien notes and old revolver were written off and included in debt extinguishment expense. The first lien term loan will bear interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019. For further information, see the Cash Flows from Financing Activities in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 15, Long-term Obligations, of Notes to Condensed Consolidated Financial Statements.

On July 31, 2013, Appvion redeemed the remaining $4.3 million of 10.5% senior secured first lien notes due June 2015, plus interest and $0.3 million of debt extinguishment expense.

During fourth quarter 2012, the Company adopted mark-to-market accounting for its pension and other postretirement benefit plans. Under mark-to-market accounting, all actuarial gains and losses are immediately recognized in net periodic cost annually in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement during a fiscal year and, the market-related value of plan assets used in the cost calculations is equal to fair value. Under the Company’s previous accounting method, a portion of the actuarial gains and losses was deferred in accumulated other comprehensive loss on the Consolidated Balance Sheet and amortized into future periods. In addition, the previous method smoothed the investment gains and losses of the plan assets over a period of five years. While the Company’s historical policy of recognizing pension and other postretirement benefits expense was considered acceptable under accounting principles generally accepted in the United States, the Company believes this new policy to be preferable as it eliminates the delay in recognizing actuarial gains and losses within operating results. This change will also improve the transparency within the Company’s operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these actuarial gains and losses are actually incurred. All prior periods presented were retrospectively adjusted to reflect the period-specific effects of applying the new accounting policy. See Note 1, Basis of Presentation, for further details relating to this accounting policy change.

In connection with this change in accounting policy for pension and other postretirement benefit plans, the Company also elected to change its method of accounting for certain costs included in inventory. The Company elected to exclude the amount of its pension and other postretirement benefit costs applicable to former employees from inventoriable costs. While the Company’s historical policy of including all pension and other postretirement benefits costs, excluding those charged directly to selling, general and administrative ("SG&A") expenses, as a component of inventoriable costs was acceptable, it believes the new policy is preferable as inventoriable costs will only include costs that are directly attributable to current employees involved in the production of inventory. All prior periods presented were retrospectively adjusted to reflect the period-specific effects of applying the new accounting policy. See Note 1, Basis of Presentation, for further details relating to this accounting policy change.

Financial Highlights

Second quarter 2013 net sales of $201.5 million were $12.4 million, or 5.8%, lower than second quarter 2012 net sales. Overall, second quarter 2013 shipment volumes were approximately 9% lower than the same period last year. Current quarter thermal papers net sales of $104.8 million were $5.2 million, or 5.3%, higher than second quarter 2012 net sales on a volume increase of approximately 7%. Second quarter 2013 carbonless papers sales of $88.3 million were $18.0 million, or 17.0%, lower than prior year net sales for the quarter on a volume decrease of approximately 21%. Over half of the decrease in both net sales and volume was attributable to discontinuing sales into certain non-strategic international markets. Second quarter 2013 Encapsys® total net sales of $13.0 million were flat when compared to second quarter 2012 net sales though external net sales were 4.9% higher than the prior year quarter on flat sales volumes.

As a result of the cessation of papermaking operations in West Carrollton, Ohio, the Company recorded $39.0 million of restructuring expense and other related costs during second quarter 2012. Of this amount, non-cash charges totaling $38.0 million, for accelerated depreciation and inventory revaluation, were recorded in cost of sales. This accounted for a majority of the $52.6 million decrease in second quarter 2013 cost of sales as compared to second quarter 2012. The remaining $1.0 million of second quarter 2012 restructuring expense and other related costs was for employee termination costs and fixed asset decommissioning expense and was recorded as restructuring within SG&A expenses.

Second quarter 2013 SG&A expenses were $9.8 million, or 23.2%, less than the previous year quarter largely due to reduced expense associated with incentive compensation and deferred compensation as well as lower distribution costs. In addition, second quarter 2012 spending included $6.5 million of costs associated with the discontinued business combination transaction.

As a result of the June 2013 voluntary refinancing, the Company recorded $24.8 million of debt extinguishment expense.

The Company recorded a net loss in second quarter 2013 of $18.9 million compared to a net loss of $47.0 million in second quarter 2012.

Comparison of Unaudited Results of Operations for the Quarters Ended June 30, 2013 and July 1, 2012

Paperweight Development Corp. and Subsidiaries and Appvion, Inc. and Subsidiaries

For the Quarter Ended
June 30,	July 1,	Increase
2013	2012	(Decrease)
(dollars in millions)

Net sales	$201.5	$213.9	-5.8%
Cost of sales	148.7	201.3	-26.1%

Gross profit	52.8	12.6	319.0%

Selling, general and administrative expenses	32.4	42.2	-23.2%
Restructuring	-	1.0	-100.0%

Operating income (loss)	20.4	(30.6)	166.7%

Interest expense, net	14.7	15.1	-2.6%
Debt extinguishment expense	24.8	-	n	m
Other non-operating (income) expense, net	(0.3)	1.2	125.0%

Loss before income taxes	(18.8)	(46.9)	59.9%
Provision for income taxes	0.1	0.1	-
Net loss	$(18.9)	$(47.0)	59.8%
Comparison as a percentage of net sales
Cost of sales	73.8%	94.1%	-20.3%
Gross margin	26.2%	5.9%	20.3%
Selling, general and administrative expenses	16.1%	19.7%	-3.6%
Operating margin	10.1%	-14.3%	24.4%
Loss before income taxes	-9.3%	-21.9%	12.6%
Net loss	-9.4%	-22.0%	12.6%

Net sales for second quarter 2013 were $201.5 million, a decrease of $12.4 million, or 5.8%, compared to the prior year period. Though thermal papers net sales were up 5.3%, carbonless papers net sales were down 17.0% and Encapsys sales were flat. Within the paper business, shipment volumes were lower by approximately 9%.

Second quarter 2013 operating income of $20.4 million improved from a second quarter 2012 operating loss of $30.6 million. Second quarter 2012 operating results included $39.0 million of restructuring expense and other costs related to ceasing papermaking operations in West Carrollton, Ohio. This $39.0 million charge included restructuring expense of $1.0 million for employee termination costs and fixed asset decommissioning expense and a $38.0 million non-cash charge to cost of sales for accelerated depreciation and inventory revaluation to lower of cost or market. The Company’s financial results for second quarter 2013 were positively impacted by improved product mix of $1.9 million, $2.3 million of which was in the carbonless segment, and favorable raw materials and utilities pricing of $0.5 million. A $3.4 million reduction in manufacturing costs included lower transition costs related to the 15-year base paper supply agreement, as well as lower depreciation expense, offsetting unfavorable manufacturing operations. This was partially offset by reduced operating income of $3.0 million resulting from lower shipment volumes. Second quarter 2013 SG&A expenses were $9.8 million lower than the previous year quarter due to reduced expense associated with incentive compensation and deferred compensation as well as lower distribution costs. In addition, second quarter 2012 spending included $6.5 million of costs associated with the discontinued business combination transaction.

The Company recorded a net loss in second quarter 2013 of $18.9 million compared to a net loss of $47.0 million in second quarter 2012. In addition to the items noted above, as a result of the June 2013 voluntary refinancing, the Company recorded $24.8 million of debt extinguishment expense. Non-operating income of $0.3 million was recorded during second quarter 2013, compared to $1.2 million of non-operating expense for the same quarter last year, largely due to a $1.6 million swing in foreign currency exchange.

Comparison of Unaudited Results of Operations for the Six Months Ended June 30, 2013 and July 1, 2012

Paperweight Development Corp. and Subsidiaries and Appvion, Inc. and Subsidiaries

For the Six Months Ended
June 30,	July 1,	Increase
2013	2012	(Decrease)
(dollars in millions)

Net sales	$412.3	$433.5	-4.9%
Cost of sales	311.3	411.4	-24.3%

Gross profit	101.0	22.1	357.0%

Selling, general and administrative expenses	62.7	76.1	-17.6%
Restructuring	-	26.5	-100.0%

Operating income (loss)	38.3	(80.5)	147.6%

Interest expense, net	29.7	30.1	-1.3%
Debt extinguishment expense	24.8	-	n	m
Other non-operating expense, net	(0.4)	1.0	-60.0%

Loss before income taxes	(16.6)	(111.6)	85.1%
Provision for income taxes	0.2	0.2	-
Net loss	$(16.8)	$(111.8)	85.0%
Comparison as a percentage of net sales
Cost of sales	75.5%	94.9%	-19.4%
Gross margin	24.5%	5.1%	19.4%
Selling, general and administrative expenses	15.2%	17.6%	-2.4%
Operating margin	9.3%	-18.6%	27.9%
Loss before income taxes	-4.0%	-25.7%	21.7%
Net loss	-4.1%	-25.8%	21.7%

    Net sales for the first six months of 2013 were $412.3 million, a decrease of $21.2 million, or 4.9%, compared to the first six months of 2012. Net sales growth of 9.6% within the thermal papers segment, on a shipment volume increase of approximately 11%, partially offset lower net sales and shipment volumes within the carbonless papers business segment and flat net sales and lower shipment volumes of approximately 2% within the Encapsys segment. The Company also recorded a $2.1 million benefit resulting from favorable pricing.

Operating income of $38.3 million was recorded for the first six months of 2013. This compared to an operating loss of $80.5 million for the same period last year. Improved product mix, favorable raw materials and utilities pricing and favorable manufacturing costs, which included lower transition costs related to the 15-year base paper supply agreement, as well as lower depreciation expense, improved current year operating income by $10.1 million. That improvement was partially offset by a $4.7 million reduction of operating income due to lower shipment volumes. The first half 2012 operating loss included $100.4 million of restructuring expense and other costs related to ceasing papermaking operations in West Carrollton, Ohio. Noncash expense of $62.2 million for accelerated depreciation related to the decommissioning of papermaking assets as well as an $11.1 million noncash write-down of papermaking stores and spare parts inventories to lower of cost or market were included in cost of sales. A $0.6 million noncash write-off of construction in progress was also included in cost of sales. Year-to-date 2012 restructuring expense of $26.5 million included $25.6 million of employee termination benefits, including severance, related benefits and pension costs and $0.9 million of decommissioning costs. Year-to-date 2013 SG&A expenses were $13.4 million lower than the same previous year period due to reduced expense associated with incentive compensation, deferred compensation and benefits expense as well as lower distribution costs. In addition, prior year SG&A expenses included $6.9 million of business combination transaction costs.

The Company reported a net loss of $16.8 million for the first six months of 2013 compared to a net loss of $111.8 million reported last year. The 2013 loss included $24.8 million of debt extinguishment expense recorded as a result of the June 2013 voluntary refinancing. The net loss for the first six months of 2012 included $105.1 million of restructuring expense and other costs related to West Carrollton and the overall transition to the base paper supply agreement, as well as the $6.9 million of business combination transaction costs.

Business Segment Discussion

Second quarter 2013 net sales within the Company’s paper business were $193.1 million or $12.8 million lower than second quarter 2012 net sales. First half 2013 net sales within the Company’s paper business were $395.4 million or $22.9 million lower than the same period last year. Second quarter 2013 operating income of $21.0 million compared to a second quarter 2012 operating loss of $21.8 million. First half 2013 operating income of $38.2 million compared to a first half 2012 operating loss of $70.8 million. The year-on-year operating income variance was the result of the following (dollars in millions):

	For the Three Months Ended June 30, 2013 v.	For the Six Months Ended June 30, 2013 v.
	the Three Months Ended July 1, 2012	the Six Months Ended July 1, 2012
Restructuring and other related costs	$39.0	$100.4
Favorable price and mix	1.6	7.7
Favorable raw materials and utilities pricing	.7	3.2
Lower selling, general and administrative expense and other	1.3	2.7
Favorable manufacturing costs	2.9	.3
Lower shipment volumes	(2.7)	(5.3)
	$42.8	$109.0

Carbonless Papers

•
Second quarter 2013 carbonless net sales totaled $88.3 million, a decrease of $18.0 million, or 17.0%, from prior year. Shipment volumes during second quarter 2013 were approximately 21% lower than the same period last year. Over half of this decline in both net sales and volume was the result of the Company’s 2012 decision to discontinue selling carbonless papers into certain non-strategic international markets. Softer markets, especially internationally, contributed to the remainder of the decline. During the first six months of 2013, carbonless net sales totaled $178.0 million, a decrease of $41.9 million, or 19.0% from prior year. On a year-to-date basis, 2013 carbonless shipment volumes were approximately 24% lower than last year. Discontinuing sales into certain non-strategic international markets reduced carbonless shipment volumes by approximately 12% year-to-date. Softer markets, especially internationally, as well as the expected overall downward trend of the carbonless market, contributed to the remainder of the decline. During the first six months of 2013, the negative impact of lower shipment volumes was partially offset by the benefit realized from favorable pricing.

•
Second quarter 2013 carbonless papers operating income of $8.9 million compared to a $13.5 million operating loss reported in second quarter 2012. Second quarter 2013 operating results were positively impacted by favorable mix of $2.3 million while last year’s quarter included restructuring and other related costs of $21.5 million. During the first six months of 2013, operating income of $19.7 million was reported compared to a $40.7 million operating loss for the same period in 2012. The prior year six-month operating loss included $55.2 million of restructuring and other related costs.

Thermal Papers

•
Second quarter 2013 thermal papers net sales totaled $104.8 million, an increase of $5.2 million, or 5.3%, over the same prior year period. Shipment volumes were up for the period by over 7% when compared to second quarter 2012. Receipt paper volumes grew by approximately 8% over the previous year second quarter. Moreover, demand for tag, label and entertainment (“TLE”) products remains solid and accounted for an increase in shipment volumes of nearly 7%. During the first six months of 2013, thermal papers net sales totaled $217.4 million, an increase of $19.0 million, or 9.6% from prior year. On a year-to-date basis, 2013 thermal shipment volumes were approximately 11% higher than last year, with receipt paper volumes growing by over 15% and TLE volumes increasing 7%.

•
The thermal papers segment recorded operating income of $12.1 million for second quarter 2013. This compared to a second quarter 2012 operating loss of $8.3 million which included $17.5 million of restructuring and other related charges. During the first six months of 2013, operating income of $18.5 million was reported compared to a $30.1 million operating loss for the same period in 2012. The prior year six-month operating loss included $45.2 million of restructuring and other related costs.

Encapsys

•
Encapsys second quarter 2013 net sales of $13.0 million were flat when compared to second quarter 2012. Current quarter external net sales were 4.9% higher whereas sales volumes shipped to external markets were flat. Year-to-date 2013 net sales of $26.1 million were also flat compared to the same six-month period last year. Current year-to-date external net sales were 11.0% higher on increased external shipment volumes of nearly 9%.

•
Encapsys second quarter 2013 operating income was $3.3 million compared to $2.9 million during the same quarter of 2012. Operating income for the six months ended June 30, 2013 was $6.7 million. During the same period last year, Encapsys reported operating income of $5.1 million. Both current year periods benefited from favorable product mix and favorable manufacturing costs.

Unallocated Corporate Charges

•
Unallocated corporate charges totaled $3.1 million for second quarter 2013 and $11.0 million for second quarter 2012. The prior year quarter spending included $6.5 million of discontinued business combination transaction costs. Year-to-date 2013 expense was $5.1 million compared to $13.2 million for the first six months of 2012. Prior year spending included $6.9 million of costs associated with the discontinued business combination transaction.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and available borrowings under its revolving credit facility. The Company expects that cash on hand, internally generated cash flow and available credit from its revolving credit facility, will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At June 30, 2013, the Company had $6.6 million of cash and approximately $49.7 million of unused borrowing capacity under its revolving credit facility. The revolving credit facility had an outstanding balance of $34.6 million and net debt (total debt less cash) was $573.4 million. Net debt increased $59.7 million since year-end 2012 as significant cash payments during the first six months of 2013 included $29.1 million of debt interest, $23.9 million of refinancing costs, $9.1 million of net redemptions of common stock and $8.8 million of contributions to the pension plan.

The Company was in compliance with all debt covenants at June 30, 2013, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities-Paperweight Development Corp. and Subsidiaries. Net cash used by operating activities during the first six months of 2013 was $29.1 million compared to $19.7 million of net cash used during the same six-month period last year. Net loss of $16.8 million, adjusted for non-cash charges, provided $2.6 million in operating cash for the period. Non-cash charges included $15.2 million of depreciation and amortization, $1.4 million of non-cash employer matching contributions to the KSOP and $2.8 million of other non-cash charges. Net loss was also adjusted for $24.8 million of debt extinguishment expense, which included an $18.1 million payment of debt retirement premium, related to the June 2013 voluntary refinancing. An increase in working capital used $28.1 million of cash. A decrease in the pension liability, which included $8.8 million of pension plan contributions, resulted in a $9.0 million net use of cash. Other uses of cash totaled $1.3 million.

The primary component of the change in working capital was an $18.6 million decrease in accounts payable and other accrued liabilities. During the current year period there was a $9.3 million reduction in accrued compensation largely due to the first quarter payment of bonuses earned in 2012, a $4.2 million reduction in accrued customer rebates due to the payment of rebates earned in 2012, and a $2.9 million payment of vested deferred compensation. Also during the six months ended June 30, 2013, cash was used as inventories increased $8.9 million as a result of seasonal inventory builds and generally softer markets. Other components of the change in working capital were a $1.8 million decrease in accounts receivable as well as a $2.4 million increase in other current assets.

Cash Flows from Operating Activities-Appvion, Inc. and Subsidiaries. Net cash used by operating activities during the first half of 2013 was $33.8 million. Cash used by operating activities during first half 2012 was $24.9 million. As Appvion is the primary operating subsidiary of the Company, a majority of the components of cash flows from operating activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. Under an arbitration award with NCR related to remediation of the Lower Fox River, Appvion agreed to share defense and liability costs with NCR and therefore the funding under this agreement is included in operating activities. This is the main driver of the additional changes in cash flows from operating activities.

Cash Flows from Investing Activities-Paperweight Development Corp and Subsidiaries and Appvion, Inc. and Subsidiaries. During the first six months of 2013, $10.5 million of cash was used for investing activities, all of which was for the acquisition of property, plant and equipment. This compares to $4.4 million used during first half 2012, all of which was used for the acquisition of property, plant and equipment.

Cash Flows from Financing Activities-Paperweight Development Corp. and Subsidiaries. Net cash provided by financing activities during first half 2013 was $44.3 million compared to $20.2 million of cash provided during the prior year. During the first six months of 2013, the Company made mandatory debt repayments of $0.7 million, plus interest, on its State of Ohio loans. The Company also borrowed $155.3 million and repaid $159.0 million on its old revolving credit facility, as amended.

First half 2013 proceeds from the issuance of PDC redeemable common stock totaled $1.6 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2013. Payments to redeem PDC stock were $10.7 million during this same period of 2013.

Cash overdrafts decreased $1.4 million during the first half of 2013. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

On June 28, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities, reduce interest costs and increase financial flexibility and liquidity options. The refinancing included the execution of a new credit agreement providing for a $100 million five-year revolving line of credit due June 2018 and a $335 million first lien term loan due June 2019. The new line of credit replaced the five-year, $100 million revolving credit facility due February 2015. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Appvion’s borrowings under the revolving credit facility will bear interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum.

Proceeds from the $335 million first lien term loan, less expenses and discounts, were $326.3 million. These proceeds were used to redeem $300.7 million of the 10.5% senior secured first lien notes due June 2015, pay $1.1 million of interest due on the notes, pay $18.1 million of note premiums and costs associated with the note redemption, repay $6.0 million of the old revolver and pay $0.4 million of interest and fees due on the old revolver. The $18.1 million is included in debt extinguishment expense on the Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2013. In addition, there was a cash outlay of $6.4 million for debt acquisition costs. As a result of the refinancing, $6.7 million of unamortized deferred debt issuance costs and original issue discount associated with the redeemed senior secured first lien notes and old revolver were written off and included in debt extinguishment expense.

The first lien term loan will bear interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of this variable rate debt using an interest swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019. The term loan will amortize in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on June 28, 2019. Also, within five business days after the year-end financial statements have been filed, Appvion shall prepay an aggregate principal amount of the term loan equal to the excess, if any, of (a) 50% of defined excess cash flow, provided that such percentage shall be reduced to (1) 25% based upon Appvion achieving a consolidated leverage ratio of less than 3.50 to 1.0 but greater than or equal to 2.50 to 1.0 and (2) 0% based upon Appvion achieving a consolidated leverage ratio of less than 2.50 to 1.0 minus (b) the aggregate amount of all prepayments of the revolving credit line which constitute permanent reductions of the revolving credit facility and all optional prepayments of the first lien term loan made during the year.

On July 31, 2013, Appvion redeemed the remaining $4.3 million of 10.5% senior secured first lien notes due June 2015, plus interest and $0.3 million of debt extinguishment expense.

The new credit agreement ranks senior in right of payment to all existing and future subordinated indebtedness of Appvion and is secured by security interests in substantially all of the property and assets of Appvion and the debt guarantors. As noted above, the maturity date of the revolving credit facility is June 28, 2018 and the maturity date of the first lien term loan is June 28, 2019. If any amount of the second lien notes remains outstanding on June 30, 2015, then the maturity date of the revolving credit facility shall automatically be deemed to be June 30, 2015 and if any amount of the second lien notes remains outstanding on September 15, 2015, the maturity date of the first lien term loan shall automatically be deemed to be September 15, 2015. The new credit agreement is unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. It contains affirmative and negative covenants customary for similar credit facilities, which among other things, requires Appvion to meet a minimum fixed charge coverage ratio under certain circumstances and restricts Appvion’s ability and the ability of Appvion’s subsidiaries, subject to certain exceptions, to incur additional indebtedness and liens, engage in sale and leaseback transactions, make investments, make loans and advances, transact certain asset sales, engage in mergers, acquisitions, consolidations, liquidations and dissolutions, pay dividends or make other payments in respect of equity interests and other restricted payments, engage in certain transactions with affiliates, limit capital expenditures and make prepayments, redemptions and repurchases of other indebtedness.

Cash Flows from Financing Activities-Appvion,  Inc. and Subsidiaries. Net cash provided by financing activities during first half 2013 was $49.0 million compared to cash provided of $25.4 million during the prior year period. As Appvion is the primary operating subsidiary of the Company, a majority of the components of cash flows from financing activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. As Appvion is indemnified by PDC for payments made under the arbitration award with NCR related to the remediation of the Lower Fox River, funds due from PDC are recorded as a financing activity. The main driver of the additional changes in cash flows from financing activities is due to this change in due from PDC.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation. ASU 2013-04 is effective for the Company's annual and interim periods beginning after December 15, 2013, though early adoption is permitted, and retrospective application is required for all prior periods presented. The Company is currently evaluating the effects, if any; the adoption will have on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The updated standard is effective prospectively for the Company's annual and interim periods beginning after December 15, 2012. As required, the Company adopted this guidance beginning in the first quarter ended March 31, 2013 and the disclosures have been included in its condensed consolidated financial statements in Note 18, Accumulated other Comprehensive Income.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” It provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, though early adoption is permitted. As required, the Company adopted this guidance beginning in the first quarter ended March 31, 2013, and there was no impact to the Company’s condensed consolidated financial statements as a result of adoption.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” It expands required disclosures related to the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. It requires disclosure of net and gross positions in covered financial instruments and derivative instruments which are either (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. To clarify the guidance provided in ASU 2011-11, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" in January 2013. It clarifies the scope of the guidance to include derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The Company will be required to adopt this guidance as of its fiscal year beginning December 29, 2013 and is evaluating the effects, if any; the adoption will have on its consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10-K for the year ended December 29, 2012. Other than with respect to the update below, there have been no material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10-K.

Interest Rate Risk. As a result of the June 28, 2013 voluntary refinancing, the Company increased its variable rate debt to $343.7 million. The new $335.0 million first lien term loan will bear interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. The current annual interest rate charged is 5.75%. On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of this variable rate debt using an interest swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019.

Item 4—Controls and Procedures

Paperweight Development Corp. and Subsidiaries

Changes in Internal Controls over Financial Reporting

There have been no changes in PDC’s internal control over financial reporting during PDC’s second quarter 2013 that have materially affected, or are reasonably likely to materially affect, PDC’s internal control over financial reporting.

Disclosure Controls and Procedures

PDC maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. PDC carried out an evaluation, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness, design and operation of PDC’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO of PDC concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report.

Appvion, Inc. and Subsidiaries

Changes in Internal Controls over Financial Reporting

There have been no changes in Appvion’s internal control over financial reporting during Appvion’s second quarter 2013 that have materially affected, or are reasonably likely to materially affect, Appvion’s internal control over financial reporting.

Disclosure Controls and Procedures

Appvion maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the CEO and CFO, as appropriate, to allow timely discussion regarding required disclosure. Appvion carried out an evaluation, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness, design and operation of Appvion’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO of Appvion concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is contained in Note 12 to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

Item 1A.  Risk Factors

Other than with respect to the updated risk factors below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 29, 2012.

The Company has a substantial amount of indebtedness outstanding and, as a result, it is operating as a highly leveraged company.

The Company’s total debt at June 30, 2013, was approximately $580 million. For a description of the components of the Company’s debt, as well as discussion of the June 28, 2013 voluntary refinancing of a portion of its debt, see Note 15 of the Notes to Condensed Consolidated Financial Statements. This large amount of indebtedness could:

•         make it more difficult for the Company to satisfy its financial obligations with respect to the revolving credit facility, the first lien term loan, the second lien notes and senior subordinated notes, as amended;

•         require the Company to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, research and development or general corporate activities;

•         limit the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, research and development or general corporate purposes and

•         limit the Company’s flexibility in planning for, or reacting to, changes in its businesses and the industries in which it operates.

Furthermore, although the Company’s ability to borrow money is restricted by the terms of its various debt agreements, it may be possible for the Company to incur even more debt and, if it does so, these risks could intensify.

The Company’s ability to service its debt is dependent on its future operating results and the Company cannot be sure that it will be able to meet its debt obligations as they come due.

The Company’s ability to meet its payment obligations, relating to its indebtedness, is subject to a variety of factors, including, for example, changes in:

•         demand for and selling prices of the Company’s products;

•         competition;

•         costs of raw materials and operating costs;

•         the rate of decline in sales of carbonless paper products;

•         environmental regulations and

•         general economic conditions.

The Company expects to use cash flow from operations to pay its expenses and scheduled interest and principal payments due under its outstanding indebtedness. Its ability to make these payments depends on its future performance, which is affected by financial, business, economic and other factors, many of which the Company cannot control. The recent recession and credit crisis and related turmoil in the global financial system has had and may continue to have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. Consequently, its business may not generate sufficient cash flow from operations in the future and its anticipated growth in revenue and cash flow may not be realized, either or both of which could result in the Company being unable to repay or pay interest on its indebtedness or to fund other liquidity needs. If the Company does not have enough money, it may be required to refinance all or part of its then-existing debt, sell assets or borrow more money. The Company cannot make any assurances that it will be able to accomplish any of these alternatives on terms acceptable to it, or at all. In addition, the terms of existing or future debt agreements, including the first lien term loan, the revolving credit facility and the indentures governing the notes, may restrict the Company from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the value of its indebtedness and its ability to pay the amounts due. In addition, if the Company defaults in the payment of amounts due, it would give rise to an event of default under the note indentures and possible acceleration of amounts due under its outstanding indebtedness. In the event of any acceleration, there can be no assurance that the Company will have enough cash to repay its outstanding indebtedness. On June 28, 2013, the Company completed a voluntary refinancing of a portion of its debt. The indebtedness incurred under the new first lien term loan and revolving line of credit bears interest at variable rates, and therefore if interest rates increase, debt service requirements would increase. On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of this variable rate debt using an interest swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019.

The Company has competitors in its various markets and it may not be able to maintain prices and margins for its products.

The Company competes based on a number of factors, including price, product availability, quality and customer service. Additionally, the Company competes with domestic production and imports from Europe and Asia. In 2007, the Company filed antidumping petitions against imports of certain lightweight thermal paper (“LWTP”) from China, Germany and Korea and a countervailing duty petition against such imports from China. In 2008, the U.S Department of Commerce (“Department”) issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U.S. at prices below fair value, imposing final duties of 19.77% to 115.29%, and that German producers and exporters sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%. In addition, for all but one Chinese producer, the Department imposed countervailing duties of between 13.17% and 137.25%. In 2008, the U.S. International Trade Commission (“ITC”) determined the U.S. industry producing LWTP is threatened with material injury due to unfairly traded imports from China and Germany, and final duties went into effect in 2008. These duties do not have a direct impact on the Company’s net income.

A German manufacturer filed an appeal of the ITC determination to the U.S. Court of International Trade (“CIT”). The appeal was decided in favor of the Company in 2009, and the German manufacturer filed a further appeal to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). In 2011, the CAFC remanded the matter for further consideration by the ITC, and the ITC upheld its original determination. In January 2012, the CIT upheld the ITC’s decision on remand, and the German manufacturer filed another appeal of the matter to the CAFC. In January 2013, the CAFC affirmed the decision of the CIT in favor of the Company.

In addition, for each of the four 12-month periods following implementation of the final duties, the Company and the German manufacturer have filed requests for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month review period, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. In 2012, the Department issued a final determination in the second 12-month review period, resulting in a dumping margin of 4.33% for imports from the German manufacturer for the period from November 2009 to October 2010. In 2013, the Department issued a final determination in the third 12-month review period, resulting in a dumping margin of 75.36% for imports from the German manufacturer for the period from November 2010 to October 2011. The significant increase in the dumping margin was based on the Department’s finding that the German manufacturer knowingly and intentionally submitted fraudulent responses to the Department. The German manufacturer has appealed the Department’s final determination in the third administrative review. Upon final resolution of the appeals and the fourth administrative review, certain of the duties could be reduced, increased or eliminated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 29, 2012, as well as in the Quarterly Report on Form 10-Q for the current quarter ended June 30, 2013, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6 – Exhibits

10.1	Amended and Restated Trust Agreement for the Appvion, Inc. Employee Stock Ownership Trust, effective April 1, 2013, as amended August 7, 2013.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appvion, Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appvion, Inc., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.4
Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Appvion, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appvion, Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema

101.cal	XBRL Taxonomy Extension Calculation Linkbase

101.def	XBRL Taxonomy Extension Definition Linkbase

101.lab	Taxonomy Extension Label Linkbase

101.pre	Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Appvion, Inc. (Registrant)

Date: August 8, 2013	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paperweight Development Corp. (Registrant)

Date: August 8, 2013	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)