Form 10-Q
period 2013-09-29
PAPERWEIGHT DEVELOPMENT CORP; APPVION, INC.
filed 2013-11-06
CIK 1166365, 1144326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

As of November 1, 2013, 8,291,671 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. As of November 1, 2013, 100 shares of Appvion, Inc.’s common stock, $100.00 par value, were outstanding. There is no trading market for the common stock of Appvion, Inc. No shares of Paperweight Development Corp. or Appvion, Inc. were held by non-affiliates.

Documents incorporated by reference: None.

Appvion, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

INDEX

			Page Number
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	a)	Condensed Consolidated Balance Sheets
		Paperweight Development Corp. and Subsidiaries	3
		Appvion, Inc. and Subsidiaries	4

	b)	Condensed Consolidated Statements of Comprehensive Income (Loss)
		Paperweight Development Corp. and Subsidiaries	5
		Appvion, Inc. and Subsidiaries	6

	c)	Condensed Consolidated Statements of Cash Flows
		Paperweight Development Corp. and Subsidiaries	7
		Appvion, Inc. and Subsidiaries	8

	d)	Condensed Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income
		Paperweight Development Corp. and Subsidiaries	9

	e)	Condensed Consolidated Statements of Equity
		Appvion, Inc. and Subsidiaries	10

	f)	Notes to Condensed Consolidated Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		37

Item 3	Quantitative and Qualitative Disclosures About Market Risk		45

Item 4	Controls and Procedures		45

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		46

Item 1A	Risk Factors		46

Item 6	Exhibits		50

Signatures			51

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	September 29, 2013	December 29, 2012

ASSETS
Current assets
Cash and cash equivalents	$7,016	$1,851
Accounts receivable, less allowance for doubtful accounts of $1,041 and $1,077, respectively	83,733	92,680
Inventories	95,503	94,349
Other current assets	70,289	70,620
Total current assets	256,541	259,500

Property, plant and equipment, net of accumulated depreciation of $626,747 and $607,006, respectively	243,108	243,265
Intangible assets, net	42,125	43,839
Other assets	17,152	14,486

Total assets	$558,926	$561,090

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$50,070	$3,975
Accounts payable	61,769	68,600
Accrued interest	12,503	2,467
Other accrued liabilities	102,150	119,635
Total current liabilities	226,492	194,677

Long-term debt	508,192	511,624
Postretirement benefits other than pension	36,502	38,440
Accrued pension	124,609	137,081
Other long-term liabilities	35,716	32,165
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,298,936 and
8,730,118, respectively	70,853	81,704
Accumulated deficit	(446,999)	(439,923)
Accumulated other comprehensive income	3,561	5,322
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$558,926	$561,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPVION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	September 29, 2013	December 29, 2012

ASSETS
Current assets
Cash and cash equivalents	$7,016	$1,851
Accounts receivable, less allowance for doubtful accounts of $1,041 and $1,077, respectively	83,733	92,680
Inventories	95,503	94,349
Other current assets	70,289	70,620
Total current assets	256,541	259,500

Property, plant and equipment, net of accumulated depreciation of $626,747 and $607,006, respectively	243,108	243,265
Intangible assets, net	42,125	43,839
Other assets	17,140	14,474

Total assets	$558,914	$561,078

LIABILITIES AND TOTAL EQUITY
Current liabilities
Current portion of long-term debt	$50,070	$3,975
Accounts payable	61,769	68,600
Accrued interest	12,503	2,467
Other accrued liabilities	102,150	119,635
Total current liabilities	226,492	194,677

Long-term debt	508,192	511,624
Postretirement benefits other than pension	36,502	38,440
Accrued pension	124,609	137,081
Other long-term liabilities	35,716	32,165
Total liabilities	931,511	913,987
Commitments and contingencies (Note 12)	—	—

Common stock, $100.00 par value, 130,000 shares authorized, 100 shares issued and outstanding	10,500	10,500
Paid-in capital	623,305	623,305
Due from parent	(244,895)	(237,257)
Accumulated deficit	(765,068)	(754,779)
Accumulated other comprehensive income	3,561	5,322
Total equity	(372,597)	(352,909)
Total liabilities and equity	$558,914	$561,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 30,	September 29,
	2013	2012	2013	2012

Net sales	$202,870	$210,744	$615,204	$644,275

Cost of sales	154,286	165,956	465,599	577,388

Gross profit	48,584	44,788	149,605	66,887

Selling, general and administrative expenses	29,859	31,731	92,559	107,907
Restructuring	—	703	—	27,175
Environmental expense insurance recovery	—	(2,188)	—	(2,188)

Operating income (loss)	18,725	14,542	57,046	(66,007)

Other expense (income)
Interest expense	12,343	14,832	42,092	44,925
Debt extinguishment expense	334	—	25,101	—
Interest income	(2)	(42)	(2)	(54)
Foreign exchange (gain) loss	(318)	(864)	62	130
Other expense	—	94	—	166

Income (loss) before income taxes	6,368	522	(10,207)	(111,174)

(Benefit) provision for income taxes	(95)	6	82	146

Net income (loss)	6,463	516	(10,289)	(111,320)

Other comprehensive loss:
Changes in retiree plans	(397)	(528)	(1,192)	(5,310)
Realized and unrealized losses
on derivatives	(1,581)	(1,523)	(569)	(2,292)
Total other comprehensive loss	(1,978)	(2,051)	(1,761)	(7,602)

Comprehensive income (loss)	$4,485	$(1,535)	$(12,050)	$(118,922)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPVION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 30,	September 29,
	2013	2012	2013	2012

Net sales	$202,870	$210,744	$615,204	$644,275

Cost of sales	154,286	165,956	465,599	577,388

Gross profit	48,584	44,788	149,605	66,887

Selling, general and administrative expenses	29,859	31,731	92,559	107,907
Restructuring	—	703	—	27,175
Environmental expense insurance recovery	—	(2,188)	—	(2,188)

Operating income (loss)	18,725	14,542	57,046	(66,007)

Other expense (income)
Interest expense	12,343	14,832	42,092	44,925
Debt extinguishment expense	334	—	25,101	—
Interest income	(2)	(42)	(2)	(54)
Foreign exchange (gain) loss	(318)	(864)	62	130
Other expense	—	94	—	166

Income (loss) before income taxes	6,368	522	(10,207)	(111,174)

(Benefit) provision for income taxes	(95)	6	82	146

Net income (loss)	6,463	516	(10,289)	(111,320)

Other comprehensive loss:
Changes in retiree plans	(397)	(528)	(1,192)	(5,310)
Realized and unrealized losses
on derivatives	(1,581)	(1,523)	(569)	(2,292)
Total other comprehensive loss	(1,978)	(2,051)	(1,761)	(7,602)

Comprehensive income (loss)	$4,485	$(1,535)	$(12,050)	$(118,922)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands)

	September 29,	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,289)	$(111,320)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	21,099	89,455
Amortization of intangible assets	1,714	1,714
Impaired inventory revaluation	—	11,078
Amortization of financing fees	1,916	1,968
Amortization of bond discount	696	792
Employer 401(k) noncash matching contributions	2,021	2,332
Foreign exchange loss	71	108
Noncash loss (gain) on hedging	197	(1,983)
Loss on disposals of equipment	131	629
Noncash debt refinancing costs	6,756	—
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	9,313	(6,032)
Inventories	(1,331)	(6,663)
Other current assets	(3,886)	(1,544)
Accounts payable and other accrued liabilities	(8,325)	37,050
Accrued pension	(12,107)	(23,801)
Other, net	(2,597)	15,904
Net cash provided by operating activities	5,379	9,687

Cash flows from investing activities:
Proceeds from sale of equipment	6	20
Additions to property, plant and equipment	(20,266)	(9,015)
Net cash used by investing activities	(20,260)	(8,995)

Cash flows from financing activities:
Payments of senior secured first lien notes payable	(305,000)	—
Proceeds from first lien term loan	331,650	—
Payment of industrial development bonds	(2,650)	—
Debt acquisition costs	(7,235)	—
Payments relating to capital lease obligations	(67)	(46)
Proceeds from old revolving line of credit	155,300	190,300
Payments of old revolving line of credit	(159,000)	(182,750)
Proceeds from new revolving line of credit	129,100	—
Payments of new revolving line of credit	(109,100)	—
Payments of State of Ohio loan	(987)	(935)
Proceeds from municipal debt	—	300
Proceeds from issuance of redeemable common stock	1,651	1,677
Payments to redeem common stock	(10,721)	(8,579)
Decrease in cash overdraft	(2,886)	(5,479)
Net cash provided (used) by financing activities	20,055	(5,512)

Effect of foreign exchange rate changes on cash and cash equivalents	(9)	22
Change in cash and cash equivalents	5,165	(4,798)
Cash and cash equivalents at beginning of period	1,851	7,241
Cash and cash equivalents at end of period	$7,016	$2,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPVION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands)

	September 29,	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,289)	$(111,320)
Adjustments to reconcile net loss to net cash
(used) provided by operating activities:
Depreciation	21,099	89,455
Amortization of intangible assets	1,714	1,714
Impaired inventory revaluation	—	11,078
Amortization of financing fees	1,916	1,968
Amortization of bond discount	696	792
Employer 401(k) noncash matching contributions	2,021	2,332
Foreign exchange loss	71	108
Noncash loss (gain) on hedging	197	(1,983)
Loss on disposals of equipment	131	629
Noncash debt refinancing costs	6,756	—
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	9,313	(6,032)
Inventories	(1,331)	(6,663)
Other current assets	(3,886)	(1,544)
Accounts payable and other accrued liabilities	(12,539)	31,893
Accrued pension	(12,107)	(23,801)
Other, net	(4,029)	14,073
Net cash (used) provided by operating activities	(267)	2,699

Cash flows from investing activities:
Proceeds from sale of equipment	6	20
Additions to property, plant and equipment	(20,266)	(9,015)
Net cash used by investing activities	(20,260)	(8,995)

Cash flows from financing activities:
Payments of senior secured first lien notes payable	(305,000)	—
Proceeds from first lien term loan	331,650	—
Payment of industrial development bonds	(2,650)	—
Debt acquisition costs	(7,235)	—
Payments relating to capital lease obligations	(67)	(46)
Proceeds from old revolving line of credit	155,300	190,300
Payments of old revolving line of credit	(159,000)	(182,750)
Proceeds from new revolving line of credit	129,100	—
Payments of new revolving line of credit	(109,100)	—
Payments of State of Ohio loan	(987)	(935)
Proceeds from municipal debt	—	300
Due (from) to parent	(3,424)	86
Decrease in cash overdraft	(2,886)	(5,479)
Net cash provided by financing activities	25,701	1,476

Effect of foreign exchange rate changes on cash and cash equivalents	(9)	22
Change in cash and cash equivalents	5,165	(4,798)
Cash and cash equivalents at beginning of period	1,851	7,241
Cash and cash equivalents at end of period	$7,016	$2,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income

Balance, December 29, 2012	8,730,118	$81,704	$(439,923)	$5,322

Net loss	—	—	(10,289)	—
Other comprehensive loss	—	—	—	(1,761)
Issuance of redeemable common stock	175,659	3,083	—	—
Redemption of redeemable common stock	(606,841)	(10,721)	—	—
Accretion of redeemable common stock	—	(3,213)	3,213	—

Balance, September 29, 2013	8,298,936	$70,853	$(446,999)	$3,561

Balance, December 31, 2011	9,212,808	$97,615	$(299,226)	$13,024

Net loss	—	—	(111,320)	—
Other comprehensive loss	—	—	—	(7,602)
Issuance of redeemable common stock	232,406	3,508	—	—
Redemption of redeemable common stock	(527,492)	(8,579)	—	—
Accretion of redeemable common stock	—	(7,026)	7,026	—

Balance, September 30, 2012	8,917,722	$85,518	$(403,520)	$5,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPVION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Common Stock					Accumulated
						Other
	Shares		Paid-in	Due From	Accumulated	Comprehensive
	Outstanding	Amount	Capital	Parent	Deficit	Income

Balance, December 29, 2012	100	$10,500	$623,305	$(237,257)	$(754,779)	$5,322

Net loss	—	—	—	—	(10,289)	—
Other comprehensive loss	—	—	—	—	—	(1,761)
Change in due from parent	—	—	—	(7,638)	—	—

Balance, September 29, 2013	100	$10,500	$623,305	$(244,895)	$(765,068)	$3,561

Balance, December 31, 2011	100	$10,500	$623,305	$(229,100)	$(606,328)	$13,024

Net loss	—	—	—	—	(111,320)	—
Other comprehensive loss	—	—	—	—	—	(7,602)
Change in due from parent	—	—	—	(5,071)	—	—

Balance, September 30, 2012	100	$10,500	$623,305	$(234,171)	$(717,648)	$5,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair statement of comprehensive income (loss) for the three and nine months ended September 29, 2013 and September 30, 2012, the cash flows for the nine months ended September 29, 2013 and September 30, 2012 and financial position at September 29, 2013 and December 29, 2012 have been made.

During third quarter 2013, the Company recorded an out-of-period adjustment related to the correction of a $1.5 million overstatement of accounts payable related to prior periods. As a result of this correction, $1.4 million was recorded as a decrease to cost of sales and the remaining $0.1 million was recorded as a decrease to selling, general and administrative (“SG&A”) expenses. The Company does not believe the correction of this error is material to its financial statements for any prior periods, to the quarter ended September 29, 2013 or its projected full year results for the year ended December 28, 2013.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes the consolidated financial statements of Appvion, Inc., formally known as Appleton Papers Inc, and its 100%-owned subsidiaries (collectively “Appvion”) for each of the three years in the period ended December 29, 2012, which are included in the annual report on Form 10-K for the year ended December 29, 2012. The consolidated balance sheet data as of December 29, 2012, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In connection with this change in accounting policy for pension and other postretirement benefit plans, the Company also elected to change its method of accounting for certain costs included in inventory. The Company elected to exclude the amount of its pension and other postretirement benefit costs applicable to former employees from inventoriable costs. While the Company’s historical policy of including all pension and other postretirement benefits costs, excluding those charged directly to SG&A expenses, as a component of inventoriable costs was acceptable, it believes the new policy is preferable as inventoriable costs will only include costs that are directly attributable to current employees involved in the production of inventory. All prior periods presented were retrospectively adjusted to reflect the period-specific effects of applying the new accounting policy.

The effect of the accounting policy changes on the previously-reported results for the three and nine months ended September 30, 2012, was a $2.6 million reduction in net loss and a $4.3 million reduction in net loss, respectively.

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

In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio facility and move its carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, 314 jobs were eliminated at West Carrollton and 68 jobs added at the Appleton facility. The Company maintains its thermal coating operations at the West Carrollton facility. The Company recorded all associated restructuring expense and other related costs, totaling $106.0 million, during 2012. These include the following for the three and nine months ended September 30, 2012 (dollars in thousands):

	For the Three	For the Nine	Location on Statement
	Months Ended	Months Ended	of Comprehensive
	September 30, 2012	September 30, 2012	Income (Loss)

Employee termination benefits	$(250)	$25,281	Restructuring
Decommissioning and other expenses	953	1,894	Restructuring
Accelerated depreciation	887	63,140	Cost of sales
Revaluation of inventory	—	11,078	Cost of sales
Loss on disposal of fixed assets	—	572	Cost of sales
	$1,590	$101,965

Of the costs recorded during third quarter 2012, $0.9 million were allocated to the carbonless papers segment and $0.7 million were allocated to the thermal papers segment. Of the costs recorded during the first nine months of 2012, $56.1 million were allocated to the carbonless papers segment and $45.9 million were allocated to the thermal papers segment.

The table below summarizes the components of the restructuring reserve included in the Condensed Consolidated Balance Sheets as of September 29, 2013 and December 29, 2012.

	December 29, 2012	2013 Additions	2013	September 29, 2013
	Reserve	to Reserve	Utilization	Reserve
Exit costs – equipment decommissioning	$765	$—	$(375)	$390
Employee termination benefits	18,454	—	(454)	18,000
	$19,219	$—	$(829)	$18,390

Employee termination benefits include severance as well as related benefits and pension costs. At September 29, 2013, $0.8 million of the total restructuring reserve was included in current liabilities and $17.6 million was included in other long-term liabilities. The Company expects any remaining charges for exit costs to be immaterial. At September 29, 2013, it is estimated that cash of approximately $40 million remains to be paid as a result of ceasing papermaking operations at West Carrollton. Of this amount, it is expected that approximately $4 million will be paid during the next twelve months. In addition, approximately $9 million will be disbursed, through 2017, as a result of distributions from the Company’s stock fund to former West Carrollton employees terminated as a result of the restructuring. The remaining $27 million may be paid over a period through 2033.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of September 29, 2013		As of December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$27,849	$44,665	$26,275
Patents	7,474	7,474	7,808	7,808
Customer relationships	5,365	2,921	5,365	2,781
Subtotal	57,504	$38,244	57,838	$36,864
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$80,369		$80,703

Amortization expense for the three and nine months ended September 29, 2013 was $0.6 million and $1.7 million, respectively. Amortization expense for the three and nine months ended September 30, 2012 was $0.6 million and $1.7 million, respectively.

4.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	September 29, 2013	December 29, 2012
Finished goods	$51,843	$43,243
Raw materials, work in process, stores and spare parts	43,660	51,106
	$95,503	$94,349

Stores and spare parts inventory balances of $15.8 million and $15.9 million at September 29, 2013 and December 29, 2012, respectively, are valued at average cost and are included in raw materials, work in process, stores and spare parts. All other inventories are valued using the first-in, first-out (“FIFO”) method.

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	September 29, 2013	December 29, 2012
Land and improvements	$9,729	$9,634
Buildings and improvements	135,170	134,144
Machinery and equipment	672,429	663,915
Software	36,725	33,643
Capital leases	309	304
Construction in progress	15,493	8,631
	869,855	850,271
Accumulated depreciation	(626,747)	(607,006)
	$243,108	$243,265

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Depreciation expense for the three and nine months ended September 29, 2013 and September 30, 2012 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 29,	September 30,	September 29,	September 30,
Depreciation Expense	2013	2012	2013	2012
Cost of sales	$6,365	$7,364	$19,116	$87,487
Selling, general and administrative expenses	661	583	1,983	1,968
	$7,026	$7,947	$21,099	$89,455

Included in the depreciation expense above for the three and nine months ended September 30, 2012, the Company recorded $0.9 million and $63.1 million of accelerated depreciation related to the decommissioning of papermaking assets at the West Carrollton, Ohio facility, respectively.  These amounts were included in cost of sales on the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2012 and in accumulated depreciation as presented above.

6.       OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	September 29, 2013	December 29, 2012
Environmental indemnification receivable	$60,786	$65,000
Other	9,503	5,620
	$70,289	$70,620

The environmental indemnification receivables of $60.8 million and $65.0 million, noted above for the periods ended September 29, 2013 and December 29, 2012, respectively, represent an indemnification receivable from Arjo Wiggins Appleton Ltd, now known as Windward Prospects Ltd (“AWA”), as recorded on the Condensed Consolidated Balance Sheet of Paperweight Development Corp. and Subsidiaries and an indemnification receivable from PDC as recorded on the Condensed Consolidated Balance Sheet of Appvion, Inc. and Subsidiaries.

Other noncurrent assets for Paperweight Development Corp. and Subsidiaries consist of the following (dollars in thousands):

	September 29, 2013	December 29, 2012
Deferred debt issuance costs	$8,953	$7,736
Other	8,199	6,750
	$17,152	$14,486

Other noncurrent assets for Appvion, Inc. and Subsidiaries consist of the following (dollars in thousands):

	September 29, 2013	December 29, 2012
Deferred debt issuance costs	$8,953	$7,736
Other	8,187	6,738
	$17,140	$14,474

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	September 29, 2013	December 29, 2012
Compensation	$6,807	$14,800
Trade discounts	12,921	16,796
Workers’ compensation	8,325	4,875
Accrued insurance	1,799	1,896
Other accrued taxes	1,264	1,494
Postretirement benefits other than pension	3,248	3,248
Fox River Liabilities	60,786	65,000
Restructuring reserve	822	1,219
Other	6,178	10,307
	$102,150	$119,635

8.       NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation. ASU 2013-04 is effective for the Company's annual and interim periods beginning after December 15, 2013, though early adoption is permitted, and retrospective application is required for all prior periods presented. The Company is currently evaluating the effects, if any, the adoption will have on its consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” It provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. ASU 2012‑02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, though early adoption is permitted. As required, the Company adopted this guidance beginning in the first quarter ended March 31, 2013, and there was no impact to the Company’s condensed consolidated financial statements as a result of adoption.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. It expands required disclosures related to the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. It requires disclosure of net and gross positions in covered financial instruments and derivative instruments which are either (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. To clarify the guidance provided in ASU 2011-11, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" in January 2013. It clarifies the scope of the guidance to include derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The Company will be required to adopt this guidance as of its fiscal year beginning December 29, 2013 and is evaluating the effects, if any, the adoption will have on its consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9.      EMPLOYEE BENEFITS

The components of net periodic pension cost associated with the defined benefit pension plans include the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
Pension Benefits	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net periodic benefit cost
Service cost	$1,268	$977	$3,868	$2,931
Interest cost	4,638	4,867	13,878	14,601
Expected return on plan assets	(6,038)	(5,443)	(18,102)	(16,329)
Amortization of prior service cost	122	122	365	366
Net loss amortization	748	—	748	—
Net periodic benefit cost	$738	$523	$757	$1,569

The Company planned to contribute $12.5 million to its defined benefit pension plan in 2013. The Company contributed the entire $12.5 million to the plan during the first nine months of 2013.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton, Ohio represented manufacturing employees, where the collective bargaining agreement expired April 1, 2012, as well as the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees in Kansas City and West Carrollton, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. This resulted in a full withdrawal from the multi-employer plan, for which, the Company recorded a $7.0 million expense in third quarter 2012 representing its estimated cost to satisfy its complete withdrawal liability under the terms of the plan’s trust agreement. This was in addition to the $18.0 million partial withdrawal liability recorded during first quarter 2012 due to the workforce reduction at the West Carrollton, Ohio plant resulting from the cessation of papermaking activities. The estimated obligation for the complete withdrawal liability was derived from available information, including but not limited to collective bargaining agreements, plan trust agreements, participation agreements, ERISA statutes, regulations and rulings, discussions with the plan trustee and discussions with legal counsel. Therefore, the Company has recorded a $25 million liability as its best estimate of the amount to satisfy the withdrawal liability, with a payment period extending up to 20 years, discounted in accordance with ASC Section 450-20-S99-1.

10.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The components of other postretirement benefit cost include the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
Other Postretirement Benefits	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net periodic benefit cost
Service cost	$98	$94	$260	$281
Interest cost	342	469	1,092	1,409
Amortization of prior service
credit	(519)	(650)	(1,557)	(1,950)
Net gain amortization	(1,889)	—	(1,889)	—
Curtailment gain	—	—	—	(3,726)
Net periodic benefit income	$(1,968)	$(87)	$(2,094)	$(3,986)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

11.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appvion, Inc. Long-Term Incentive Plan (“LTIP”). Effective January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU"). Both plans utilize phantom units. The value of a unit in the LTIP is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. The value of a unit in the RSU is based on the value of PDC common stock, as determined by the ESOP trustee. As of September 29, 2013, the fair market value of one share of PDC common stock is $17.85. All units under both the LTIP and RSU plans will vest immediately, and cash payment will be made upon a change in control as defined in the plans.

On January 2, 2013,  160,000 RSU units became fully vested and exercisable. In accordance with the plan, payment for these RSU’s was made on February 22, 2013. In addition, on July 2, 2013,  1,500 RSU units became fully vested and exercisable. Payment for these RSU’s was made on August 9, 2013. During the first nine months of 2013, 114,925 additional units were granted under the RSU plan. Due to terminations of employment, 6,300 unvested units were forfeited during the first nine months of 2013. A balance of 216,125 RSU units remains as of September 29, 2013. Approximately $0.3 million and $0.9 million of expense, related to this plan, was recorded during the three- and nine-month periods ended September 29, 2013. Approximately $0.1 million and $1.3 million of expense, related to this plan, was recorded during the three- and nine-month periods ended September 30, 2012. During the first nine months of 2013, 194,100 additional units were granted under the LTIP plan. Approximately $0.3 million and $1.0 million of expense, related to this plan, was recorded during the three- and nine-month periods ended September 29, 2013. Due to the third quarter 2012 change in PDC share price, $0.4 million of previously-recorded expense related to this plan was recovered during this prior year quarter. Approximately $1.2 million of expense was recorded during the nine-month period ended September 30, 2012.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Approximately $0.1 million was recorded as expense, related to this plan, for the three-month period ended September 29, 2013. Due to the third quarter 2012 change in PDC share price, $0.1 million of previously-recorded expense related to this plan was recovered during the prior year quarter. Approximately $0.3 million and $0.2 million was recorded as expense, related to this plan, for each of the nine-month periods ended September 29, 2013 and September 30, 2012, respectively.

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

The rulings do not affect Appvion’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of  a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appvion’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appvion and BAT have joint and several liability under the Arbitration for certain costs relating to the Lower Fox River and other potential future sites. Appvion has initiated the dispute resolution procedures outlined in the 1998 agreement. Issues in dispute include the scope of Appvion’s liability under the agreement, if any, as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). The current carrying amount of Appvion’s liability under the Arbitration is $60.8 million, which represents Appvion’s best estimate of potential amounts to be paid. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appvion with the same claim, seeking a declaration that BAT is indemnified by Appvion. Appvion intends to vigorously defend against this claim and has filed an application challenging the jurisdiction of the United Kingdom court.

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

The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration),  which are defined in the agreements as the Fox River Liabilities. Appvion has recorded a $60.8 million environmental indemnification receivable as of September 29, 2013.

Estimates of Liability. The accrued Arbitration liability is derived from available information, including consideration of uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage (“NRD”) assessments, the evolving nature of remediation and restoration technologies and governmental policies, NCR’s share of liability relative to other PRPs and the extent of BAT’s performance under the Arbitration. Appvion believes NCR has paid more than its estimated share of the liability based on the assumptions below. Based on the analysis of available information, it is reasonably possible that the Company’s costs to satisfy its Arbitration liability, when ultimately settled, could range from $10 million to $310 million, with a payment period extending beyond ten years. The Company has recorded a liability of $60.8 million at September 29, 2013, which is its best estimate of the probable loss within this range. The Company believes the likelihood of an outcome in the upper end of the range is significantly less than other possible outcomes within the range.  Interim legal determinations may periodically obligate NCR (and BAT and Appvion pursuant to the Arbitration) to fund portions of the cleanup costs to extents greater than NCR’s share as finally determined, and in such instances, Appvion may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

The following assumptions were used in evaluating Appvion’s Arbitration liability:

•      As of December 31, 2012, NCR has recorded an estimated liability of $115 million representing its portion of defense and liability costs with respect to the Lower Fox River;

•      Technical analysis contending that discharges from NCR’s former assets represent 8% to 10% of the total PCBs discharged by the PRPs;

•      Appvion’s and BAT’s joint and several responsibility for over half of the claims asserted against NCR, based on the Arbitration and the Dispute Resolution;

•      Based on legal analyses and ongoing reviews of publicly-available financial information, Appvion believes that other PRPs will be required, and have adequate financial resources, to pay their respective shares of the remediation and NRD claims for the Lower Fox River; and

•      legal fees and other expenses.

Appvion believes its recorded liability reflects its best estimate of potential payments under the Arbitration Agreement. While it is reasonably possible that Appvion may be responsible for additional payments under the Arbitration, additional payments are not deemed probable because ongoing litigation, continuing negotiation, and the Dispute Resolution process could significantly affect Appvion’s future obligation under the Arbitration.

AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities and other potential future sites.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Under the indemnification agreements, Appvion is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appvion paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. As of September 2013, AWA has paid $277.7 million in connection with Fox River Liabilities. At September 29, 2013, PDC’s total indemnification receivable from AWA was $60.8 million, all of which is recorded in other current assets. At September 29, 2013, the total Appvion indemnification receivable from PDC was $60.8 million, all of which is recorded in other current assets.

In March 2008, Appvion received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009 and upheld by the Wisconsin Court of Appeals in June 2010. Settlements have been negotiated between the insurers and Appvion. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appvion recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During 2011, Appvion received $6.2 million of these funds. During third quarter 2012, an additional  environmental expense insurance recovery of $2.2 million was recorded as a separate line item within operating income on the Consolidated Statement of Comprehensive Loss and all remaining funds were received by Appvion in 2012.

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

13.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $0.6 million and $0.5 million for the three-month periods ended September 29, 2013 and September 30, 2012, respectively. The Company’s matching contributions charged to expense were $2.0 million and $2.3 million for the nine-month periods ended September 29, 2013 and September 30, 2012, respectively.  As a result of hardship withdrawals, required diversifications and employee terminations,  606,841 shares of PDC redeemable common stock were repurchased during the first nine months of 2013 at an aggregate price of approximately $10.7 million. During the same period, the ESOP trustee purchased 94,067 shares of PDC redeemable common stock for an aggregate price of $1.6 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 81,592 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications and employee terminations, 527,492 shares of PDC redeemable common stock were repurchased during the first nine months of 2012 at an aggregate price of approximately $8.6 million. During the same period, the ESOP trustee purchased 111,151 shares of PDC redeemable common stock for an aggregate price of $1.7 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 121,255 shares of redeemable common stock being issued.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period-end. Redeemable common stock is being accreted to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of September 29, 2013. As of this date, the fair market value of one share of PDC common stock was $17.85. For several semi-annual periods prior to year-end 2010, stock valuations resulted in decreases to the stock price. The impact of these reductions caused the Company to reduce redeemable common stock accretion by $3.2 million for the nine months ended September 29, 2013. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $148 million has been determined. The redeemable common stock recorded book value as of September 29, 2013,  was $71 million.

Similarly, redeemable common stock accretion was reduced by $7.0 million for the nine months ended September 30, 2012. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $151 million was determined. The recorded book value of the redeemable common stock as of September 29, 2012 was $86 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

14.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risks from changes in foreign currency exchange rates, commodity prices or interest rates. The fair values of all derivatives are recorded in the Condensed Consolidated Balance Sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $17.3 million as of September 29, 2013. These contracts have settlement dates extending through June 2014.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the collar price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At September 29, 2013, the hedged volumes of these contracts totaled 1,798,255 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2014.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. During first quarter 2012, there were two pulp swap contracts in place. The first swap had a hedge volume of 2,000 tons of pulp and was settled in February 2012. It was not designated as a hedge, and therefore, gains or losses due to changes in fair value were recorded in current period earnings. The second pulp hedge was designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge was deferred in accumulated other comprehensive income until the inventory containing the pulp was sold. This pulp hedge was settled as of September 30, 2012. As of September 29, 2013, there were no pulp swap contracts in place.

In July 2013, Appvion fixed the interest rate, at 7.24%, on $100 million of its variable rate first lien term loan using an interest rate swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019. This interest rate swap has been designated as a cash flow hedge and is recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs.

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	September 29, 2013	December 29, 2012
Foreign currency exchange derivatives	Other current liabilities	$(510)	$(1,014)
Interest Rate Swap	Other long-term liabilities	(1,334)	—

Not Designated as a Hedge
Natural gas collar	Other current assets	65	—
Natural gas collar	Other current liabilities	—	(43)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The following table presents the location and amount of losses (gains) on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 29, 2013 and September 30, 2012 and losses (gains) initially recognized in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets at the period-ends presented (dollars in thousands):

	Statement of	For the Three	For the Three	For the Nine	For the Nine
	Comprehensive	Months Ended	Months Ended	Months Ended	Months Ended
	Income (Loss)	September 29,	September 30,	September 29,	September 30,
Designated as a Hedge	Location	2013	2012	2013	2012
Foreign currency exchange derivatives	Net sales	$333	$(1,070)	$624	$(2,653)

Losses (gains) recognized in
accumulated other
comprehensive income				365	(190)

Pulp fixed swap	Cost of sales	—	262	197	656
Pulp fixed swap	Other expense	—	94	—	166

Losses recognized in accumulated
other comprehensive income				—	722

Interest rate swap

Losses recognized in accumulated
other comprehensive income				1,334	—

Not Designated as a Hedge
Natural gas collar/fixed swap	Cost of sales	(87)	(29)	(107)	239
Pulp fixed swap	Cost of sales	—	—	—	10

For a discussion of the fair value of financial instruments, see Note 16, Fair Value Measurements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

15.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	September 29, 2013	December 29, 2012
Old revolving credit facility at approximately 4.25%	$—	$3,700
New revolving credit facility at approximately 4.75%	20,000	—
Secured variable rate industrial development bonds, 0.3% average interest rate at
September 29, 2013, $2,650 due and repaid in August 2013 and $6,000 due in 2027	6,000	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	4,440	5,210
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	1,785	2,002
Columbia County, Wisconsin municipal debt due December 2019	300	300
Senior subordinated notes payable at 9.75%, due June 2014	32,195	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	—	305,000
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	—	(3,224)
Second lien notes payable at 11.25%, due December 2015	161,766	161,766
First lien term loan at 5.75%, due June 2019	335,000	—
Unamortized discount on first lien term loan, due June 2019	(3,224)	—
	558,262	515,599
Less obligations due within one year	(50,070)	(3,975)
	$508,192	$511,624

On August 1, 2013, the Company made a mandatory debt repayment of $2.7 million, plus interest, on a portion of its Industrial Development Bonds.

On June 28, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities, reduce interest costs and increase financial flexibility and liquidity options. The refinancing included the execution of a new credit agreement providing for a $100 million five-year revolving line of credit due June 2018 and a $335 million first lien term loan due June 2019. The new line of credit replaced the five-year, $100 million revolving credit facility due February 2015. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Appvion’s borrowings under the revolving credit facility bears interest at Appvion’s option at either base rate plus 3.5% or LIBOR plus 4.5%, per annum.

Proceeds from the $335 million first lien term loan, less expenses and discounts, were $326.3 million. These proceeds were used to redeem $300.7 million of the 10.5% senior secured first lien notes due June 2015, pay $1.1 million of interest due on the notes, pay $18.1 million of note premiums and costs associated with the note redemption, repay $6.0 million of the old revolver and pay $0.4 million of interest and fees due on the old revolver. The $18.1 million is included in debt extinguishment expense on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 29, 2013. In addition, there was a cash outlay of $7.2 million for debt acquisition costs. As a result of the refinancing, $6.7 million of unamortized deferred debt issuance costs and original issue discount associated with the redeemed senior secured first lien notes and old revolver were written off and included in debt extinguishment expense.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The first lien term loan bears interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. On July 30, 2013, Appvion fixed the interest rate at 7.24%, on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019. The term loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on June 28, 2019. Also, within five business days after the year-end financial statements have been filed, Appvion shall prepay an aggregate principal amount of the term loan equal to the excess, if any, of (a) 50% of defined excess cash flow, provided that such percentage shall be reduced to (1) 25% based upon Appvion achieving a consolidated leverage ratio of less than 3.50 to 1.0 but greater than or equal to 2.50 to 1.0 and (2) 0% based upon Appvion achieving a consolidated leverage ratio of less than 2.50 to 1.0 minus (b) the aggregate amount of all prepayments of the revolving credit line which constitute permanent reductions of the revolving credit facility and all optional prepayments of the first lien term loan made during the year.

On July 31, 2013, Appvion redeemed the remaining $4.3 million of 10.5% senior secured first lien notes due June 2015, plus interest and $0.2 million of debt extinguishment expense. In addition, $0.1 million of unamortized deferred debt issuance costs and original issue discount were written off and included in debt extinguishment expense.

The new credit agreement ranks senior in right of payment to all existing and future subordinated indebtedness of Appvion and is secured by security interests in substantially all of the property and assets of Appvion and the debt guarantors. As noted above, the maturity date of the revolving credit facility is June 28, 2018 and the maturity date of the first lien term loan is June 28, 2019. If any amount of the second lien notes remains outstanding on June 30, 2015, then the maturity date of the revolving credit facility shall automatically be deemed to be June 30, 2015 and if any amount of the second lien notes remains outstanding on September 15, 2015, the maturity date of the first lien term loan shall automatically be deemed to be September 15, 2015. The new credit agreement is unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. It contains affirmative and negative covenants customary for similar credit facilities, which among other things, require Appvion to meet a minimum fixed charge coverage ratio under certain circumstances and restricts Appvion’s ability and the ability of Appvion’s subsidiaries, subject to certain exceptions, to incur additional indebtedness and liens, engage in sale and leaseback transactions, make investments, make loans and advances, transact certain asset sales, engage in mergers, acquisitions, consolidations, liquidations and dissolutions, pay dividends or make other payments in respect of equity interests and other restricted payments, engage in certain transactions with affiliates, limit capital expenditures and make prepayments, redemptions and repurchases of other indebtedness.

During the first nine months of 2013, the Company made mandatory debt repayments of $1.0 million, plus interest, on its State of Ohio loans. Prior to the refinancing, Appvion had borrowed an additional $36.9 million, net, from the old revolving credit facility. This was repaid in full with $6.0 million of proceeds from the $335 million first lien term loan and $34.6 million of borrowing from the new revolving credit facility. Year-to-date through September 29, 2013, the Company borrowed $129.1 million and repaid $109.1 million on its new revolving credit facility, leaving an outstanding balance at quarter-end of $20.0 million. In addition, approximately $12.9 million of the new revolving credit facility was used to support outstanding letters of credit.

During March 2012, the Company received the proceeds of a $0.3 million note issued to Appvion., Inc. by Columbia County, Wisconsin.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The Company was in compliance with all debt covenants at September 29, 2013, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

16.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	September 29, 2013		December 29, 2012
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$32,195	$32,155	$32,195	$32,356
Senior secured first lien notes payable	—	—	301,776	319,883
Second lien notes payable	161,766	182,796	161,766	175,516
First lien term loan	331,776	331,776	—	—
Revolving credit facility	20,000	20,000	3,700	3,700
State of Ohio loans	6,225	6,225	7,212	7,212
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	6,000	6,000	8,650	8,650
	$558,262	$579,252	$515,599	$547,617

The senior subordinated notes payable and the second lien notes payable are traded regularly in public markets and therefore, the fair value was determined using Level 1 inputs based on quoted market prices. The first lien term loan is traded regularly in public markets and therefore, the fair value was determined using Level 1 inputs based on quoted market prices. The fair value of the State of Ohio loans was determined using Level 2 observable market inputs including current rates for financial instruments of the same remaining maturity and similar terms. The industrial development bonds have a variable interest rate that reflects current market terms and conditions.

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of fair value as of September 29, 2013 and December 29, 2012.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

17.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest income, interest expense, debt extinguishment expense, foreign exchange (gain) loss, and other expense. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales
Carbonless papers	$88,791	$95,857	$266,818	$315,733
Thermal papers	105,639	106,534	323,033	304,946
	194,430	202,391	589,851	620,679
Encapsys	12,437	12,804	38,505	38,998
Intersegment (A)	(3,997)	(4,451)	(13,152)	(15,402)
Total	$202,870	$210,744	$615,204	$644,275
Operating income (loss)
Carbonless papers	$10,777	$9,968	$30,460	$(30,782)
Thermal papers	7,769	1,851	26,299	(28,210)
	18,546	11,819	56,759	(58,992)
Encapsys	2,810	3,369	9,500	8,443
Unallocated corporate charges	(2,032)	13	(7,223)	(13,158)
Intersegment (A)	(599)	(659)	(1,990)	(2,300)
Total	$18,725	$14,542	$57,046	$(66,007)
Depreciation and amortization (B)
Carbonless papers	$3,758	$4,645	$11,264	$49,524
Thermal papers	3,355	3,426	10,064	39,408
	7,113	8,071	21,328	88,932
Encapsys	466	463	1,430	2,217
Unallocated corporate charges	19	(16)	55	20
Total	$7,598	$8,518	$22,813	$91,169

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to microencapsulated products provided internally for the production of carbonless papers.
(B)	Depreciation and amortization are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

During the three and nine months ended September 30, 2012, the Company recorded $1.6 million and $102.0 million, respectively, in restructuring expense and other costs related to the ceasing of papermaking operations at the West Carrollton, Ohio facility (see Note 2, Restructuring and Other Related Costs). The operating income (loss) of the carbonless papers segment for the three and nine months ended September 30, 2012 included $0.9 million and $56.1 million, respectively, of restructuring and other related charges and $0.7 million and $45.9 million, respectively, was allocated to the thermal papers segment. A $6.8 million settlement charge relating to the full withdrawal from a multi-employer pension plan was also recorded in the thermal papers segment during the prior year quarter. Unallocated corporate charges for the three and nine months ended September 30, 2012 included $0.3 million and $7.2 million, respectively, of transaction costs for a discontinued business combination. Also, third quarter 2012 included $2.2 million of environmental expense insurance recovery.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Of the $1.6 million and $102.0 million of restructuring and other related charges recorded during the three and nine months ended September 30, 2012, $0.9 million and $63.1 million, respectively, was related to accelerated depreciation of the decommissioned papermaking assets. The carbonless papers segment was charged with $0.5 million and $34.7 million of this depreciation, respectively. The thermal papers segment was charged with $0.4 million and $28.4 million of this depreciation, respectively.

18.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the nine months ended September 29, 2013 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 29, 2012	$6,453	$(1,131)	$5,322

Other comprehensive loss before reclassifications	—	(1,390)	(1,390)
Amounts reclassified from accumulated other
comprehensive income	(1,192)	821	(371)
Net other comprehensive loss	(1,192)	(569)	(1,761)
Balance, September 29, 2013	$5,261	$(1,700)	$3,561

The changes in accumulated other comprehensive income by component for the nine months ended September 30, 2012 are as follows (dollars in thousands):

The changes in accumulated other comprehensive income by component for the nine months ended September 30, 2012 were as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 31, 2011	$11,265	$1,759	$13,024

Other comprehensive loss before reclassifications	—	(295)	(295)
Amounts reclassified from accumulated other
comprehensive income	(5,310)	(1,997)	(7,307)
Net other comprehensive loss	(5,310)	(2,292)	(7,602)
Balance, September 30, 2012	$5,955	$(533)	$5,422

All amounts presented are net of tax.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Details about these reclassifications are as follows (dollars in thousands):

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income
						Affected Line Item
	For the Three	For the Three	For the Nine	For the Nine		in Consolidated
Details about Accumulated	Months Ended	Months Ended	Months Ended	Months Ended		Statements of
Other Comprehensive	September 29,	September 30,	September 29,	September 30,		Comprehensive Income
Income Components	2013	2012	2013	2012		(Loss)

Changes in retiree plans
Amortization of prior service credit	$397	$528	$1,192	$5,310	(a)

Hedging activities
Foreign exchange contracts	$(333)	$1,070	$(624)	$2,653		Net sales
Commodity contracts	—	(262)	(197)	(656)		Cost of sales
	$(333)	$808	$(821)	$1,997

Total reclassifications for the period	$64	$1,336	$371	$7,307

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

Presented below is condensed consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantor and a 100%-owned non-guarantor subsidiary (the “Non-Guarantor Subsidiary”) as of September 29, 2013 and December 29, 2012, and for the three and nine months ended September 29, 2013 and September 30, 2012. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

The second lien notes, as amended, place restrictions on the subsidiaries of the Issuer that would limit dividend distributions by these subsidiaries.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 29, 2013
(unaudited)
(dollars in thousands)

				Non-
	Parent		Subsidiary	Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$—	$6,950	$—	$66	$—	$7,016
Accounts receivable, net	—	80,847	—	2,886	—	83,733
Inventories	—	94,003	—	1,500	—	95,503
Due from parent	—	60,786	—	—	(60,786)	—
Other current assets	60,786	9,206	—	297	—	70,289
Total current assets	60,786	251,792	—	4,749	(60,786)	256,541

Property, plant and equipment, net	—	243,099	—	9	—	243,108
Investment in subsidiaries	(372,597)	14,162	—	—	358,435	—
Other assets	12	59,251	—	14	—	59,277
Total assets	$(311,799)	$568,304	$—	$4,772	$297,649	$558,926

LIABILITIES, REDEEMABLE COMMON STOCK,
COMMON STOCK, PAID-IN CAPITAL, DUE
FROM PARENT, ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$—	$50,070	$—	$—	$—	$50,070
Accounts payable	—	61,731	—	38	—	61,769
Due to (from) parent and affiliated
companies	60,786	11,696	—	(11,696)	(60,786)	—
Other accrued liabilities	—	112,385	—	2,268	—	114,653
Total current liabilities	60,786	235,882	—	(9,390)	(60,786)	226,492

Long-term debt	—	508,192	—	—	—	508,192
Other long-term liabilities	—	196,827	—	—	—	196,827
Redeemable common stock,
common stock, paid-in capital, due
from parent, accumulated
deficit and accumulated
other comprehensive income	(372,585)	(372,597)	—	14,162	358,435	(372,585)

Total liabilities, redeemable
common stock, common
stock, paid-in capital, due
from parent, accumulated
deficit and accumulated
other comprehensive income	$(311,799)	$568,304	$—	$4,772	$297,649	$558,926

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 29, 2012
(unaudited)
(dollars in thousands)

				Non-
	Parent		Subsidiary	Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$—	$1,593	$—	$258	$—	$1,851
Accounts receivable, net	—	88,111	—	4,569	—	92,680
Inventories	—	92,939	—	1,410	—	94,349
Due from parent	—	65,000	—	—	(65,000)	—
Other current assets	65,000	5,570	—	50	—	70,620
Total current assets	65,000	253,213	—	6,287	(65,000)	259,500

Property, plant and equipment, net	—	243,254	—	11	—	243,265
Investment in subsidiaries	(352,909)	14,216	—	—	338,693	—
Other assets	12	58,298	—	15	—	58,325
Total assets	$(287,897)	$568,981	$—	$6,313	$273,693	$561,090

LIABILITIES, REDEEMABLE COMMON STOCK,
COMMON STOCK, PAID-IN CAPITAL, DUE
FROM PARENT, ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$—	$3,975	$—	$—	$—	$3,975
Accounts payable	—	68,574	—	26	—	68,600
Due to (from) parent and affiliated
companies	65,000	10,799	—	(10,799)	(65,000)	—
Other accrued liabilities	—	119,690	—	2,412	—	122,102
Total current liabilities	65,000	203,038	—	(8,361)	(65,000)	194,677

Long-term debt	—	511,624	—	—	—	511,624
Other long-term liabilities	—	207,228	—	458	—	207,686
Redeemable common stock,
common stock, paid-in capital, due
from parent, accumulated
deficit and accumulated
other comprehensive income	(352,897)	(352,909)	—	14,216	338,693	(352,897)

Total liabilities, redeemable
common stock, common
stock, paid-in capital, due
from parent, accumulated
deficit and accumulated
other comprehensive income	$(287,897)	$568,981	$—	$6,313	$273,693	$561,090

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2013
(unaudited)
(dollars in thousands)

				Non-
	Parent		Subsidiary	Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$—	$612,963	$—	$31,977	$(29,736)	$615,204
Cost of sales	—	465,510	—	29,892	(29,803)	465,599

Gross profit	—	147,453	—	2,085	67	149,605
Selling, general and administrative
expenses	—	91,080	—	1,479	—	92,559

Operating income	—	56,373	—	606	67	57,046
Interest expense	—	42,092	—	—	—	42,092
Interest income	—	(2)	—	—	—	(2)
Debt extinguishment expense	—	25,101	—	—	—	25,101
Loss in equity investments	10,289	116	—	—	(10,405)	—
Other (income) expense	—	(576)	—	509	129	62

(Loss) income before income taxes	(10,289)	(10,358)	—	97	10,343	(10,207)
(Benefit) provision for income
taxes	—	(69)	—	151	—	82

Net loss	(10,289)	(10,289)	—	(54)	10,343	(10,289)

Other comprehensive loss
Change in retirement plans	(1,192)	(1,192)	—	—	1,192	(1,192)
Realized and unrealized losses
on derivatives	(569)	(569)	—	—	569	(569)
Total other comprehensive loss	(1,761)	(1,761)	—	—	1,761	(1,761)

Comprehensive loss	$(12,050)	$(12,050)	$—	$(54)	$12,104	$(12,050)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(dollars in thousands)

				Non-
	Parent		Subsidiary	Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$—	$645,294	$—	$38,714	$(39,733)	$644,275
Cost of sales	—	576,968	—	39,815	(39,395)	577,388

Gross profit (loss)	—	68,326	—	(1,101)	(338)	66,887
Selling, general and administrative
expenses	—	106,354	—	1,553	—	107,907
Environmental expense insurance
recovery	—	(2,188)	—	—	—	(2,188)
Restructuring	—	27,175	—	—	—	27,175

Operating loss	—	(63,015)	—	(2,654)	(338)	(66,007)
Interest expense	—	45,168	—	—	(243)	44,925
Interest income	—	(54)	—	(243)	243	(54)
Loss in equity investments	111,320	2,203	—	—	(113,523)	—
Other expense (income)	—	971	—	(468)	(207)	296

Loss before income taxes	(111,320)	(111,303)	—	(1,943)	113,392	(111,174)
Provision for income taxes	—	17	—	129	—	146

Net loss	(111,320)	(111,320)	—	(2,072)	113,392	(111,320)

Other comprehensive loss
Change in retirement plans	(5,310)	(5,310)	—	—	5,310	(5,310)
Realized and unrealized losses
on derivatives	(2,292)	(2,292)	—	—	2,292	(2,292)
Total other comprehensive loss	(7,602)	(7,602)	—	—	7,602	(7,602)

Comprehensive loss	$(118,922)	$(118,922)	$—	$(2,072)	$120,994	$(118,922)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2013
(unaudited)
(dollars in thousands)

				Non-
	Parent		Subsidiary	Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$—	$202,806	$—	$10,140	$(10,076)	$202,870
Cost of sales	—	154,494	—	9,965	(10,173)	154,286

Gross profit	—	48,312	—	175	97	48,584
Selling, general and administrative
expenses	—	29,391	—	468	—	29,859

Operating income (loss)	—	18,921	—	(293)	97	18,725
Interest expense	—	12,343	—	—	—	12,343
Interest income	—	(2)	—	—	—	(2)
Debt extinguishment expense	—	334	—	—	—	334
(Income) loss in equity
investments	(6,463)	92	—	—	6,371	—
Other income	—	(194)	—	(228)	104	(318)

Income (loss) before income taxes	6,463	6,348	—	(65)	(6,378)	6,368
(Benefit) provision for income
taxes	—	(115)	—	20	—	(95)

Net income (loss)	6,463	6,463	—	(85)	(6,378)	6,463

Other comprehensive loss
Change in retirement plans	(397)	(397)	—	—	397	(397)
Realized and unrealized losses
on derivatives	(1,581)	(1,581)	—	—	1,581	(1,581)
Total other comprehensive loss	(1,978)	(1,978)	—	—	1,978	(1,978)

Comprehensive income (loss)	$4,485	$4,485	$—	$(85)	$(4,400)	$4,485

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(dollars in thousands)

				Non-
	Parent		Subsidiary	Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$—	$211,180	$—	$13,158	$(13,594)	$210,744
Cost of sales	—	165,723	—	13,717	(13,484)	165,956

Gross profit (loss)	—	45,457	—	(559)	(110)	44,788
Selling, general and administrative
expenses	—	31,209	—	522	—	31,731
Environmental expense insurance
recovery	—	(2,188)	—	—	—	(2,188)
Restructuring	—	703	—	—	—	703

Operating income (loss)	—	15,733	—	(1,081)	(110)	14,542
Interest expense	—	14,901	—	—	(69)	14,832
Interest income	—	(42)	—	(69)	69	(42)
(Income) loss in equity
investments	(516)	424	—	—	92	—
Other income	—	(31)	—	(608)	(131)	(770)

Income (loss) before income taxes	516	481	—	(404)	(71)	522
(Benefit) provision for income
taxes	—	(35)	—	41	—	6

Net income (loss)	516	516	—	(445)	(71)	516

Other comprehensive loss
Change in retirement plans	(528)	(528)	—	—	528	(528)
Realized and unrealized losses
on derivatives	(1,523)	(1,523)	—	—	1,523	(1,523)
Total other comprehensive loss	(2,051)	(2,051)	—	—	2,051	(2,051)

Comprehensive loss	$(1,535)	$(1,535)	$—	$(445)	$1,980	$(1,535)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 29, 2013
(unaudited)
(dollars in thousands)

				Non-
	Parent		Subsidiary	Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(10,289)	$(10,289)	$—	$(54)	$10,343	$(10,289)
Adjustments to reconcile net loss
to net cash provided (used)
by operating activities:
Depreciation and amortization	—	22,811	—	2	—	22,813
Other	—	11,279	—	509	—	11,788
Change in assets and liabilities, net	15,935	(24,773)	—	248	(10,343)	(18,933)
Net cash provided (used) by
operating activities	5,646	(972)	—	705	—	5,379
Cash flows from investing activities:
Proceeds from sale of equipment	—	6	—	—	—	6
Additions to property, plant
and equipment	—	(20,266)	—	—	—	(20,266)

Net cash used by investing activities	—	(20,260)	—	—	—	(20,260)
Cash flows from financing activities:
Payments of senior secured
first lien notes payable	—	(305,000)	—	—	—	(305,000)
Proceeds from first lien
term loan	—	331,650	—	—	—	331,650
Payment of industrial
development bond	—	(2,650)	—	—	—	(2,650)
Debt acquisition costs	—	(7,235)	—	—	—	(7,235)
Payments relating to capital
lease obligations	—	(67)	—	—	—	(67)
Proceeds from old revolving line
of credit	—	155,300	—	—	—	155,300
Payments of old revolving line
of credit	—	(159,000)	—	—	—	(159,000)
Proceeds from new revolving line
of credit		129,100				129,100
Payments of new revolving line
of credit		(109,100)				(109,100)
Payments of State of Ohio loans	—	(987)	—	—	—	(987)
Due to (from) parent and affiliated
companies, net	3,424	(2,527)	—	(897)	—	—
Proceeds from issuance of
redeemable common stock	1,651	—	—	—	—	1,651
Payments to redeem common stock	(10,721)	—	—	—	—	(10,721)
Decrease in cash overdraft	—	(2,886)	—	—	—	(2,886)

Net cash (used) provided by
financing activities	(5,646)	26,598	—	(897)	—	20,055

Effect of foreign exchange rate
changes on cash and cash equivalents	—	(9)	—	—	—	(9)
Change in cash and cash equivalents	—	5,357	—	(192)	—	5,165
Cash and cash equivalents at
beginning of period	—	1,593	—	258	—	1,851
Cash and cash equivalents at
end of period	$—	$6,950	$—	$66	$—	$7,016

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES
AND APPVION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)
(dollars in thousands)

				Non-
	Parent		Subsidiary	Guarantor
	Guarantor	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(111,320)	$(111,320)	$—	$(2,072)	$113,392	$(111,320)
Adjustments to reconcile net loss
to net cash provided (used)
by operating activities:
Depreciation and amortization	—	91,166	—	3	—	91,169
Other	—	15,392	—	(468)	—	14,924
Change in assets and liabilities, net	118,309	10,355	—	(358)	(113,392)	14,914
Net cash provided (used) by
operating activities	6,989	5,593	—	(2,895)	—	9,687
Cash flows from investing activities:
Proceeds from sale of equipment	—	20	—	—	—	20
Additions to property, plant
and equipment	—	(9,015)	—	—	—	(9,015)

Net cash used by investing activities	—	(8,995)	—	—	—	(8,995)
Cash flows from financing activities:
Payments relating to capital
lease obligations	—	(46)	—	—	—	(46)
Proceeds from revolving line
of credit		190,300				190,300
Payments of revolving line of credit		(182,750)				(182,750)
Payments of State of Ohio loans	—	(935)	—	—	—	(935)
Proceeds from municipal debt	—	300	—	—	—	300
Due (from) to parent and affiliated
companies, net	(87)	(2,576)	—	2,663	—	—
Proceeds from issuance of
redeemable common stock	1,677	—	—	—	—	1,677
Payments to redeem common stock	(8,579)	—	—	—	—	(8,579)
Decrease in cash overdraft	—	(5,479)	—	—	—	(5,479)

Net cash (used) provided by
financing activities	(6,989)	(1,186)	—	2,663	—	(5,512)

Effect of foreign exchange rate
changes on cash and cash equivalents	—	22	—	—	—	22
Change in cash and cash equivalents	—	(4,566)	—	(232)	—	(4,798)
Cash and cash equivalents at
beginning of period	—	6,688	—	553	—	7,241
Cash and cash equivalents at
end of period	$—	$2,122	$—	$321	$—	$2,443

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%‑owned subsidiaries. It includes Appvion, Inc., formerly known as Appleton Papers Inc., and its 100%-owned subsidiaries (collectively “Appvion”).

Overview

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of PDC and Appvion for the quarter ended September 29, 2013. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. Reference should also be made to the Annual Report on Form 10-K for the year ended December 29, 2012, the consolidated financial statements and related notes included therein.

On June 28, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities, reduce interest costs and increase financial flexibility and liquidity options. The refinancing included the execution of a new credit agreement providing for a $100 million five-year revolving line of credit due June 2018 and a $335 million first lien term loan due June 2019. Proceeds from the $335 million first lien term loan, less expenses and discounts, were $326.3 million. A portion of these proceeds was used to redeem $300.7 million of the 10.5% senior secured first lien notes due June 2015. On July 31, 2013, Appvion redeemed the remaining $4.3 million of these first lien notes. In conjunction with this $4.3 million repayment, a redemption premium of $0.2 million was paid and $0.1 million of unamortized deferred debt issuance costs and original issue discount were written off and included in debt extinguishment expense on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 29, 2013.

The first lien term loan bears interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of the variable rate debt using an interest rate swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019.

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

Financial Highlights

Third quarter 2013 net sales of $202.9 million were $7.8 million, or 3.7%, lower than third quarter 2012 net sales. Third quarter 2013 shipment volumes were approximately 4% lower than the same period last year. Third quarter 2013 thermal papers net sales of $105.7 million were $0.9 million lower despite a volume increase of approximately 2%. Third quarter 2013 carbonless papers net sales of $88.8 million were $7.1 million, or 7.4%, lower than net sales for the prior year quarter on a volume decrease of approximately 9%. The Company has completed the full-year cycle following its decision to exit certain non-strategic international markets. While the Company’s carbonless paper sales are expected to decline, the rate of decline is more likely to reflect historical market trends of 7% to 9%. Third quarter 2013 Encapsys® net sales of $12.4 million were 3.1% lower than third quarter 2012 net sales. However, net sales to external customers were 1.2% higher on a 6% reduction in sales volume.

Third quarter 2013 cost of sales of $154.3 million was $11.6 million lower than third quarter 2012. Included in the prior year cost of sales was a $6.8 million settlement charge relating to the withdrawal from the multi-employer pension plan as negotiated by the West Carrollton, Ohio bargaining workforce. Third quarter 2012 results also included $5.1 million of restructuring and other expenses related to the cessation of papermaking in West Carrollton and the Company’s transition to the 15-year base paper agreement. Current quarter SG&A expenses were $1.9 million, or 6.0%, less than the previous year quarter largely due to reduced expense associated with incentive compensation as well as lower distribution costs.

The Company recorded current quarter net income of $6.5 million compared to net income of $0.5 million recorded in the prior year quarter. Third quarter 2012 net income included a $2.2 million environmental expense insurance recovery. The Company’s results for the third quarter and first nine months of 2013 include an out-of-period adjustment related to the correction of an overstatement of accounts payable related to prior periods which increased earnings $1.5 million and $0.9 million, respectively. See Note 1 to the Condensed Consolidated Financial Statements.

Comparison of Unaudited Results of Operations for the Quarters Ended September 29, 2013 and September 30, 2012

	Paperweight Development Corp. and Subsidiaries and
	Appvion, Inc. and Subsidiaries
	For the Quarter Ended
	September 29,	September 30,	Increase
	2013	2012	(Decrease)
	(dollars in millions)

Net sales	$202.9	$210.7	(3.7)%
Cost of sales	154.3	165.9	(7)%

Gross profit	48.6	44.8	8.5%

Selling, general and administrative expenses	29.9	31.8	(6)%
Restructuring	-	0.7	(100)%
Environmental expense insurance recovery	-	(2.2)	(100)%

Operating income	18.7	14.5	29%

Interest expense, net	12.3	14.8	(16.9)%
Debt extinguishment expense	0.3	-	nm
Other non-operating income, net	(0.3)	(0.8)	(62.5)%

Income before income taxes	6.4	0.5	nm
Benefit for income taxes	(0.1)	-	(100)%

Net income	$6.5	$0.5	nm

Comparison as a percentage of net sales
Cost of sales	76.0%	78.7%	(2.7)%
Gross margin	24.0%	21.3%	2.7%
Selling, general and administrative expenses	14.8%	15.1%	(0.3)%
Operating margin	9.2%	6.9%	2.3%
Income before income taxes	3.2%	0.2%	3.0%
Net income	3.2%	0.2%	3.0%

Net sales for third quarter 2013 were $202.9 million, a decrease of $7.8 million, or 3.7%, compared to the prior year period. Thermal papers net sales and carbonless papers net sales were down 0.8% and 7.4%, respectively. Encapsys net sales were 3.1% lower than the prior year quarter. Within the paper business, shipment volumes were lower by approximately 4%. Total Encapsys volume was approximately 8% lower than third quarter 2012, of which, volumes to external customers was approximately 6% lower.

Third quarter 2013 operating income of $18.7 million improved from third quarter 2012 operating income of $14.5 million. The Company’s financial results for third quarter 2013 were positively impacted by improved product mix totaling $1.7 million across all business segments. The Company also benefited from favorable raw materials and utilities pricing of $1.8 million. A $2.4 million reduction in manufacturing costs included lower transition costs related to the 15-year base paper supply agreement, as well as lower depreciation expense, offsetting unfavorable manufacturing operations. These reductions were partially offset by reduced operating income of $2.8 million resulting from lower shipment volumes. Third quarter 2012 cost of sales also included the $6.8 million settlement charge relating to the withdrawal from the multi-employer pension plan negotiated by the West Carrollton bargaining workforce. The prior year quarter also included $1.6 million of restructuring expense and other costs related to ceasing papermaking operations in Ohio. This $1.6 million charge included restructuring expense of $0.7 million for employee termination costs and fixed asset decommissioning expense and a $0.9 million noncash charge to cost of sales for accelerated depreciation. Third quarter 2012 financial results also included a $2.2 million environmental expense insurance recovery. Third quarter 2013 SG&A expenses were $1.9 million lower than the previous year quarter due to reduced expense associated with incentive compensation as well as lower distribution costs.

The Company recorded net income of $6.5 million in third quarter 2013 compared to third quarter 2012 net income of $0.5 million. Current quarter net interest expense of $12.3 million was $2.5 million less than in third quarter 2012. Debt extinguishment expense of $0.3 million was also recorded during third quarter 2013 as a result of the June 2013 voluntary refinancing. Non-operating income of $0.3 million was recorded during third quarter 2013, compared to $0.8 million of non-operating income in the same quarter last year, largely due to a $0.5 million swing in foreign currency exchange.

Comparison of Unaudited Results of Operations for the Nine Months Ended September 29, 2013 and September 30, 2012

	Paperweight Development Corp. and Subsidiaries and
	Appvion, Inc. and Subsidiaries
	For the Nine Months Ended
	September 29,	September 30,	Increase
	2013	2012	(Decrease)
	(dollars in millions)

Net sales	$615.2	$644.3	(4.5)%
Cost of sales	465.6	577.4	(19.4)%

Gross profit	149.6	66.9	123.6%

Selling, general and administrative expenses	92.6	107.9	(14.2)%
Restructuring	-	27.2	(100)%
Environmental expense insurance recovery	-	(2.2)	(100)%

Operating income (loss)	57.0	(66.0)	186.4%

Interest expense, net	42.1	44.9	(6.2)%
Debt extinguishment expense	25.1	-	nm
Other non-operating expense, net	-	0.3	(100)%

Loss before income taxes	(10.2)	(111.2)	90.8%
Provision for income taxes	0.1	0.1	-

Net loss	$(10.3)	$(111.3)	90.7%

Comparison as a percentage of net sales
Cost of sales	75.7%	89.6%	(13.9)%
Gross margin	24.3%	10.4%	13.9%
Selling, general and administrative expenses	15.0%	16.7%	(1.7)%
Operating margin	9.3%	(10.2)%	19.5%
Loss before income taxes	(1.7)%	(17.3)%	15.6%
Net loss	(1.7)%	(17.3)%	15.6%

Net sales for the first nine months of 2013 were $615.2 million, a decrease of $29.1 million, or 4.5%, compared to the first nine months of 2012. Net sales growth of 5.9% within the thermal papers segment, on a shipment volume increase of approximately 8%, partially offset lower net sales and shipment volumes within the carbonless papers and Encapsys business segments.

The Company recorded operating income of $57.0 million for the first nine months of 2013. This compared to an operating loss of $66.0 million for the same period last year. Improved product mix, favorable raw materials and utilities pricing and favorable manufacturing costs, which included lower transition costs related to the 15-year base paper supply agreement, as well as lower depreciation expense, improved current year operating income by $16.0 million. That improvement was partially offset by a $7.5 million reduction of operating income due to lower shipment volumes. The operating loss recorded for the first nine months of 2012 included $102.0 million of restructuring expense and other costs related to ceasing papermaking operations in Ohio. Noncash expense of $63.1 million for accelerated depreciation related to the decommissioning of papermaking assets as well as an $11.1 million noncash write-down of papermaking stores and spare parts inventories to lower of cost or market were included in cost of sales. A $0.6 million noncash write-off of construction in progress was also included in cost of sales. Third quarter 2012 year-to-date cost of sales also included the $6.8 million settlement charge relating to the withdrawal from the multi-employer pension plan negotiated by the West Carrollton bargaining workforce. Year-to-date 2012 restructuring expense of $27.2 million included $25.3 million of employee termination benefits, including severance, related benefits and pension costs and $1.9 million of decommissioning and other costs. The Company also recorded a $2.2 million environmental expense insurance recovery during this period of 2012. Year-to-date 2013 SG&A expenses were $15.3 million lower than the same previous year period due to reduced expense associated with incentive and deferred compensation, distribution costs and retiree benefits. This was partially offset by higher salaries expense and an increase in research trial costs. In addition, prior year SG&A expenses included $7.2 million of business combination transaction costs.

The Company reported a net loss of $10.3 million for the first nine months of 2013 compared to a net loss of $111.3 million reported last year. The 2013 loss includes $25.1 million of debt extinguishment expense recorded as a result of the June 2013 voluntary refinancing. Year-to-date 2013 net interest expense of $42.1 million was $2.8 million less than during the same period last year.

Business Segment Discussion

Third quarter 2013 net sales within the Company’s paper business were $194.4 million or $8.0 million lower than third quarter 2012 net sales. Net sales within the Company’s paper business during the first nine months of 2013 were $589.9 million or $30.8 million lower than the same period last year. Third quarter 2013 operating income of $18.5 million compared to third quarter 2012 operating income of $11.8 million. Operating income during the first nine months of 2013 was $56.7 million compared to an operating loss of $59.0 million for the same period last year. The year-on-year operating income variance was the result of the following (dollars in millions):

	For the Three	For the Nine
	Months Ended	Months Ended
	Sept. 29, 2013 v.	Sept. 29, 2013 v.
	the Three Months	the Nine Months
	Ended Sept. 30, 2012	Ended Sept. 30, 2012
Restructuring and other related costs	$ 1.6	$ 102.0
Favorable price and mix	0.6	8.3
Favorable raw materials and utilities pricing	2.0	5.2
Lower selling, general and administrative expense and other	1.6	4.3
Favorable manufacturing costs	3.1	3.4
Lower shipment volumes	(2.2)	(7.5)
	$ 6.7	$ 115.7

Carbonless Papers

•Third quarter 2013 carbonless net sales totaled $88.8 million, a decrease of $7.1 million, or 7.4%, from prior year. Shipment volumes during third quarter 2013 were approximately 9% lower than the same period last year. The Company has completed the full-year cycle following its decision to exit certain non-strategic international markets. While the Company’s carbonless paper sales are expected to decline, the rate of decline is more likely to reflect historical market trends of 7% to 9%. Sequentially, third quarter 2013 carbonless net sales were slightly higher than the previous quarter on comparatively flat shipment volumes. During the first nine months of 2013, carbonless net sales totaled $266.8 million, a decrease of $48.9 million, or 15.5% from prior year. On a year-to-date basis, 2013 carbonless shipment volumes were approximately 20% lower than last year. During the first nine months of 2013, the negative impact of lower shipment volumes was partially offset by the benefit realized from improved pricing.

•Third quarter 2013 carbonless papers operating income of $10.8 million compared to $10.0 million of operating income reported in third quarter 2012. Last year’s quarter included $0.9 million of restructuring and other related costs and $1.4 million of one-time transition costs related to the 15-year base paper supply agreement. During the first nine months of 2013, the Company reported operating income of $30.4 million compared to a $30.8 million operating loss for the same period in 2012. The prior year nine-month operating loss included $56.1 million of restructuring and other related costs and $2.8 million of one-time transition costs related to the base paper supply agreement.

Thermal Papers

•Third quarter 2013 thermal papers net sales totaled $105.7 million, a decrease of $0.8 million, or 0.8%, over the same prior year period. Shipment volumes were up for the period by approximately 2% when compared to third quarter 2012. Current quarter tag, label and entertainment (“TLE”) shipment volumes increased approximately 4% while receipt paper volumes were flat. Sequentially, third quarter 2013 thermal papers net sales were slightly higher than the previous quarter on increased shipment volumes of nearly 4%. During the first nine months of 2013, thermal papers net sales totaled $323.0 million, an increase of $18.0 million, or 5.9% from prior year. On a year-to-date basis, 2013 thermal shipment volumes were approximately 8% higher than last year, with receipt paper volumes growing by nearly 10% and TLE volumes increasing 6%.

•The thermal papers segment recorded operating income of $7.7 million for third quarter 2013. This compared to third quarter 2012 operating income of $1.8 million, which included a $6.8 million settlement charge relating to the negotiated withdrawal from the multi-employer pension plan covering the West Carrollton bargaining workforce. During the first nine months of 2013, operating income of $26.3 million was reported compared to a $28.2 million operating loss for the same period in 2012. The prior year nine-month operating loss included $45.9 million of restructuring and other related costs and $5.4 million of one-time transition costs related to the 15-year base paper supply agreement, as well as the previously-mentioned $6.8 million pension plan settlement charge.

Encapsys

•Encapsys third quarter 2013 net sales of $12.4 million were $0.4 million, or 3.1%, lower than third quarter 2012. Current quarter external net sales were 1.2% higher on reduced shipment volumes of approximately 6%. Year-to-date 2013 net sales of $38.5 million were $0.5 million, or 1.3%, lower than the same period last year. Current year-to-date external net sales were 7.4% higher on increased external shipment volumes of over 3%. Both current year periods benefited from improved product price.

•Encapsys third quarter 2013 operating income was $2.8 million compared to $3.4 million during the same quarter of 2012. Operating income for the nine months ended September 29, 2013 was $9.5 million. During the same period last year, Encapsys reported operating income of $8.4 million. Both current year periods benefited from improved product mix.

Unallocated Corporate Charges

•Unallocated corporate charges were $2.0 million for third quarter 2013 and $0 for third quarter 2012. Third quarter 2012 benefited from a $2.2 million environmental expense insurance recovery recorded during the period. Year-to-date 2013 expense was $7.2 million compared to $13.1 million for the first nine months of 2012. Prior year spending included $7.2 million of costs associated with the discontinued business combination transaction.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects that cash on hand, internally generated cash flow and available credit from its revolving credit facility, will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At September 29, 2013, the Company had $7.0 million of cash and approximately $67.1 million of unused borrowing capacity under its revolving credit facility. The revolving credit facility had an outstanding balance of $20.0 million and net debt (total debt less cash) was $551.2 million. Despite the following significant cash payments made during the first nine months of 2013, $29.4 million of debt interest, $24.1 million of refinancing costs, $20.3 million of capital expenditures, $12.5 million of contributions to the pension plan and $9.1 million of net redemptions of common stock, net debt increased by only $37.5 million since year-end 2012.

The Company was in compliance with all debt covenants at September 29, 2013, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, its financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with its debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities-Paperweight Development Corp. and Subsidiaries. Net cash provided by operating activities during the first nine months of 2013 was $5.4 million compared to $9.7 million of net cash provided during the same nine-month period last year. Net loss of $10.3 million, adjusted for noncash charges, provided $24.3 million in operating cash for the period. Noncash charges included $22.8 million of depreciation and amortization, $2.0 million of noncash employer matching contributions to the KSOP and $3.0 million of other noncash charges. Net loss was also adjusted for $6.8 million of noncash debt refinancing costs related to the June 2013 voluntary refinancing. An increase in working capital used $4.2 million of cash. A decrease in the pension liability, which included $12.5 million of pension plan contributions, resulted in a $12.1 million net use of cash. Other uses of cash totaled $2.6 million.

The primary component of the change in working capital was an $8.3 million decrease in accounts payable and other accrued liabilities. During the current year period there was an $8.0 million reduction in accrued compensation largely due to the first quarter payment of bonuses earned in 2012, a $3.9 million reduction in accrued customer rebates and a $3.0 million payment of vested deferred compensation. This was offset by a $10.0 million increase in accrued interest related to debt interest due in October and December. Also during the nine months ended September 29, 2013, cash was used as inventories increased $1.3 million and other current assets increased $3.9 million. The other component of the change in working capital was a $9.3 million decrease in accounts receivable.

Cash Flows from Operating Activities-Appvion, Inc. and Subsidiaries.  Net cash used by operating activities during the first nine months of 2013 was $0.3 million. Cash provided by operating activities during the first nine months of 2012 was $2.7 million. As Appvion is the primary operating subsidiary of the Company, a majority of the components of cash flows from operating activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. Under an arbitration award with NCR related to remediation of the Lower Fox River, Appvion agreed to share defense and liability costs with NCR and therefore the funding under this agreement is included in operating activities. This is the main driver of the additional changes in cash flows from operating activities.

Cash Flows from Investing Activities-Paperweight Development Corp and Subsidiaries and Appvion, Inc. and Subsidiaries. During the first nine months of 2013, $20.3 million of cash was used for investing activities, all of which was for the acquisition of property, plant and equipment. This compares to $9.0 million used during the first nine months of 2012, all of which was used for the acquisition of property, plant and equipment.

Cash Flows from Financing Activities-Paperweight Development Corp. and Subsidiaries. Net cash provided by financing activities during the first nine months of 2013 was $20.1 million compared to $5.5 million of cash used during the prior year. During third quarter, $2.7 million of secured variable rate industrial development bonds, due August 2013, were repaid. During the first three quarters of 2013, the Company made mandatory debt repayments of $1.0 million, plus interest, on its State of Ohio loans. The Company also borrowed $155.3 million and repaid $159.0 million on its old revolving credit facility, as amended. The Company borrowed $129.1 million and repaid $109.1 million on its new revolving credit facility.

Year-to-date 2013 proceeds from the issuance of PDC redeemable common stock totaled $1.6 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2013. Payments to redeem PDC stock were $10.7 million.

Cash overdrafts decreased $2.9 million during the first nine months of 2013. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

On June 28, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities, reduce interest costs and increase financial flexibility and liquidity options. The refinancing included the execution of a new credit agreement providing for a $100 million five-year revolving line of credit due June 2018 and a $335 million first lien term loan due June 2019. The new line of credit replaced the five-year, $100 million revolving credit facility due February 2015. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Appvion’s borrowings under the revolving credit facility bears interest at Appvion’s option at either base rate plus 3.5% or LIBOR plus 4.5%, per annum.

Proceeds from the $335 million first lien term loan, less expenses and discounts, were $326.3 million. These proceeds were used to redeem $300.7 million of the 10.5% senior secured first lien notes due June 2015, pay $1.1 million of interest due on the notes, pay $18.1 million of note premiums and costs associated with the note redemption, repay $6.0 million of the old revolver and pay $0.4 million of interest and fees due on the old revolver. The $18.1 million is included in debt extinguishment expense on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 29, 2013. In addition, there was a cash outlay of $7.2 million for debt acquisition costs. As a result of the refinancing, $6.7 million of unamortized deferred debt issuance costs and original issue discount associated with the redeemed senior secured first lien notes and old revolver were written off and included in debt extinguishment expense.

The first lien term loan bears interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019. The term loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on June 28, 2019. Also, within five business days after the year-end financial statements have been filed, Appvion shall prepay an aggregate principal amount of the term loan equal to the excess, if any, of (a) 50% of defined excess cash flow, provided that such percentage shall be reduced to (1) 25% based upon Appvion achieving a consolidated leverage ratio of less than 3.50 to 1.0 but greater than or equal to 2.50 to 1.0 and (2) 0% based upon Appvion achieving a consolidated leverage ratio of less than 2.50 to 1.0 minus (b) the aggregate amount of all prepayments of the revolving credit line which constitute permanent reductions of the revolving credit facility and all optional prepayments of the first lien term loan made during the year.

On July 31, 2013, Appvion redeemed the remaining $4.3 million of 10.5% senior secured first lien notes due June 2015, plus interest and $0.2 million of debt extinguishment expense. In addition, $0.1 million of unamortized deferred debt issuance costs and original issue discount were written off and included in debt extinguishment expense.

The new credit agreement ranks senior in right of payment to all existing and future subordinated indebtedness of Appvion and is secured by security interests in substantially all of the property and assets of Appvion and the debt guarantors. As noted above, the maturity date of the revolving credit facility is June 28, 2018 and the maturity date of the first lien term loan is June 28, 2019. If any amount of the second lien notes remains outstanding on June 30, 2015, then the maturity date of the revolving credit facility shall automatically be deemed to be June 30, 2015 and if any amount of the second lien notes remains outstanding on September 15, 2015, the maturity date of the first lien term loan shall automatically be deemed to be September 15, 2015. The new credit agreement is unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. It contains affirmative and negative covenants customary for similar credit facilities, which among other things, require Appvion to meet a minimum fixed charge coverage ratio under certain circumstances and restricts Appvion’s ability and the ability of Appvion’s subsidiaries, subject to certain exceptions, to incur additional indebtedness and liens, engage in sale and leaseback transactions, make investments, make loans and advances, transact certain asset sales, engage in mergers, acquisitions, consolidations, liquidations and dissolutions, pay dividends or make other payments in respect of equity interests and other restricted payments, engage in certain transactions with affiliates, limit capital expenditures and make prepayments, redemptions and repurchases of other indebtedness.

Cash Flows from Financing Activities-Appvion,  Inc. and Subsidiaries. Net cash provided by financing activities during the first nine months of 2013 was $25.7 million compared to cash provided of $1.5 million during the prior year period. As Appvion is the primary operating subsidiary of the Company, a majority of the components of cash flows from financing activities are the same as those discussed above for Paperweight Development Corp. and Subsidiaries. As Appvion is indemnified by PDC for payments made under the arbitration award with NCR related to the remediation of the Lower Fox River, funds due from PDC are recorded as a financing activity. The main driver of the additional changes in cash flows from financing activities is due to this change in due from PDC.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation. ASU 2013-04 is effective for the Company's annual and interim periods beginning after December 15, 2013, though early adoption is permitted, and retrospective application is required for all prior periods presented. The Company is currently evaluating the effects, if any, the adoption will have on its consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” It provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. ASU 2012‑02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, though early adoption is permitted. As required, the Company adopted this guidance beginning in the first quarter ended March 31, 2013, and there was no impact to the Company’s condensed consolidated financial statements as a result of adoption.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10‑K for the year ended December 29, 2012. Other than with respect to the update below, there have been no material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10‑K.

Interest Rate Risk. As a result of the June 28, 2013 voluntary refinancing, the Company increased its variable rate debt to $341.0 million. The new $335.0 million first lien term loan bears interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. The current annual interest rate charged is 5.75%. On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019.

Item 4—Controls and Procedures

Paperweight Development Corp. and Subsidiaries

Changes in Internal Controls over Financial Reporting

There have been no changes in PDC’s internal control over financial reporting during PDC’s third quarter 2013 that have materially affected, or are reasonably likely to materially affect, PDC’s internal control over financial reporting.

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

Appvion, Inc. and Subsidiaries

Changes in Internal Controls over Financial Reporting

There have been no changes in Appvion’s internal control over financial reporting during Appvion’s third quarter 2013 that have materially affected, or are reasonably likely to materially affect, Appvion’s internal control over financial reporting.

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

Appvion is obligated to share defense and liability costs with NCR as determined by a 1998 agreement and a 2005 arbitration determination (“the Arbitration”).

On April 10, 2012, the United States District Court for the Eastern District of Wisconsin granted Appvion’s motion for summary judgment and dismissed all claims against Appvion in the enforcement action. The decision establishes that Appvion is no longer a potentially responsible party (“PRP”), no longer liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA” or “Superfund”), no longer considered a legal successor to NCR’s liabilities, and no longer required to comply with the 106 Order commanding remediation of the Lower Fox River. In addition, on July 3, 2012, the United States District Court for the Eastern District of Wisconsin determined that Appleton Coated Paper Company and NCR did not arrange for the disposal of hazardous waste within the meaning of CERCLA.

The rulings do not affect Appvion’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of the Arbitration arising out of Appvion’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appvion and BAT have joint and several liability under the Arbitration for certain costs relating to the Lower Fox River and other potential future sites. Appvion has initiated the dispute resolution procedures outlined in the 1998 agreement. Issues in dispute include the scope of Appvion’s liability under the agreement, if any, as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). The current carrying amount of Appvion’s liability under the Arbitration is $60.8 million, which represents Appvion’s best estimate of potential amounts to be paid. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appvion with the same claim, seeking a declaration that BAT is indemnified by Appvion. Appvion intends to vigorously defend against this claim and has filed an application challenging the jurisdiction of the United Kingdom court.

Prior to the ruling in the above enforcement action, the United States Environmental Protection Agency (“EPA”) and Wisconsin Department of Natural Resources (“DNR”) claimed Appvion was a PRP with respect to historic discharges of polychlorinated biphenyls (“PCBs”) into the Lower Fox River in Wisconsin. Carbonless paper containing PCBs was manufactured at what is currently the Appleton plant from 1954 until 1971. During this period, wastewater containing PCBs was discharged into the Lower Fox River from a publicly-owned treatment works, from the Combined Locks, Wisconsin paper mill and from other local industrial facilities. Wastewater from the Appleton plant was processed through the publicly-owned treatment works. Appvion purchased the Appleton plant and the Combined Locks, Wisconsin paper mill from NCR in 1978, long after the use of PCBs in the manufacturing process was discontinued. The EPA issued an administrative order in November 2007, directing the PRPs to implement the remedial action of the Fox River pursuant to which certain of the PRPs commenced remediation in 2008. The various PRPs, including NCR, the EPA and the DNR continue to contest the scope, extent and costs of the remediation as well as the appropriate bases for determining the parties’ relative shares of the remediation cost.

The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appvion has recorded a $60.8 million environmental indemnification receivable as of September 29, 2013.

Appvion cannot predict the final outcomes of the various proceedings that will determine the portion of NCR’s remediation costs that it may be obligated to share under the Arbitration, nor can it anticipate that AWA will have sufficient resources to support the indemnification agreements. If the Arbitration obligation exceeds AWA’s financial capability, and BAT fails to meet its obligation under Arbitration, Appvion could be required to pay such excess, which could materially adversely affect its business, financial condition and results of operations.

Appvion’s former parent, AWA, may fail to comply with its indemnification obligations related to the acquisition of Appvion.

As amended in, and as limited by the terms of the purchase agreement relating to the acquisition of Appvion, AWA and two of its affiliates have agreed to indemnify PDC and Appvion for certain losses resulting from (1) inaccuracies in the environmental representations and warranties made by AWA and its affiliates, (2) certain known environmental matters that existed at the closing of the acquisition, (3) environmental matters related to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of the Company’s former affiliates and subsidiaries and (4) environmental matters relating to the real property on which the Company’s former Camp Hill, Pennsylvania plant and the Company’s current distribution center are located that existed prior to its sale of the Camp Hill plant to a third-party.

AWA has also agreed, subject to certain limitations, to indemnify Appvion and PDC for specified environmental liabilities relating to the contamination of the Lower Fox River and other potential future sites. If the indemnified matters result in significant liabilities for the Company, and AWA and/or its affiliates are unable or unwilling to honor these indemnification obligations, the Company could be required to pay for these liabilities, which could materially adversely affect its business, financial condition and results of operations.

The Company has a substantial amount of indebtedness outstanding and, as a result, it is operating as a highly leveraged company.

The Company’s total debt at September 29, 2013, was approximately $558 million. For a description of the components of the Company’s debt, as well as discussion of the June 28, 2013 voluntary refinancing of a portion of its debt, see Note 15 of the Notes to Condensed Consolidated Financial Statements. This large amount of indebtedness could:

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

•         environmental regulations and

•         general economic conditions.

The Company expects to use cash flow from operations to pay its expenses and scheduled interest and principal payments due under its outstanding indebtedness. Its ability to make these payments depends on its future performance, which is affected by financial, business, economic and other factors, many of which the Company cannot control. The recent recession and credit crisis and related turmoil in the global financial system has had and may continue to have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. Consequently, its business may not generate sufficient cash flow from operations in the future and its anticipated growth in revenue and cash flow may not be realized, either or both of which could result in the Company being unable to repay or pay interest on its indebtedness or to fund other liquidity needs. If the Company does not have enough money, it may be required to refinance all or part of its then-existing debt, sell assets or borrow more money. The Company cannot make any assurances that it will be able to accomplish any of these alternatives on terms acceptable to it, or at all. In addition, the terms of existing or future debt agreements, including the first lien term loan, the revolving credit facility and the indentures governing the notes, may restrict the Company from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the value of its indebtedness and its ability to pay the amounts due. In addition, if the Company defaults in the payment of amounts due, it would give rise to an event of default under the note indentures and possible acceleration of amounts due under its outstanding indebtedness. In the event of any acceleration, there can be no assurance that the Company will have enough cash to repay its outstanding indebtedness. On June 28, 2013, the Company completed a voluntary refinancing of a portion of its debt. The indebtedness incurred under the new first lien term loan and revolving line of credit bears interest at variable rates, and therefore if interest rates increase, debt service requirements would increase. On July 30, 2013, Appvion fixed the interest rate at 7.24%, on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019.

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

In addition, for each of the four 12-month periods following implementation of the final duties, the Company and the German manufacturer have filed requests for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month review period, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. In 2012, the Department issued a final determination in the second 12-month review period, resulting in a dumping margin of 4.33% for imports from the German manufacturer for the period from November 2009 to October 2010. In April 2013, the Department issued a final determination in the third 12-month review period, resulting in a dumping margin of 75.36% for imports from the German manufacturer for the period from November 2010 to October 2011. The third review determination was based on the Department’s finding that the German manufacturer knowingly and intentionally submitted fraudulent responses to the Department. The German manufacturer has appealed each of the final review determinations. Finally, the Department and the ITC are required to conduct reviews five years after an antidumping or countervailing duties order is issued to determine whether revoking the order would be likely to lead to continuation or recurrence of dumping or subsidies and of material injury (“Sunset Review”). In October 2013, the Company filed notices of its intent to participate in the Sunset Review of the German and Chinese duties. Upon final resolution of the appeals, the fourth administrative review and the Sunset Review, certain of the duties could be reduced, increased or eliminated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 29, 2012, as well as in the Quarterly Report on Form 10-Q for the current quarter ended September 29, 2013, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

APPVION, INC. (Registrant)

Date: November 5, 2013	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: November 5, 2013	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)