Form 10-K
period 2013-12-28
PAPERWEIGHT DEVELOPMENT CORP
filed 2014-03-13
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

xANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 28, 2013

OR

¨TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From            To             .

Commission file numbers: 333-82084-01

PAPERWEIGHT DEVELOPMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)
Wisconsin
(State or Other Jurisdiction of Incorporation or Organization)

39-2014992
(I.R.S. Employer Identification No.)

825 East Wisconsin Avenue, P.O. Box 359, Appleton, Wisconsin
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (920) 734-9841

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ¨    No  x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  x    No  ¨

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   x    No  ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated filer  ¨    Accelerated filer  ¨    Non-accelerated filer  x    Smaller reporting company  ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ¨    No  x

As of March 1, 2014, 8,128,416 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp were held by non-affiliates.

Documents incorporated by reference: None.

Paperweight Development Corp. meets the conditions set forth in General Instruction I(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appvion, Inc, formerly known as Appleton Papers Inc., and its 100%-owned subsidiaries (collectively “Appvion,” formerly “Appleton”).

Item 1.Business

Overview

The Company is a leading manufacturer of specialty, high value-added coated paper products, including carbonless, thermal and security papers. The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as microencapsulation and security technologies. Under U.S. generally accepted accounting principles (“GAAP”), it has three reportable segments: carbonless papers, thermal papers and Encapsys®. The performance of these three segments is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Encapsys

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for new markets, external partners and for the Company’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. The Company helped NCR Corporation (“NCR”) produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, the Company researchers have developed the art and science of microencapsulation and are working with potential partners in industries as diverse as agriculture, building and construction, paper, textiles, personal and household care, and oil and gas. The Encapsys segment leverages the Company’s extensive technical knowledge and experience with microencapsulation to create and sell new products. The Encapsys segment also uses an open innovation process with partner companies to develop successful technical solutions for those companies.

Thermal Papers

The thermal papers segment develops and produces substrates for transaction and item identification markets. The Company believes it is the largest manufacturer of direct thermal papers in North America. Thermal paper is used in four principal end markets: (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts.

Carbonless Papers

The carbonless papers segment includes carbonless, security and other specialty paper products. The Company produces and sells the NCR PAPER* brand of carbonless paper. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. The Company produces coated products for design and print applications and offers custom coating solutions. The Company also produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets.

* NCR PAPER is a registered trademark licensed to the Company.

Company Background

PDC was incorporated in Wisconsin on December 28, 2000. Appvion was incorporated in Delaware in July 1965 and is the primary operating subsidiary of PDC.

Company History

Appleton Coated Paper Company, or ACPC, began operations in 1907 in Appleton, Wisconsin. In 1953, ACPC began working with NCR on the development and production of carbonless paper. In 1954, NCR began marketing its NCR PAPER* brand of carbonless paper, which ACPC manufactured.

In 1969, NCR acquired Combined Paper Mills, Inc., which then consisted of pulp and paper mills in Combined Locks, Wisconsin, and Roaring Spring, Pennsylvania. In 1970, NCR acquired ACPC. In 1971, NCR formed the Appleton Papers division by merging ACPC with Combined Paper Mills, Inc.

In 1978, Appleton, then a subsidiary of B.A.T Industries Limited, acquired the assets of the Appleton Papers division from NCR. In 1990, Appleton, together with The Wiggins Teape Group Ltd., was separated from B.A.T Industries to form Wiggins Teape Appleton p.l.c., a public company listed on the London Stock Exchange. Later that year, Wiggins Teape Appleton merged with Arjomari Prioux SA, a public French paper manufacturer and merchant. Shortly after the merger, the group changed its name to Arjo Wiggins Appleton p.l.c. Appleton operated as an indirect, 100%-owned subsidiary of Arjo Wiggins Appleton p.l.c. until 2001.

On November 9, 2001, Appleton employees purchased Appleton from Arjo Wiggins Appleton p.l.c. through the use of an employee stock ownership plan. On May 9, 2013, the Company changed its name from Appleton Papers Inc. to Appvion, Inc.

The KSOP and the ESOP

The Appvion Retirement Savings and Employee Stock Ownership Plan (the “KSOP” or the “plan”) includes a separate employee stock ownership plan component (the “ESOP” or the “Company Stock Fund”). The KSOP is a tax-qualified retirement plan that is available to U.S. employees. The ESOP component of the KSOP is a tax-qualified employee stock ownership plan that invests in PDC common stock.

In late 2001, approximately 90% of Appvion’s employees invested approximately $107 million in the ESOP. On November 9, 2001, the ESOP purchased 100% of the common stock of PDC. PDC simultaneously used all the proceeds from the sale of those shares of common stock, along with the proceeds of a senior credit facility, senior subordinated notes, a deferred payment obligation and its available cash, to finance the purchase of the acquisition described below.

Acquisition from Arjo Wiggins

On November 9, 2001, PDC and a 100%-owned subsidiary acquired Appleton from Arjo Wiggins Appleton p.l.c., now known as Windward Prospects Ltd  (“AWA”), and two of its subsidiary holding companies, (the “sellers” or “affiliates of AWA”). Appvion is a 100%-owned subsidiary of PDC and the ESOP owns 100% of the shares of common stock of PDC. PDC does not conduct any business apart from undertaking matters incidental to its ownership of the stock of its subsidiaries, matters relating to the ESOP, and actions required to be taken under ancillary acquisition agreements.

Dispositions

During second quarter 2009, the Company committed to a formal plan to sell C&H Packaging Company, Inc. (“C&H”) which was acquired in April 2003. On December 18, 2009, the Company completed the sale of C&H to The Interflex Group, Inc. During second quarter 2010, the Company committed to a formal plan to sell American Plastics Company, Inc. (“APC”) and New England Extrusion, Inc. (“NEX”). These companies were acquired in April 2003 and January 2005, respectively. On July 22, 2010, the Company completed the sale of APC and NEX to Mason Wells Buyout Fund II, Limited Partnership. Since C&H, APC and NEX engaged in the manufacture, printing, converting, marketing and sale of high-quality single and multilayer polyethylene films for packaging applications, their operations did not align with the Company’s strategic, long-term focus on its core competencies in specialty papers and microencapsulation.

For financial information regarding the Company’s business segments, refer to Note 22 of Notes to Consolidated Financial Statements contained below in “Item 8. Financial Statements and Supplementary Data.”

Encapsys

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for new markets, external partners and for the Company’s carbonless papers segment.  The Company leverages extensive technical knowledge and experience to develop new products. The Encapsys segment also uses an open innovation process that typically includes development agreements with partner companies that seek to protect existing and potential intellectual property. The microencapsulation market is believed to be approximately $4.0 billion and will continue to grow through the commercialization of more applications. According to a study commissioned by the Company, the microencapsulation market growth rate for the period 2012 to 2016 is expected to be approximately 10% per year. Encapsys is exploring opportunities with potential partners in industries as diverse as agriculture, building and construction, paper, textiles, personal and household care, and oil and gas. During 2013, Encapsys accounted for approximately 6% of total company net sales.

Microencapsulation competitors include Ronald T. Dodge Company, Aveka, Inc., GAT Microencapsulation AG, Microtek Laboratories, Inc., Lipo Technologies, Inc., Balchem Corporation, Reed Pacific and others. Large chemical producers such as BASF, Firmenich, Henkel AG & Co., International Flavors and Fragrances Inc., Dow Chemical Company and Monsanto may also be competitors in some market situations.

Thermal Papers

The thermal papers segment develops and produces substrates for the transaction and item identification markets and accounted for approximately 52% of total company net sales in 2013. Thermal paper is used in four principal end markets:  (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts. The point-of-sale and label market segments, combined, accounted for the majority of thermal paper volume of the North American thermal market in 2013.

Point-of-sale products are sold to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers. Label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts.

The thermal papers market is growing with new applications being developed to use thermal technology. Based on its assessment of the period 2008 through 2013, the Company believes North American thermal markets expanded at a 2% compound average growth rate, with annual rates ranging from a decline of 2% to increases of 5%. The Company believes demand for thermal paper will continue to grow in North America and around the world. In 2007, an expansion program of approximately $105 million commenced at the West Carrollton, Ohio plant, involving the installation of a state-of-the-art coater to produce thermal papers. The project was completed in third quarter 2008. Sales of thermal papers have not been significantly impacted by seasonality. In addition to the Company, other significant thermal paper producers include Koehler AG, Kanzaki Specialty Papers, Ricoh Company, Ltd., Mitsubishi Paper Mills Company Ltd. and Hansol Paper Company, Ltd. The Company competes primarily on the basis of product quality, service, breadth of product offering and price.

Carbonless Papers

The carbonless papers segment produces carbonless paper, security paper and other specialty paper grades and accounted for approximately 44% of total company net sales in 2013. The Company sells carbonless roll and sheet products under the NCR PAPER* brand. The Company believes its product line is among the broadest in the industry and offers customers a single source solution for their carbonless paper needs.

Carbonless products are sold to converters, printers and merchant distributors who stock and sell carbonless paper to printers. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. Carbonless paper is used in a variety of end markets, including government, retail, financial, insurance and manufacturing, with no one predominant end market. Demand for carbonless products in many of these markets is tied to economic growth, which impacts the number of transactions completed in a given year. Historically, sales of carbonless products have not been significantly impacted by seasonality.

The Company believes the North American market for carbonless paper products has been in decline since 1994 as a result of greater use of competing technologies such as digital laser, inkjet and thermal printers and electronic communications. The Company believes the North American carbonless paper market declined by approximately 7% to 10% annually from 2008 through 2013, except during the recession period when the decline was estimated at an annual rate of 12% to 16%. The decline is expected to continue at historical rates over the next several years. The Company believes the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 6% per year during non-recession periods.

In addition to the Company, other significant carbonless paper producers include P.H. Glatfelter Company, Mitsubishi Paper Mills Company Ltd., IdemPapers S.A., Asia Pulp and Paper Co. Ltd., Koehler AG, Nippon Industries Co. Ltd. and Oji Paper Co. Ltd. In the carbonless market, the Company competes primarily on the basis of product quality, service, breadth of product offering and price.

The Company produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. Sales of the Company’s security products have not been significantly impacted by seasonality.

Security paper competitors include P.H. Glatfelter Company, Cascades Resources, Papierfabrik Louisenthal GmbH, Arjowiggins Security and De La Rue International. The Company competes primarily on the basis of product quality, service, breadth of product offering and price.

Geographical Financial Information

Revenues from sales in the U.S. were $593.6 million in 2013, $577.3 million in 2012 and $576.7 million in 2011. Revenues from sales to customers in foreign countries were $213.8 million in 2013, $272.5 million in 2012 and $280.6 million in 2011. During 2012, the Company discontinued selling carbonless papers into certain non-strategic international markets. Substantially all long-lived assets were located in the U.S. as of December 28, 2013, December 29, 2012 and December 31, 2011. See Note 22, Segment Information, of Notes to Consolidated Financial Statements.

Research and Development

Ongoing investment in research and development has enabled the Company to develop core competencies in the microencapsulation process, specialty coating chemistry, coating application systems and security technologies. Research and development efforts are focused on cost reduction, product line extensions, new product development and technology transfer and development. Research and development costs related to the development of new products and significant improvements to existing products were $11.9 million in 2013, $11.2 million in 2012 and $11.4 million in 2011.

Sales, Marketing and Distribution

The Company promotes and sells products through its sales and marketing organization. Sales personnel operate from field locations. Marketing employees endeavor to acquire market, end-user and competitor insight to uncover and deliver market-focused solutions. Technical service representatives assist customers with product applications and improvements and complaint resolution by telephone and in person at customer locations. Customer service representatives receive customer orders, establish delivery dates and answer inquiries about stock availability and order status.

The Company uses 10 distribution centers to store and distribute products to customers. Distribution centers are located in Appleton, Wisconsin; Camp Hill, Pennsylvania; Monroe, Ohio; Kansas City, Kansas; Ontario, California; McDonough, Georgia; and Peterborough, Ontario, Canada. Third-party logistics services are contracted through distribution facilities at Portland, Oregon, Birmingham, England, and Utrecht, Netherlands.

Distributors and Customers

The Company currently sells through merchant distributors that stock and redistribute carbonless sheet products globally from approximately 250 locations. Carbonless rolls are sold through a variety of channels including merchants, agents and directly to printer and converter customers worldwide. In North America, some carbonless rolls are sold to forms printers through merchant distributors on a drop-shipment basis. In those cases, the Company ships products from distribution centers and provides customer support while the merchant bears the credit risk of nonpayment.

The Company sells thermal papers to converters who cut and rewind large rolls into smaller rolls, print and otherwise further process the paper based on end-user needs. The Company sells security products through merchants and to security printers who print checks, titles, certificates and other secure documents.

The five largest customers in the carbonless papers segment accounted for approximately 39% of carbonless papers net sales in 2013, 33% of carbonless papers net sales in 2012 and 32% of carbonless papers net sales in 2011. The five largest customers in the thermal papers segment accounted for approximately 39% of thermal papers net sales in 2013, 40% of thermal papers net sales in 2012 and 47% of thermal papers net sales in 2011. The largest external customer in the Encapsys segment accounted for approximately 57% of Encapsys net sales (which include internal sales to the Company’s carbonless papers segment) in 2013, 58% in 2012 and 59% in 2011. Sales to the Company’s largest customer accounted for approximately 8% of 2013 and 2012 total company net sales and 7% of 2011 total company net sales.

Working Capital Practices

The Company maintains finished goods inventories sufficient to provide a high level of available stock items and next day delivery to most carbonless and thermal papers customers. Raw material inventories are maintained at levels consistent with demand for both stock and custom orders. Custom order lead times are typically less than 30 days. Accounts receivable management practices, including terms of sale, are designed to accommodate the competitive differences of each business segment and market channel.

Order Backlogs

In the carbonless papers business, customers typically order from stock grades and most orders are delivered the next day. Thermal papers customers also order primarily stock grades. As of year-end 2013, the total of carbonless papers and thermal papers products ordered but not shipped was approximately 5% of annual sales volume. Total carbonless papers and thermal papers products ordered but not shipped were approximately 6% and 4% of annual sales volume in 2012 and 2011, respectively.

In the Encapsys business, customers typically place orders as needed and product is manufactured after orders are placed. Encapsys tends to carry very little finished goods inventory and no product backlogs.

Manufacturing

The Appleton plant, located in Appleton, Wisconsin, produces carbonless and thermal papers. The Roaring Spring, Pennsylvania mill is a nearly fully-integrated pulp and paper mill with three paper machines and produces carbonless and security products. The West Carrollton, Ohio plant produces thermal paper products. In 2007, an expansion program of approximately $105 million commenced at the plant, involving the installation of a state-of-the-art coater to produce thermal papers. The project was completed in third quarter 2008.

The Encapsys business operates a state-of-the art manufacturing plant in Portage, Wisconsin. This facility produces thousands of metric tons of microencapsulated material annually. Microcapsules are used in the manufacture of carbonless papers at the Appleton and Roaring Spring facilities. The Company also supplies microcapsules for other commercial applications. Encapsys research and development laboratories, marketing and administrative staff are located in Appleton.

On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock to be coated at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. The agreement includes successive five-year renewal terms unless either party gives notice of non-renewal at least two years prior to the expiration of the then current term.

In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio facility and move its carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, 314 jobs were eliminated at West Carrollton and 68 jobs added at the Appleton facility. The Company maintains its thermal coating operations at the West Carrollton facility. For further information see the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3, Restructuring and Other Related Costs, of Notes to Consolidated Financial Statements.

Raw Materials

Raw materials purchases primarily consist of base stock and chemicals. In 2013, those materials made up approximately 61% of the cost of goods sold. The largest raw material component, base stock - rolls of uncoated paper used in the production of coated paper products, comprised 36% of cost of goods sold in 2013. Base stock is acquired from multiple sources pursuant to purchase agreements which establish pricing and volume targets. These agreements mitigate exposure to significant pricing cycles common for pulp and commodity paper products. The next largest raw material component is chemicals.

The Company was party to a significant base stock supply agreement with a supplier which was signed in June 2010 and set to expire on December 31, 2012. On February 22, 2012, the Company entered into a new long-term supply agreement with this supplier for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. The agreement includes successive five-year renewal terms unless either party gives notice of non-renewal at least two years prior to the expiration of the then current term. Prices to be paid by the Company are subject to certain rebates and certain adjustments during the term of the agreement based on volume, changes to raw material pricing, freight prices and productivity gains. The supplier has agreed to be competitive in terms of price, delivery, quality and services. Purchases made from this supplier were approximately 69% of total 2013 base stock purchases. For further information see the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Consolidated Financial Statements.

The Company uses many specialty raw materials which are designed and manufactured to work best with its products and manufacturing processes. The Company makes purchasing decisions based upon quality, service, value and long-term strategic importance. There are long-term agreements with key suppliers designed to ensure stable and consistent supply, to promote joint development and engineering of new raw materials and products, to enhance total value to customers and to protect mutual strategic interests.

Employees

As of February 23, 2014, the Company employed 1,659 persons, of whom 1,054 were covered by union contracts. Manufacturing employees at the Company’s major manufacturing facilities in Appleton, Wisconsin, Roaring Spring, Pennsylvania and West Carrollton, Ohio are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). In June 2012, represented employees at the Roaring Spring facility ratified a labor agreement effective to November 17, 2014. In September 2012, represented employees at the West Carrollton plant ratified a labor agreement effective to April 1, 2015. Represented employees at the Appleton plant are working under a labor agreement effective through August 31, 2014.

USW also represents employees at the Appleton, Wisconsin, Camp Hill, Pennsylvania and Kansas City, Kansas distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and other distribution centers in Georgia, Ohio and California are not represented.

The Company has enjoyed good labor-management relations over an extended period of time. There have been no work stoppages for more than 30 years. This long-term relationship has been critical in developing efficient manufacturing sites and a workforce that is highly committed to the Company’s success.

Intellectual Property

As part of the acquisition of the business from NCR in 1978, the Company obtained a 100-year license to use forms of the NCR PAPER* trademark in branding for carbonless products. The Company also licenses technology from other companies covering non-critical articles of manufacture, manufacturing processes or materials used in such processes. The Company does not believe that any single patent or patent application is material to the Company’s business or operations. The Company believes that the duration of existing patents is consistent with its business needs.

Environmental

General

The Company’s operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations. These include laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water, storage, treatment and disposal of materials and waste, remediation of soil, surface water and groundwater contamination and liability for damages to natural resources. In addition, the Company is also governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous chemicals in the workplace.

Compliance with environmental laws and regulations is an important facet of the business. The Company expects to incur capital expenditures of approximately $1.0 million in 2014 and a total of approximately $3.0 million from 2015 through 2019 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. The Company expects to continue to incur expenditures after 2019 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

The Company is subject to strict and, under some circumstances, joint and several liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that it owns or operates and at properties where the Company or its predecessors have arranged for the disposal of regulated materials. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company could be involved in additional proceedings in the future and the total amount of these future costs and other environmental liabilities may be material.

Other than the polychlorinated biphenyls (“PCBs”) contamination in the area of the wastewater impoundments at the West Carrollton plant, and the Fox River matter, both of which are disclosed below, there are no known material liabilities with respect to environmental compliance issues.

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

In January 2008, NCR and Appvion filed a lawsuit in federal court against various defendants, including PRPs and certain municipalities, to require contribution to the cost of remediating the Lower Fox River.  In December 2009, the court granted the defendants’ motion for summary judgment dismissing the claim.  The court also dismissed the counterclaims filed by the various defendants. NCR and Appvion have appealed the dismissal of the claims and the defendants have appealed the dismissal of the counterclaims.

The rulings do not affect Appvion’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appvion’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appvion and BAT have joint and several liability under the Arbitration for certain costs relating to the Lower Fox River and other potential future sites. Appvion has initiated the dispute resolution procedures outlined in the 1998 agreement and arbitration is scheduled to commence in March 2014. Issues in dispute include the scope of Appvion’s liability under the agreement, if any, as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). The current carrying amount of Appvion’s liability under the Arbitration is $59.3 million, which represents Appvion’s best estimate of potential amounts to be paid. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appvion with the same claim, seeking a declaration that BAT is indemnified by Appvion. On February 10, 2014, Appvion filed a defense and counterclaim against BAT seeking a declaration that BAT is required to reimburse Appvion for damages in excess of $100 million representing BAT’s share of past liability costs paid by Appvion and that BAT is ordered to pay its share of future liability costs.

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

The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appvion has recorded a $59.3 million environmental indemnification receivable as of December 28, 2013.

Estimates of Liability. The accrued Arbitration liability is derived from available information, including consideration of uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage (“NRD”) assessments, the evolving nature of remediation and restoration technologies and governmental policies, NCR’s share of liability relative to other PRPs and the extent of BAT’s performance under the Arbitration. Appvion believes NCR has paid more than its estimated share of the liability based on the assumptions below. Based on the analysis of available information, it is reasonably possible that the Company’s costs to satisfy its Arbitration liability, when ultimately settled, could range from $6 million to $300 million, with a payment period extending beyond ten years. The Company has recorded a liability of $59.3 million at December 28, 2013, which is its best estimate of the probable loss within this range. The Company believes the likelihood of an outcome in the upper end of the range is significantly less than other possible outcomes within the range. Interim legal determinations may periodically obligate NCR (and BAT and Appvion pursuant to the Arbitration) to fund portions of the cleanup costs to extents greater than NCR’s share as finally determined, and in such instances, Appvion may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

The following assumptions were used in evaluating Appvion’s Arbitration liability:

"	As of December 31, 2013, NCR has recorded an estimated liability of $112 million representing its portion of defense and liability costs with respect to the Lower Fox River;

"	Technical analyses contending that discharges from NCR’s former assets represent 8% to 10% of the total PCBs discharged by the PRPs;

"	Appvion’s and BAT’s joint and several responsibility for over half of the claims asserted against NCR, based on the Arbitration and the Dispute Resolution;

"

Based on legal analyses and ongoing reviews of publicly-available financial information, Appvion believes that other PRPs will be required, and have adequate financial resources, to pay their respective shares of the remediation and NRD claims for the Lower Fox River; and

"	Legal fees and other expenses.

Appvion believes its recorded liability reflects its best estimate of potential payments under the Arbitration. While it is reasonably possible that Appvion may be responsible for payments in excess of the recorded liability under the Arbitration, additional payments are not deemed probable because ongoing litigation, continuing negotiation, and the Dispute Resolution process could significantly affect Appvion’s future obligation under the Arbitration.

AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities and other potential future sites.

Under the indemnification agreements, Appvion is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appvion paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. As of December 28, 2013, AWA has paid $279.2 million in connection with Fox River Liabilities. At December 28, 2013, PDC’s total indemnification receivable from AWA was $59.3 million, all of which is recorded in other current assets.

In March 2008, Appvion received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009 and upheld by the Wisconsin Court of Appeals in June 2010. Settlements have been negotiated between the insurers and Appvion. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appvion recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During 2011, Appvion received $6.2 million of these funds. During third quarter 2012, an additional environmental expense insurance recovery of $2.2 million was recorded and all remaining funds were received by Appvion in 2012.

The indemnification agreements negotiated with AWA are designed to ensure that Appvion will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities. This arrangement is working as designed. However, based on Appvion’s review of the financial condition of AWA and estimates of Appvion’s potential liability, Appvion’s ultimate liability pursuant to the Arbitration could prove to be significantly larger than the current carrying amount. In that instance, the ultimate liability would likely exceed the financial capability of AWA. In the event Appvion is unable to secure payment from AWA or its former parent companies, Appvion would be liable for potential amounts determined pursuant to the Arbitration and these amounts may be material to Appvion.

Item 1A.Risk Factors

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control, which could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed below. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company is subject to substantial costs and potential liabilities relating to environmental regulation and litigation.

The Company is subject to comprehensive and frequently changing laws and regulations enacted by various federal, state and local authorities concerning the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances. Financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages can extend to previously-owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties currently owned and used by the Company, regardless of whether the contamination is attributable entirely to prior owners. In addition, the Company makes capital expenditures and incurs operating expenses for environmental obligations and matters arising from its daily operations.

The Company may be named as a potentially responsible party, or PRP, in the future and the associated costs may be material. The Company expects environmental laws and regulations and the interpretation and enforcement of those laws and regulations to become increasingly stringent and to further limit emission and discharge levels and to increase the likelihood and cost of environmental cleanups and related activities. All of these factors are likely to increase the Company’s operating expenses, require continuing capital expenditures and adversely affect the operating flexibility of its manufacturing operations and may require indeterminable and significant additional expenditures in connection with such compliance.

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

In January 2008, NCR and Appvion filed a lawsuit in federal court against various defendants, including PRPs and certain municipalities, to require contribution to the cost of remediating the Lower Fox River.  In December 2009, the court granted the defendants’ motion for summary judgment dismissing the claim.  The court also dismissed the counterclaims filed by the various defendants. NCR and Appvion have appealed the dismissal of the claims and the defendants have appealed the dismissal of the counterclaims.

The rulings do not affect Appvion’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appvion’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appvion and BAT have joint and several liability under the Arbitration for certain costs relating to the Lower Fox River and other potential future sites. Appvion has initiated the dispute resolution procedures outlined in the 1998 agreement and arbitration is scheduled to commence in March 2014. Issues in dispute include the scope of Appvion’s liability under the agreement, if any, as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). The current carrying amount of Appvion’s liability under the Arbitration is $59.3 million, which represents Appvion’s best estimate of potential amounts to be paid. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appvion with the same claim, seeking a declaration that BAT is indemnified by Appvion. On February 10, 2014, Appvion filed a defense and counterclaim against BAT seeking a declaration that BAT is required to reimburse Appvion for damages in excess of $100 million representing BAT’s share of past liability costs paid by Appvion and that BAT is ordered to pay its share of future liability costs.

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

The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appvion has recorded a $59.3 million environmental indemnification receivable as of December 28, 2013.

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

Future greenhouse gas/carbon regulations or legislation and future Boiler Maximum Achievable Control Technology (“MACT”) regulations could adversely affect the Company’s costs of compliance with environmental laws.

In 2009, the EPA finalized its finding that greenhouse gas (“GHG”) emissions endanger the public health and welfare. Since then, the EPA has finalized rules to regulate GHG emissions under the federal Clean Air Act. Also in 2009, several bills were introduced in the U.S. Congress concerning climate change and the emission into the environment of carbon dioxide and other GHGs. If there is legislation, it may take the form of a cap and trade program and the Company may then be required, among other things, to purchase allowances or offsets to emit GHGs or other regulated pollutants or to pay taxes on such emissions. In April 2010, the EPA proposed three related air rules commonly known as the Industrial Boiler MACT under the Clean Air Act. These air rules were finalized by the EPA in December 2012. The Company is currently analyzing the new rules and their impact on the Company and the cost the Company will incur to comply with these new air rules.

The Company has a substantial amount of indebtedness outstanding and, as a result, it is operating as a highly leveraged company.

The Company’s total debt at December 28, 2013, was approximately $595.3 million and unused commitments under the revolving credit facility were $79.5 million. For a description of the components of the Company’s debt, as well as discussion of the June 28, 2013 and November 19, 2013 voluntary refinancing of a portion of its debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 9 of the Notes to Consolidated Financial Statements. This large amount of indebtedness could:

•         make it more difficult for the Company to satisfy its financial obligations with respect to the revolving credit facility, the first lien term loan, the second lien notes and other indebtedness;

•         require the Company to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, research and development or general corporate activities;

•         increase the Company’s vulnerability to general adverse economic, industry and competitive conditions;

•         place the Company at a competitive disadvantage compared to its competitors that have less leverage;

•         limit the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, research and development or general corporate purposes; and

•         limit the Company’s flexibility in planning for, or reacting to, changes in its businesses and the industries in which it operates.

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

•         environmental regulations; and

•         general economic conditions.

The Company expects to use cash flow from operations to pay its expenses and scheduled interest and principal payments due under its outstanding indebtedness. Its ability to make these payments depends on its future performance, which will be affected by financial, business, economic and other factors, many of which the Company cannot control. Consequently, its business may not generate sufficient cash flow from operations in the future and its anticipated growth in revenue and cash flow may not be realized, either or both of which could result in the Company being unable to repay or pay interest on its indebtedness or to fund other liquidity needs. If the Company does not have enough money, it may be required to refinance all or part of its then-existing debt, sell assets or borrow more money. The Company cannot make any assurances that it will be able to accomplish any of these alternatives on terms acceptable to it, or at all. In addition, the terms of existing or future debt agreements, including the first lien term loan, the revolving credit facility and the second lien notes indenture, may restrict the Company from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the value of its indebtedness and its ability to pay the amounts due. In addition, if the Company defaults in the payment of amounts due, it would give rise to an event of default under the note indentures and possible acceleration of amounts due under its outstanding indebtedness. In the event of any acceleration, there can be no assurance the Company will have enough cash to repay its outstanding indebtedness. On June 28, 2013, the Company completed a voluntary refinancing of a portion of its debt. The indebtedness incurred under the new first lien term loan and revolving line of credit bear interest at variable rates, and therefore if interest rates increase, debt service requirements would increase. On July 30, 2013, Appvion fixed the interest rate at 7.24%, on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 14, 2014 and a maturity date of June 8, 2019.

Compliance with the covenants relating to the Company’s indebtedness may limit its operating flexibility.

Certain of the Company’s debt agreements contain provisions that require the Company to maintain specified financial ratios as such items are defined in the debt agreements. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results. However, it can be difficult to predict the ultimate impact of current economic trends on the Company’s future operating results. Given the uncertain global economies and other market uncertainties, there are various scenarios, including a reduction from forecasted operating results, under which the Company could violate its financial covenants. The Company’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead the Company to seek amendments to or waivers of the financial covenants. No assurances can be provided that the Company would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

The market for the primary product in the Company’s carbonless papers segment, carbonless paper, may decline more rapidly than anticipated.

The Company’s carbonless papers segment, of which the primary product is carbonless paper, accounted for 53% of net sales in 2011, 48% of net sales in 2012 and 44% of net sales in 2013. Total sales volume of carbonless paper products decreased approximately 18% from 2012 to 2013 and decreased approximately 13% from 2011 to 2012 largely due to the Company’s decision to discontinue selling carbonless papers into certain non-strategic international markets. Total sales volume of carbonless paper products decreased approximately 11% from 2010 to 2011. The Company believes the worldwide carbonless market is declining as users switch to alternative modes of communication and technologies. The Company expects that its total sales volume of carbonless paper products will continue to decline at rates that are consistent with the decline rate of the overall market. If the decline in the Company’s sales of carbonless paper products accelerates, or if it is unable to maintain the prices of its carbonless paper products or if it is unable to offset reductions in carbonless papers sales with increased sales of thermal papers or other products, then the Company’s business, financial condition and results of operations may be materially adversely affected.

The Company may be unable to develop and introduce new and enhanced products.

The Company’s success in developing new products will depend in large part on its ability to use its existing technical and manufacturing capabilities and knowledge in the development and introduction of new, value-added products targeted at new markets and customers. If the Company is unable to utilize its capabilities or, properly identify and address the evolving needs of targeted customers and markets, the Company’s ability to capture and develop new business opportunities will be limited. In addition, if the revenue and profits generated by new products are not sufficient to replace the anticipated decline in revenue and profits generated by carbonless products, then the Company’s business, financial condition and results of operations may be materially adversely affected.

The Company’s ability to compete effectively in the marketplace depends, in part, on its ability to continually improve productivity and reduce operating costs.

The Company must continually strive to improve the productivity and cost structure of its manufacturing operations and the efficiency of its support services in order to offer products that are priced competitively and deliver an attractive value proposition to its customers. The Company sets specific productivity and cost reduction goals each year for each of its production facilities and key staff functions. Accomplishing these goals is essential to its near-term competitiveness and long-term financial viability. If the Company fails to reach these goals, it may experience an erosion of its profit margins, a decline in net sales or both, which could negatively affect its ability to service its debt and invest in the future growth of its business segments.

The Company currently relies on a relatively small number of customers to generate a significant amount of its net sales from each of its various businesses.

The five largest customers in the carbonless papers segment accounted for approximately 39% of carbonless papers net sales in 2013, 33% of carbonless papers net sales in 2012 and 32% of carbonless papers net sales in 2011. The five largest customers in the thermal papers segment accounted for approximately 39% of thermal papers net sales in 2013, 40% of thermal papers net sales in 2012 and 47% of thermal papers net sales in 2011. The largest external customer in the Encapsys segment accounted for approximately 57% of Encapsys net sales (which include internal sales to the Company’s carbonless papers segment) in 2013, 58% in 2012 and 59% in 2011.

Many of the Company’s customers are under no obligation to purchase its products in the future. Furthermore, some of the Company’s customers have become insolvent or financially distressed in recent years. If the Company loses one or more of its significant customers (e.g., to a competitor or as a result of their being acquired by a customer of a competitor) or any of the Company’s significant customers experience financial difficulty, then its business, financial condition and results of operations may be materially adversely affected.

The Company currently relies on a small number of third parties to supply several of the key raw materials used to produce its products.

The Company’s business depends upon the availability of key raw materials, including base stock and certain chemicals. On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. This agreement has the effect of reducing the number of raw material suppliers to the Company and increasing the Company’s dependence on key suppliers. Should this supplier of base stock fail to supply quantities ordered by the Company, the Company may not be able to procure alternate sources of carbonless and thermal base stock in quantities sufficient to meet customer requirements or at prices comparable to the terms under this supply agreement. In 2013, the Company purchased approximately $235 million of base stock from various external suppliers. Approximately 98% of the base stock purchased to produce carbonless paper and approximately 62% of the base stock purchased to produce thermal papers came from the long-term supply vendor.

For some of the key chemicals the Company uses in its products, it relies on one or two suppliers. If there is a disruption in the supply of raw materials, including chemicals, then the Company may be required to purchase these raw materials from alternative sources, which may result in a significant increase in its operating costs. Included in these increased costs would be development costs associated with qualifying new raw materials and suppliers. The Company may not be able to procure key chemicals or other raw materials from alternative suppliers in amounts sufficient to meet its needs or at prices consistent with historical prices.

The lack of available alternative suppliers could subject the Company to significant cost increases and manufacturing delays and its business, financial condition and results of operations may be materially adversely affected.

The global credit market crisis and economic weakness may adversely affect the Company’s customers and suppliers.

Global financial and credit markets have been extremely unstable and unpredictable. Worldwide economic conditions have been weak and may deteriorate further. The instability of the markets and weakness of the global economy could affect the demand for the Company’s customers’ products, the amount, timing and stability of their orders from the Company, the financial strength of its customers and suppliers, and/or the Company’s suppliers’ and customers’ ability to fulfill their obligations to the Company. These factors could materially adversely affect its business, financial condition and results of operations.

The Company has competitors in its various markets and it may not be able to maintain prices and margins for its products.

The Company faces strong competition in all of its business segments. Its competitors vary in size and the breadth of their product offerings and some of its competitors have significantly greater financial, technical and marketing resources than the Company does. Regardless of the continuing quality of the Company’s primary products, the Company may be unable to maintain its prices or margins due to:

•         declining overall carbonless market size;

•         accelerating decline in carbonless sheet sales;

•         variations in demand for, or pricing of, carbonless products;

•         increasing manufacturing and raw material costs;

•         increasing competition in international markets or from domestic or foreign producers; or

•         declining general economic conditions.

The Company’s inability to compete effectively or to maintain its prices and margins could have a material adverse effect on its earnings and cash flow.

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

A German manufacturer filed an appeal of the 2008 ITC determination to the U.S. Court of International Trade (“CIT”). Various appeals of the ITC Determination were filed by the German manufacturer. In a January 2013 decision, the Court of Appeals for the Federal Circuit affirmatively resolved the appeals and upheld the ITC determination.

In addition, for each of the five 12-month periods following implementation of the final duties, the Company and the German manufacturer have filed requests for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month review period, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. In 2012, the Department issued a final determination in the second 12-month review period, resulting in a dumping margin of 4.33% for imports from the German manufacturer for the period from November 2009 to October 2010. In April 2013, the Department issued a final determination in the third 12-month review period, resulting in a dumping margin of 75.36% for imports from the German manufacturer for the period from November 2010 to October 2011. The third review determination was based on the Department’s finding that the German manufacturer knowingly and intentionally submitted fraudulent responses to the Department. The German manufacturer has appealed each of the final review determinations. In December 2013, the Department issued a preliminary determination in the fourth 12-month review period proposing a dumping margin of zero for imports from the German manufacturer for the period from November 2011 to October 2012. A final determination in the fourth review period is anticipated in April 2014, although the Department may extend the time for the final determination.

Finally, the Department and the ITC are required to conduct reviews five years after an antidumping or countervailing duties order is issued to determine whether revoking the order would be likely to lead to continuation or recurrence of dumping or subsidies and of material injury (“Sunset Review”). The Department and the ITC are conducting the Sunset Review in 2014. Upon final resolution of the appeals, the fourth and fifth administrative reviews and the Sunset Review, certain of the duties could be reduced, increased or eliminated.

Continued volatility of raw materials costs may adversely impact the Company’s margins for its products.

In recent years, the Company has experienced volatility in raw materials costs, which comprise a significant portion of the Company’s operating costs. The Company endeavors to recover cost increases through continuous improvements in its business operations and product formulations and through selected price increases. However, the effects of rising raw materials costs on margins are difficult to match in precise amount or timing with offsetting price increases or cost reduction activities. To the extent the Company is unable to offset raw materials cost inflation, margins for products may be adversely impacted.

PDC and its eligible subsidiaries may fail to remain qualified to be taxed as subchapter S corporations and the ESOP may not continue to be exempt from U.S. federal or certain state and local income taxes.

PDC has made an election to be treated as a subchapter S corporation for U.S. federal and, where recognized, state and local income tax purposes and an election to treat its eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. PDC believes that it qualifies as a subchapter S corporation and that Appvion and other eligible subsidiaries are qualified subchapter S subsidiaries. Appvion’s Canadian subsidiary is subject to Canadian tax law and is not eligible for this treatment.

Section 1362 of the Internal Revenue Code of 1986, as amended, or the Code, provides that a corporation that meets certain requirements may elect to be taxed as a subchapter S corporation. Section 1361 of the Code provides that a corporation that, among other requirements, has all of its stock owned by a subchapter S corporation or a qualified subchapter S subsidiary may elect to be classified as a qualified subchapter S subsidiary. A qualified subchapter S subsidiary is disregarded as a separate entity for federal and most state and local income tax purposes. With limited exceptions, a subchapter S corporation does not pay any income tax. Rather, the income of an S corporation is allocated to its shareholders. An ESOP is exempt from income tax pursuant to Section 501 of the Code and is not taxed on its allocable share of a subchapter S corporation’s income. However, a plan is not treated as an ESOP unless it meets the requirements of Section 4975(e)(7) of the Code.

PDC’s continuing status as a subchapter S corporation and its eligible subsidiaries as qualified subchapter S subsidiaries for U.S. federal and state income tax purposes will depend upon its, and their ability to continue to meet the eligibility requirements.

It is possible that the Internal Revenue Service, or IRS, could take the position on audit that PDC is not eligible to be taxed as a subchapter S corporation and, as a consequence, terminate its subchapter S election. Additionally, the applicable law and regulations may change in a way that results in PDC being taxed as a corporation other than as a subchapter S corporation. Furthermore, the current law that exempts the ESOP trust from taxation on its allocable share of a subchapter S corporation’s income may change.

PDC could realize significant tax savings during profitable years due to the subchapter S corporation status. However, if, for any reason, it lost its subchapter S corporation status, or any of its qualified subchapter S subsidiaries loses its qualified subchapter S subsidiary status, it would be required to pay U.S. federal and certain state and local income taxes, thereby reducing the amount of cash available to repay debt or reinvest in the Company’s operations, which could have a material adverse effect on its earnings and cash flow. Similarly, if the plan does not qualify as an ESOP and becomes subject to tax on its share of the subchapter S corporation’s income, the Company would have to distribute cash to the ESOP trust to enable it to pay the resulting taxes, again reducing the amount of cash available to repay debt or to be reinvested in its operations.

The Company’s underfunded pension plans require future pension contributions which could limit flexibility in managing the Company.

The total projected benefit obligation of the Company’s defined benefit pension plans exceeded the fair value of the plan assets by $66.7 million at December 28, 2013. The Company contributed $12.5 million to the pension plan in 2013 and $25.0 million to the pension plan in 2012. The Company is forecasting a contribution of $18.0 million in 2014. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, the pension plan obligation could increase materially. The size of future required pension contributions could result in the Company dedicating a substantial portion of its cash flow from operations to making the contributions, which could materially adversely affect its business, financial condition and results of operations.

Future legislation or regulations intended to reform pension and other employee benefit plans could adversely affect the Company’s ability to repay its debt, reinvest in its operations or grow its business through new product development or through acquisitions.

From time to time in recent years, legislators and agencies of the executive branch have formulated or suggested various legislative proposals that would affect employee benefit plans. If legislation is adopted that requires the Company to lift restrictions on sales of PDC common stock held in participants’ KSOP accounts, or that limits the amount of PDC common stock that may be held by the KSOP, then the Company may be required to fund the repurchase of substantial amounts of PDC common stock or take some other action restrictive to its finances. These repurchases or other restrictive actions could reduce the amount of cash available to repay debt, reinvest in its operations or grow its business through new product development or through acquisitions. In addition, these repurchases could violate covenants under the Company’s outstanding debt agreements, which could lead to a default under those agreements.

PDC’s legal obligations to repurchase common stock from employees and former employees may lead to a default under the agreements governing the Company’s indebtedness or may constrain the Company's ability to make necessary reinvestments in its operations or invest in new business opportunities.

It may be necessary for Appvion to make significant distributions to PDC in order for PDC to satisfy its share repurchase obligations under the terms of the KSOP to current and former employees who are participants in the ESOP. PDC incurs obligations to ESOP participants, when they retire or otherwise terminate employment, to repurchase shares of PDC. The ESOP allows PDC to satisfy its share repurchase obligations by installment payments and PDC currently satisfies its share repurchase obligations to former participants by making five equal annual installment payments. The ESOP also has obligations to permit certain participants to diversify the investment of a portion of their ESOP account, which would otherwise be invested in shares of PDC stock. However, the agreements governing the Company’s indebtedness contain limitations on its ability to satisfy the repurchase obligations. The amount of PDC’s repurchase obligations may at any time exceed these limitations and Appvion may elect, or be forced, to help PDC meet its obligations. Further, PDC, as a guarantor of the Company’s indebtedness, may also be limited to some extent from making payments to the ESOP or its beneficiaries by the terms of its and the Company’s indebtedness.

As a result of PDC’s legally imposed repurchase obligations, Appvion and/or PDC may be forced to violate the distribution and/or payment limitations contained in the agreements relating to its and the Company’s indebtedness, which may ultimately result in defaults under the agreements and the notes. Defaults on any of its indebtedness could result in acceleration of its indebtedness and cause the Company to dispose of its assets or declare bankruptcy and, as a result, it may not have sufficient funds to satisfy its obligations under the notes.

Moreover, PDC's legally imposed repurchase obligations are expected to consume a significant portion of the Company's cash flows from operations. After satisfying repurchase obligations and required debt repayments, the Company's remaining cash flow may be insufficient to make required reinvestments in its existing business or to invest in potentially desirable new business opportunities.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The Company owns or leases the facilities reflected in the table below. The Company believes that its plants and facilities have been well maintained, are in good condition, are suitable for their respective operations and provide sufficient capacity to meet production requirements.

		Approximate
Location	Description	Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Offices and Manufacturing Plant	1,151,000	Owned
Portage, Wisconsin	Capsule Manufacturing Plant	73,000	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	636,000	Owned
West Carrollton, Ohio	Manufacturing Plant	758,000	Owned
Appleton, Wisconsin (East Warehouse Road)	Warehouse	290,000	Lease expires 12/31/14
Appleton, Wisconsin (East Warehouse Road)	Warehouse	31,000	Month to Month
Appleton, Wisconsin (Kensington Drive)	Distribution Center	357,000	Lease expires 12/31/15
Monroe, Ohio	Distribution Center	220,000	Lease expires 4/30/16
Camp Hill, Pennsylvania	Distribution Center	80,000	Lease expires 12/31/15
Ontario, California	Distribution Center	70,000	Lease expires 12/31/15
Kansas City, Kansas	Distribution Center	103,000	Lease expires 1/31/15
McDonough, Georgia	Distribution Center	91,000	Lease expires 10/31/14
Peterborough, Ontario, Canada	Distribution Center	44,000	Lease expires 3/31/15
Roaring Spring, Pennsylvania	Warehouse	89,000	Month to Month

The Company’s business is primarily operated in Appleton and Portage, Wisconsin, West Carrollton, Ohio and Roaring Spring, Pennsylvania.

During the years 2009 through 2013, the Company invested approximately $96 million in capital improvements, of which, approximately $80 million was spent at its manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $80 million spent on manufacturing facilities, approximately $2 million was spent to comply with applicable environmental regulations.

Item 3.Legal Proceedings

The Company is involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 17 of the Notes to the Consolidated Financial Statements. Furthermore, from time to time the Company may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of business. The Company maintains a comprehensive insurance program to protect against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. The Company has successfully defended such claims, settling some for amounts which are not material to the business and obtaining dismissals in others. While the Company will vigorously defend itself and expects to prevail in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

Other than the Lower Fox River matter described in “Item 1. Business – Environmental,” and assuming the Company’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, the Company does not believe that any pending or threatened demands, claims, suits or other legal or regulatory proceedings will have, individually or in the aggregate, a materially adverse effect on its business, financial condition and results of operations or cash flows.

Item 4.Mine Safety Disclosures

Not applicable

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the common stock of PDC. All of the outstanding shares of PDC are owned of record by the KSOP, in which there are approximately 2,113 active participants who were invested in the Company’s Stock Fund as of December 28, 2013.

No dividends have been declared on the common stock of PDC in the last two years, nor does PDC currently anticipate it will be paying dividends in the foreseeable future. PDC is and has been restricted from declaring dividends and repurchasing common stock pursuant to provisions contained in the Company’s indebtedness agreements. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Outstanding Indebtedness” and Note 9 of Notes to Consolidated Financial Statements.

During the year ended December 28, 2013, PDC sold approximately 171,569 shares of its common stock to the ESOP. The ESOP acquired the shares with pre-tax payroll deferrals, rollovers and employee loan payments made to the ESOP during the period from December 30, 2012 to December 28, 2013, by employees of the Company who are participants in the KSOP as well as interest received by the trust. The aggregate sales price was $2.9 million. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended. The Company’s matching contributions over this same period resulted in an additional 154,916 shares of PDC redeemable common stock being issued. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 927,491 shares of PDC redeemable common stock were repurchased during 2013 at an aggregate price of $16.4 million.

Item 6.Selected Financial Data

The following tables set forth selected historical consolidated financial data for Paperweight Development Corp. and Subsidiaries as of and for each of the five years in the five-year period ended December 28, 2013. The consolidated financial information shown below reflects C&H (through its sale in 2009) and NEX and APC (through their sale in July 2010) as discontinued operations for all years presented. The historical consolidated financial data for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, were derived from the consolidated financial statements included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as indicated in its report included in "Item 8. Financial Statements and Supplementary Data." The remaining historical financial data presented below were derived from previously-reported consolidated financial statements, not included in this report.

The historical consolidated financial data presented in this report are not necessarily indicative of the financial position or results of operations for any future period. The financial and other operating data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and related notes included elsewhere in this report.

	2013	2012	2011	2010	2009

	(in thousands)
Statement of Operations Data:
Net sales	$807,486	$849,756	$857,329	$849,884	$761,807
Cost of sales	567,786	758,875	718,710	682,228	609,734
Gross profit	239,700	90,881	138,619	167,656	152,073
Selling, general and administrative expenses	106,928	152,961	144,928	139,154	129,148
Restructuring and other charges (1)	—	28,589	—	—	—
Environmental expense insurance recovery	—	(2,188)	—	(8,947)	—
Litigation settlement, net	—	—	3,122	—	—

Operating income (loss)	132,772	(88,481)	(9,431)	37,449	22,925

Interest expense	55,910	59,654	61,330	65,772	51,291
Debt extinguishment expense (income), net	59,681	—	—	7,010	(42,602)
Interest income	(369)	(224)	(355)	(327)	(402)
Litigation settlement, net	—	—	(23,229)	—	—
Other expense (income)	82	(47)	(102)	(429)	(2,326)

Income (loss) from continuing operations before income taxes	17,468	(147,864)	(47,075)	(34,577)	16,964

Provision for income taxes	193	587	577	176	333

Income (loss) from continuing operations	17,275	(148,451)	(47,652)	(34,753)	16,631

Income (loss) from discontinued operations, net of income taxes	—	—	—	3,499	(606)
Net income (loss)	$17,275	$(148,451)	$(47,652)	$(31,254)	$16,025

Other Financial Data:
Depreciation and amortization (2)	$30,061	$100,296	$48,616	$49,780	$56,460
Capital expenditures (2)	28,290	17,143	15,847	17,250	22,851
Balance Sheet Data (at end of period):
Working capital	$65,209	$64,823	$109,104	$115,738	$105,490
Total assets	547,528	561,090	643,268	676,994	790,799
Total debt	597,293	515,765	511,874	558,950	550,716
Redeemable common stock	63,322	81,704	97,615	110,045	122,087
Accumulated deficit	(415,173)	(439,923)	(299,226)	(257,258)	(232,996)

(1)During 2012, the Company ceased papermaking operations at its West Carrollton, Ohio facility and moved its carbonless coating to the Company’s converting plant in Appleton, Wisconsin, resulting in the reduction of 314 jobs at the West Carrollton facility and the addition of 68 jobs at the Appleton facility. Related employee termination benefits and equipment decommissioning and other expenses are included in the 2012 restructuring charge. See Note 3, Restructuring and Other Related Costs, of Notes to Consolidated Financial Statements for further discussion.

(2)   Amounts exclude information related to discontinued operations.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appvion, Inc, formerly known as Appleton Papers Inc., and its 100%-owned subsidiaries (collectively “Appvion,” formerly “Appleton”).

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC for the three-year period ended December 28, 2013. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

On November 19, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities and reduce interest expense. The refinancing included the issuance of $250 million of second lien senior secured notes payable carrying an interest rate of 9.0%. The notes will mature on June 1, 2020. Proceeds, less expenses and discounts, were $242.3 million. A portion of these proceeds was used to redeem the $32.2 million of remaining 9.75% senior subordinated notes payable due June 2014, plus interest of $1.6 million. Proceeds were also used to redeem in full the $161.8 million of 11.25% second lien notes payable due December 2015, plus $9.3 million of interest. In conjunction with the redemption of the second lien notes, a note premium of $33.2 million was paid to the noteholders and was recorded as a debt extinguishment expense on the current year Consolidated Statement of Comprehensive Income (Loss). The remaining proceeds were used to repay $4.2 million of the revolving credit facility. Transaction expenses totaling $6.5 million were recorded as deferred debt issuance costs in other long-term assets of the Consolidated Balance Sheet dated December 28, 2013. Also as a result of this refinancing, $1.4 million of unamortized deferred debt issuance costs were written off and included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. For further information, see the Cash Flows from Financing Activities in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 9, Long-term Obligations, of Notes to Consolidated Financial Statements.

On June 28, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities, reduce interest costs and increase financial flexibility and liquidity options. The refinancing included the execution of a new credit agreement providing for a $100 million five-year revolving line of credit due June 2018 and a $335 million first lien term loan due June 2019. The new line of credit replaced the five-year, $100 million revolving credit facility due February 2015. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Appvion’s borrowings under the revolving credit facility bear interest at Appvion’s option at either base rate plus 3.5% or LIBOR plus 4.5%, per annum. Proceeds from the $335 million first lien term loan, less expenses and discounts, were $326.3 million. These proceeds were used to redeem $300.7 million of the 10.5% senior secured first lien notes due June 2015, pay $1.1 million of interest due on the notes, pay $18.1 million of note premiums and costs associated with the note redemption, repay $6.0 million of the old revolver and pay $0.4 million of interest and fees due on the old revolver. The $18.1 million note premium is included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. In addition, there was a cash outlay of $7.2 million for debt acquisition costs. As a result of the refinancing, $6.7 million of unamortized deferred debt issuance costs and original issue discount associated with the redeemed senior secured first lien notes and old revolver were written off and included in debt extinguishment expense.  The first lien term loan bears interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of the variable rate debt using an interest rate swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019. On July 31, 2013, Appvion redeemed the remaining $4.3 million of 10.5% senior secured first lien notes. In conjunction with this $4.3 million repayment, a redemption premium of $0.2 million was paid and $0.1 million of unamortized deferred debt issuance costs and original issue discount were written off and included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. For further information, see the Cash Flows from Financing Activities in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 9, Long-term Obligations, of Notes to Consolidated Financial Statements.

On May 16, 2012, the Company announced a definitive agreement under which Appvion was to engage in a business combination, valued at $675 million, excluding debt, with Hicks Acquisition Company II, Inc. (“HACII”), a special purpose acquisition company with approximately $149.3 million of cash in trust. The combined company was to be listed on the Nasdaq exchange. Under the terms of the proposed business combination, HACII was to invest the cash held in trust, less expenses and amounts paid for certain repurchases and redemptions of its stockholders, to acquire an equity interest in Appvion. On July 13, 2012, Appvion and HACII announced their agreement to discontinue the proposed business combination. Volatile market conditions prevented a deal from being reached that was acceptable to Appvion and HACII. Costs incurred during 2012 as a result of this proposed transaction totaled $7.5 million and were recorded as selling general and administrative (“SG&A”) expense.

On April 10, 2012, the United States District Court for the Eastern District of Wisconsin granted Appvion’s motion for summary judgment and dismissed all claims against Appvion in the enforcement action. The decision establishes that Appvion is no longer a potentially responsible party (“PRP”), no longer liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA” or “Superfund”), no longer considered a legal successor to NCR’s liabilities, and no longer required to comply with the 106 Order commanding remediation of the Lower Fox River. In addition, on July 3, 2012, the United States District Court for the Eastern District of Wisconsin determined that Appleton Coated Paper Company and NCR did not arrange for the disposal of hazardous waste within the meaning of CERCLA. In January 2008, NCR and Appvion filed a lawsuit in federal court against various defendants, including PRPs and certain municipalities, to require contribution to the cost of remediating the Lower Fox River.  In December 2009, the court granted the defendants’ motion for summary judgment dismissing the claim.  The court also dismissed the counterclaims filed by the various defendants. NCR and Appvion have appealed the dismissal of the claims and the defendants have appealed the dismissal of the counterclaims. The rulings do not affect Appvion’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appvion’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appvion and BAT have joint and several liability under the Arbitration for certain costs relating to the Lower Fox River and other potential future sites. Appvion has initiated the dispute resolution procedures outlined in the 1998 agreement and arbitration is scheduled to commence in March 2014. Issues in dispute include the scope of Appvion’s liability under the agreement, if any, as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). The current carrying amount of Appvion’s liability under the Arbitration is $59.3 million, which represents Appvion’s best estimate of amounts to be paid. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appvion with the same claim, seeking a declaration that BAT is indemnified by Appvion. On February 10, 2014, Appvion filed a defense and counterclaim against BAT seeking a declaration that BAT is required to reimburse Appvion for damages in excess of $100 million representing BAT’s share of past liability costs paid by Appvion and that BAT is ordered to pay its share of future liability costs. The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appvion has recorded a $59.3 million environmental indemnification receivable as of December 28, 2013.

On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of the agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. It includes successive five-year renewal terms unless either party gives notice of non-renewal at least two years prior to the expiration of the then current term. Prices to be paid by the Company are subject to certain rebates and certain adjustments during the term of the agreement based on volume, changes to raw material pricing, freight prices and productivity gains. The supplier has agreed to be competitive in terms of price, delivery, quality and services. The supply agreement includes certain penalties if either the supplier or the Company fails to fulfill its obligations under the agreement. The supply agreement may be terminated by either party in the event (i) the other party defaults in the performance of any of its material duties or obligations under the agreement and fails to cure such default within 20 days after notice or (ii) the other party is in material default in the performance of the supply agreement after certain specified bankruptcy and reorganization events.

In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio facility and move its carbonless coating to the Company’s converting plant in Appleton, Wisconsin. Decommissioning of the three paper machines took place in May and June of 2012 and carbonless coating activity, previously performed there, was moved to Appleton, Wisconsin. As a result, headcount at West Carrollton was reduced by 314 and 68 jobs were added at the Appleton facility. The Company continues to operate its thermal coating facilities in West Carrollton. The actions taken to cease papermaking operations in West Carrollton resulted in pre-tax charges associated with this manufacturing capacity rationalization and included employee termination costs (including related pension and benefit costs), accelerated depreciation on certain equipment and other associated costs. During 2012, a $28.6 million restructuring charge and a $77.4 million charge for impairment and accelerated depreciation of certain West Carrollton equipment were recorded in SG&A expense and cost of sales, respectively, in the Company’s Consolidated Statement of Comprehensive Income (Loss) for the year ended December 29, 2012.

During third quarter 2011, the Company received payment of $23.2 million in damages, including interest and net of related fees and litigation expenses. This was the result of a favorable jury trial verdict, received in 2009, related to litigation commenced by the Company against Andritz BMB AG and Andritz, Inc. In March 2011, the Wisconsin Court of Appeals issued a decision unanimously affirming the final judgment. On September 1, 2011, the Wisconsin Supreme Court denied the defendants’ petition seeking further review of the matter. This income was recorded in the other expense (income) section of the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2011.

In June 2011, in accordance with the terms of its 8.125% senior notes payable, the Company repaid in full the remaining note balance of $17.5 million.

At the end of March 2011, the Company resolved litigation initiated by a supplier over contract terms and recorded a charge to income of $3.1 million, including legal fees.

Financial Highlights

Results for 2013 include the following:

·  Net sales totaled $807.5 million, a $42.3 million, or 5.0%, decrease from 2012 net sales. Net sales within the paper business decreased $45.9 million, or 5.6%. Shipment volumes were approximately 8% lower than 2012 largely due to the Company’s decision to discontinue selling carbonless papers into certain non-strategic international markets. While total Encapsys net sales increased $1.3 million, or 2.6%, sales to external customers rose 11.5% on a volume increase of approximately 6%. External Encapsys sales also benefited from favorable product mix.

· Current year cost of sales of $567.8 million were $191.1 million, or 25.2%, lower than 2012 cost of sales. Gross margin increased to 29.7% during 2013 from 10.7% in 2012. Gross margin was favorably impacted by benefits realized from the long-term base stock supply agreement. In addition, current year cost of sales includes a fourth quarter mark-to-market gain of $44.3 million related to the Company’s retiree benefit plans. This compares to a retiree plan mark-to-market loss of $22.5 million recorded at year-end 2012. Prior year cost of sales included $77.4 million of expense associated with the cessation of papermaking operations at the West Carrollton, Ohio facility. These costs included $64.7 million of noncash expense for accelerated depreciation related to the decommissioning of papermaking assets, an $11.1 million noncash write-down of papermaking stores and spare parts inventories to lower of cost or market, a $1.2 million noncash write-down of construction in progress and $0.4 million of retention incentives and other costs. In addition, as a result of working through the transition to the 15-year base stock supply agreement, costs of $11.4 million were incurred during 2012.

SG&A spending of $106.9 million was $46.1 million, or 30.1%, lower than 2012 spending. Current year incentive compensation, including bonuses and stock-based incentive compensation, was $8.1 million lower than in 2012. During  2013, the Company recorded a fourth quarter mark-to-market gain, related to its retiree benefit plans, of $17.6 million compared to a mark-to-market loss of $9.8 million recorded at year-end 2012. Prior year expense also included $7.5 million of costs incurred as a result of the discontinued business combination transaction.

As noted above, Appvion completed two voluntary refinancings during 2013. As a result, $59.7 million of debt extinguishment expense was recorded during the year and included premiums paid in conjunction with the note redemptions as well as the write-off of unamortized deferred debt issuance costs and original issue discount.

Net debt as of December 28, 2013 was $595.3 million compared to $513.7 million at the end of 2012, an increase of $81.6 million largely resulting from the transaction costs and debt redemption premiums paid in conjunction with the refinancings.

   The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as microencapsulation and security technologies. The Company has three reportable segments: Encapsys, thermal papers and carbonless papers.

Encapsys

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for new markets, external partners and for the Company’s carbonless papers segment. The Company uses an open innovation process that typically includes development agreements with partner companies that seek to protect existing and potential intellectual property. The microencapsulation market is believed to be approximately $4.0 billion and will continue to grow through the commercialization of more applications. According to a study commissioned by the Company, the microencapsulation market growth rate for the period 2012 to 2016 is expected to be approximately 10% per year. Encapsys is exploring opportunities with potential partners in industries as diverse as agriculture, building and construction, paper, textiles, personal and household care, and oil and gas. During 2013, Encapsys accounted for approximately 6% of total company net sales.

Thermal Papers

The thermal papers market is growing with new applications being developed to use thermal technology. Based on its assessment of the period 2008 through 2013, the Company believes North American thermal markets expanded at a 2% compound average growth rate, with annual rates ranging from a decline of 2% to increases of 5%. The Company believes demand for thermal paper will continue to grow in North America and around the world. In 2007, an expansion program of approximately $105 million commenced at the West Carrollton, Ohio facility involving the installation of a state-of-the-art coater to produce thermal papers. The project was completed in third quarter 2008. Sales of thermal papers accounted for approximately 52% of total company net sales in 2013.

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

A German manufacturer filed an appeal of the 2008 ITC determination to the U.S. Court of International Trade (“CIT”). Various appeals of the ITC Determination were filed by the German manufacturer. In a January 2013 decision, the Court of Appeals for the Federal Circuit affirmatively resolved the appeals and upheld the ITC determination. In addition, for each of the five 12-month periods following implementation of the final duties, the Company and the German manufacturer have filed requests for administrative review with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month review period, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. In 2012, the Department issued a final determination in the second 12-month review period, resulting in a dumping margin of 4.33% for imports from the German manufacturer for the period from November 2009 to October 2010. In April 2013, the Department issued a final determination in the third 12-month review period, resulting in a dumping margin of 75.36% for imports from the German manufacturer for the period from November 2010 to October 2011. The third review determination was based on the Department’s finding that the German manufacturer knowingly and intentionally submitted fraudulent responses to the Department. The German manufacturer has appealed each of the final review determinations. In December 2013, the Department issued a preliminary determination in the fourth 12-month review period proposing a dumping margin of zero for imports from the German manufacturer for the period from November 2011 to October 2012. A final determination in the fourth review period is anticipated in April 2014, although the Department may extend the time for the final determination. Finally, the Department and the ITC are required to conduct reviews five years after an antidumping or countervailing duties order is issued to determine whether revoking the order would be likely to lead to continuation or recurrence of dumping or subsidies and of material injury (“Sunset Review”). The Department and the ITC are conducting the Sunset Review in 2014. Upon final resolution of the appeals, the fourth and fifth administrative reviews and the Sunset Review, certain of the duties could be reduced, increased or eliminated.

Carbonless Papers

The carbonless papers segment produces carbonless paper, security paper and other specialty paper grades. The Company believes the North American market for carbonless paper products has been in decline as a result of greater use of competing technologies such as digital laser, inkjet and thermal printers, and electronic communications. The Company believes the North American carbonless paper market declined by approximately 7% to 10% annually from 2008 through 2013, except during the recession period when the decline was estimated at an annual rate of 12% to 16%. The decline is expected to continue at historical rates over the next several years. The Company believes the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 6% per year during non-recession periods. The carbonless papers segment accounted for approximately 44% of total company net sales in 2013.

The carbonless papers market is highly competitive. The Company competes based on a number of factors, including price, product availability, quality and customer service. In addition to declining North American and foreign carbonless markets, the carbonless business continues to experience competitive pricing from foreign and domestic producers. Other domestic carbonless producers have continued their competitive pricing strategies in efforts to maintain or gain share. In addition, foreign competitors continue to sell into the North American carbonless market with low-price strategies. As a result of this increased pricing competition, the Company has continued to experience pressure on selling prices for carbonless products. Nevertheless, market conditions permit the Company to implement price increases from time to time to offset the increasing costs of raw materials. Also during 2012, and continuing in 2013, the Company discontinued selling carbonless papers into certain non-strategic international markets.

Comparison 2013 and 2012

8
	For the Year Ended		Increase
	December 28, 2013	December 29, 2012	(Decrease)
	(dollars in millions)

Net sales	$807.5	$849.8	-5.0%
Cost of sales	567.8	758.9	-25.2%
Gross profit	239.7	90.9	163.7%

Selling, general and administrative expenses	106.9	153.0	-30.1%
Restructuring	-	28.6	-100.0%

Environmental expense insurance recovery	-	(2.2)	-100.0%

Operating income (loss)	132.8	(88.5)	250.1%

Interest expense, net	55.5	59.4	-6.6%
Debt extinguishment expense	59.7	-	nm
Other non-operating expense, net	0.1	-	nm

Income (loss) before income taxes	17.5	(147.9)	111.8%
Provision for income taxes	0.2	0.6	-66.7%

Net income (loss)	$17.3	$(148.5)	111.6%

Comparisons as a % of net sales
Cost of sales	70.3%	89.3%	-19.0%
Gross margin	29.7%	10.7%	19.0%
Selling, general and administrative expenses	13.3%	18.0%	-4.7%
Operating margin	16.4%	-10.4%	26.8%
Income (loss) before income taxes	2.2%	-17.4%	19.6%
Net income (loss)	2.1%	-17.5%	19.6%

Net sales for 2013 were $807.5 million, decreasing $42.3 million, or 5.0%, compared to $849.8 million of net sales in 2012. Net sales within the paper business decreased $45.9 million, or 5.6%, during 2013 and included the impact of the Company’s decision to discontinue selling carbonless papers into certain non-strategic international markets. Shipment volumes were approximately 8% lower than in 2012, of which, thermal volumes were almost 4% higher and carbonless volumes were nearly 18% lower. The Encapsys business experienced a net sales increase of $1.3 million, or 2.6%, on a volume decrease of approximately 1%, of which, sales to external customers rose 11.5% on a volume increase of approximately 6%.

Operating income of $132.8 million was recorded in 2013 compared to an operating loss of $88.5 million in 2012. Improved pricing and product mix, lower transition costs related to the 15-year base stock supply agreement and reductions in raw materials and utilities pricing contributed $26.2 million to the improved current year financial results. This earnings improvement was partially offset by a $11.2 million reduction of operating income due to lower shipment volumes. Lower 2013 SG&A spending was largely due to incentive compensation, including bonuses and stock-based incentive compensation, coming in $8.1 million lower than 2012. Prior year SG&A expense also included $7.5 million of costs incurred as a result of the discontinued business combination transaction. In addition, a fourth quarter mark-to-market gain of $61.9 million, related to the Company’s retiree benefit plans, was recorded. This compares to a retiree plan mark-to-market loss of $32.3 million recorded at year-end 2012. Of this $94.2 million mark-to-market difference, $66.8 million was in cost of sales and $27.4 million was in SG&A. The operating loss recorded in 2012 included noncash expense of $64.7 million for accelerated depreciation related to the decommissioning of papermaking assets at the West Carrollton, Ohio facility as well as an $11.1 million noncash write-down of papermaking stores and spare parts inventories to lower of cost or market. Both were included in cost of sales. A $1.2 million noncash write-off of construction in progress and $0.4 million of other costs were also included in 2012 cost of sales. Restructuring expense of $28.6 million was also recorded in the prior year.

Appvion completed two voluntary refinancings during 2013. As a result, current year interest expense of $55.5 million was over 6% lower than prior year. In addition, $59.7 million of debt extinguishment expense was recorded during the year and included premiums paid in conjunction with the note redemptions as well as the write-off of unamortized deferred debt issuance costs and original issue discount.

The Company recorded 2013 net income of $17.3 million compared to a $148.5 million loss recorded in 2012.

Business Segment Discussion – 2013

Encapsys

Encapsys segment net sales for 2013 totaled $52.3 million, which was an increase of $1.3 million, or 2.6%, from 2012 net sales. Sales to external customers rose 11.5% on a volume increase of approximately 6%. External sales also benefited from favorable product mix. As a result of the decline in carbonless paper sales, internal net sales were down 11.4% on a volume decrease of nearly 13%. Current year operating income was $16.2 million, compared to 2012 operating income of $10.5 million, and included a $3.2 million mark-to-market gain related to the Company’s retiree benefit plans. The prior year included a $0.6 million mark-to-market loss.

Paper Business

During 2013, the paper business, which includes thermal papers and carbonless papers, recorded net sales of $772.7 million, which were $45.9 million lower than 2012 net sales. During this same period, the paper business recorded operating income of $128.2 million compared to an operating loss of $76.4 million in 2012. The year-on-year operating income variance was the result of the following (dollars in millions):

Restructuring and other related costs	$106.0
Retiree benefit plan mark-to-market gain	87.7
Favorable price and mix	11.4
Lower long-term supply agreement transition costs	9.0
Favorable raw materials and utilities pricing	5.3
Lower selling, general and administrative expense and other	2.8
Unfavorable manufacturing costs	(6.4)
Lower shipment volumes	(11.2)
$204.6

Thermal Papers

Thermal papers segment 2013 net sales of $421.3 million were $9.6 million, or 2.3%, higher than 2012 net sales of $411.7 million. During 2013, shipments of thermal papers increased approximately 4% over the prior year. Continued strong demand for tag, label and entertainment (“TLE”) products accounted for an increase in shipment volumes of nearly 6%. Current year shipments of receipt paper were slightly higher by approximately 1%. The thermal papers segment recorded operating income of $51.9 million in 2013 compared to a 2012 operating loss of $34.2 million. Current year earnings include a mark-to-market gain, related to the Company’s retiree benefit plans, of $20.5 million. This compared to a mark-to-market loss of $11.3 million recorded in 2012. The prior year operating loss also included restructuring and other related costs of $47.7 million and $7.3 million of one-time transition costs related to the 15-year base stock supply agreement. Also during 2012, this business segment recorded a $6.8 million settlement charge relating to withdrawal from the multi-employer pension plan as negotiated by the West Carrollton bargaining workforce during 2012 labor contract negotiations.

Carbonless Papers

Carbonless papers segment 2013 net sales totaled $351.4 million, a decrease of $55.4 million, or 13.6%, from the prior year. Current year shipment volumes were nearly 18% lower than 2012 shipments. In addition to the expected carbonless market decline, the Company’s 2012 decision to discontinue selling carbonless papers into certain non-strategic international markets reached full cycle in 2013 and accounted for approximately 51% of the current year volume decrease and 47% of the decrease in net sales. The negative impact of volume decline was partially offset by favorable pricing and favorable product mix totaling $15.2 million. The carbonless papers segment recorded current year operating income of $76.3 million compared to a 2012 operating loss of $42.2 million. Current year earnings include a mark-to-market gain, related to the Company’s retiree benefit plans, of $37.3 million. This compared to a mark-to-market loss of $18.6 million recorded in 2012. The prior year operating loss included restructuring and other related costs of $58.3 million and $4.1 million of one-time transition costs related to the 15-year base stock supply agreement.

Unallocated Corporate Charges

As of year-end 2013, unallocated corporate charges totaled $9.0 million compared to $19.6 million last year. Current year incentive compensation was lower than in the prior year. In addition, 2012 expense included $7.5 million of discontinued business combination transaction costs and a $2.2 million environmental expense insurance recovery.

Effects of Inflation. Prices for certain raw materials, including base stock and chemicals, as well as costs for natural gas, oil and electricity have been subject to price changes and can have material effects on the business, financial condition and results of operations. Prices for certain raw materials increased during 2013 and could continue to increase, or decrease, in response to changes in demand. The Company historically has been able to use price increases to recoup a portion of raw material price increases, but relies on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of raw material price increases. While the Company expects that any significant increase in raw materials or energy costs will be offset by price increases and/or by cost containment and productivity and efficiency initiatives, profitability could be adversely affected if the Company is unable to pass on or mitigate any future cost increases.

Comparison 2012 and 2011

 Paperweight Development Corp. and Subsidiaries and

Appvion, Inc. and Subsidiaries

	For the Year Ended		Increase
	December 29, 2012	December 31, 2011	(Decrease)
	(dollars in millions)

Net sales	$849.8	$857.3	-0.9%
Cost of sales	758.9	718.7	5.6%
Gross profit	90.9	138.6	-34.4%

Selling, general and administrative expenses	153.0	144.9	5.6%
Environmental expense insurance recovery	(2.2)	-	nm
Restructuring	28.6	-	nm
Litigation settlement, net	-	3.1	-100.0%

Operating loss	(88.5)	(9.4)	nm

Interest expense, net	59.4	61.0	-2.6%
Recovery from litigation settlement, net	-	(23.2)	-100.0%
Other non-operating income, net	-	(0.1)	-100.0%

Loss before income taxes	(147.9)	(47.1)	-214.0%
Provision for income taxes	0.6	0.6	-

Net loss	$(148.5)	$(47.7)	-211.3%

Comparisons as a % of net sales
Cost of sales	89.3%	83.8%	5.5%
Gross margin	10.7%	16.2%	-5.5%
Selling, general and administrative expenses	18.0%	16.9%	1.1%
Operating margin	-10.4%	-1.1%	-9.3%
Loss before income taxes	-17.4%	-5.5%	-11.9%
Net loss	-17.5%	-5.6%	-11.9%

Net sales for 2012 were $849.8 million, decreasing $7.5 million, or 0.9%, compared to $857.3 million of net sales in 2011. Net sales within the paper business decreased $5.3 million, or 0.6%, during 2012 and included the impact of the Company’s decision to discontinue selling carbonless papers into certain non-strategic international markets. Shipment volumes were approximately 4% lower than in 2011, of which, thermal volumes were almost 9% higher and carbonless volumes were nearly 13% lower. The Encapsys business experienced a net sales decline of $3.8 million, or 6.9%, on a volume decrease of nearly 12%.

An operating loss of $88.5 million was recorded in 2012. This compared to an operating loss of $9.4 million in 2011. Financial results recorded for 2012 were positively impacted by improved price and mix of $17.9 million. Gross profit was also positively impacted by efficiency gains and cost reduction. This was partially offset by a $6.2 million reduction in operating income due to lower shipment volumes. Included in 2012 cost of sales was a $6.8 million settlement charge relating to the withdrawal from the multi-employer pension plan as negotiated by the West Carrollton bargaining workforce during 2012 labor contract negotiations. The 2012 operating loss also included noncash expense of $64.7 million for accelerated depreciation related to the decommissioning of papermaking assets at the West Carrollton, Ohio facility as well as an $11.1 million noncash write-down of papermaking stores and spare parts inventories to lower of cost or market. Both were included in cost of sales. A $1.2 million noncash write-off of construction in progress was also included in current year cost of sales. As a result of working through the transition to the base paper supply agreement, additional costs of $11.1 million were reported year-to-date in cost of sales and $0.3 million in SG&A expenses.

SG&A spending of $153.0 million was $8.1 million, or 5.6%, higher than 2011 spending largely due to $7.5 million of costs incurred as a result of the discontinued business combination transaction. In addition, 2012 incentive compensation, including bonuses and stock-based incentive compensation, was $6.2 million higher. Pension and other postretirement benefit plan expense of $10.6 million was $4.9 million lower than in 2011. During 2012, restructuring expense of $28.6 million was recorded and included $25.2 million of employee termination benefits, including severance, related benefits and pension costs, and $3.4 million of decommissioning and other costs.

The Company recorded a 2012 net loss of $148.5 million compared to a $47.7 million loss recorded in 2011. In addition to the items noted above, the 2011 results included the receipt of a $23.2 million litigation settlement recovery.

Business Segment Discussion – 2012

Encapsys

Encapsys segment net sales for 2012 totaled $51.0 million, which was a decrease of $3.8 million, or 6.9%, from 2011 net sales. Current year operating income was $10.5 million compared to 2011 operating income of $10.8 million. Compared to 2011, shipment volumes declined nearly 12%. Lower Encapsys sales volume was the result of decreased carbonless papers production as well as a weak global economy reducing the short-term demand for customer products using Encapsys microencapsulation.

Paper Business

During 2012, the paper business recorded net sales of $818.5 million, which were $5.3 million lower than 2011 net sales. During this same period, the paper business recorded an operating loss of $76.4 million compared to an operating loss of $3.7 million in 2011. The year-on-year operating loss variance was the result of the following (dollars in millions):

Favorable price and mix	$17.9
Favorable manufacturing operations	19.0
Selling, general and administrative expense and other	11.3
Favorable raw materials and utilities pricing	1.4
Restructuring and other related costs	(106.0)
Long-term supply agreement transition costs	(11.4)
Lower shipment volumes	(4.9)
$(72.7)

Thermal Papers

Thermal papers segment 2012 net sales of $411.7 million were $40.9 million, or 11.0%, higher than 2011 net sales of $370.8 million. During 2012, shipments of thermal papers increased approximately 9% over the prior year. Continued strong demand for tag, label and entertainment (“TLE”) products, in all markets, accounted for an increase in shipment volumes of nearly 19%. Shipments of receipt paper during 2012 were flat year on year. Net sales were also positively impacted by favorable price and mix of $4.8 million and $2.2 million, respectively. The thermal papers segment recorded a 2012 operating loss of $34.2 million compared to 2011 operating income of $0.6 million. The 2012 operating loss included restructuring and other related costs of $47.7 million and $7.3 million of one-time transition costs related to the 15-year base stock supply agreement. Also during 2012, this business segment recorded a $6.8 million settlement charge relating to withdrawal from the multi-employer pension plan as negotiated by the West Carrollton bargaining workforce during 2012 labor contract negotiations. These were partially offset by a $5.2 million reduction in retiree benefits expense.

Carbonless Papers

Carbonless papers segment 2012 net sales totaled $406.8 million, a decrease of $46.2 million, or 10.2%, from the prior year. Shipment volumes during 2012 were nearly 13% lower than 2011 shipments. In addition to the expected carbonless market decline, during 2012 the Company discontinued selling carbonless papers into certain non-strategic international markets. This contributed to approximately 85% of the reduced volumes and 74% of the sales decline. The carbonless papers segment recorded a 2012 operating loss of $42.2 million compared to a 2011 operating loss of $4.2 million. The 2012 operating loss included restructuring and other related costs of $58.3 million and $4.1 million of one-time transition costs related to the 15-year base stock supply agreement. This was partially offset by a $13.1 million reduction in retiree benefits expense.

Unallocated Corporate Charges

As of year-end 2012, unallocated corporate charges totaled $19.6 million and included $7.5 million of discontinued business combination transaction costs, $4.2 million higher incentive compensation expense and a $2.2 million environmental expense insurance recovery. As of year-end 2011, unallocated corporate charges totaled $13.3 million and included a $3.1 million litigation settlement.

Effects of Inflation. Prices for certain raw materials, including base stock, chemicals and pulp, as well as costs for natural gas, oil and electricity have been subject to price changes and can have material effects on the business, financial condition and results of operations. Prices for certain raw materials increased during 2012 and could continue to increase, or decrease, in response to changes in demand. The Company historically has been able to use price increases to recoup a portion of raw material price increases, but relies on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of raw material price increases. While the Company expects that any significant increase in raw materials or energy costs will be offset by price increases and/or by cost containment and productivity and efficiency initiatives, profitability could be adversely affected if the Company is unable to pass on or mitigate any future cost increases.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility, will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At December 28, 2013, the Company had $1.8 million of cash and approximately $79.5 million of unused borrowing capacity under its revolving credit facility. The revolving credit facility had an outstanding balance of $7.6 million and net debt (total debt less cash) increased to $595.3 million compared to $513.7 million at year-end 2012. The following significant payments were made during 2013:  $65.1 million of refinancing costs, $28.3 million of capital expenditures, $13.5 million of net redemptions of common stock and $12.5 million of contributions to the pension plan.

The Company was in compliance with all debt covenants at December 28, 2013, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash used by operating activities during 2013 was $22.7 million compared to $23.3 million net cash provided by operating activities in 2012. Net income, adjusted for noncash charges and noncash gains, provided $61.9 million in operating cash for the period. Noncash charges included $30.1 million in depreciation and amortization, $2.6 million of noncash employer matching contributions to the KSOP and $3.8 million of other net noncash charges. Net income was also adjusted for $8.1 million of noncash debt refinancing costs related to the June 2013 and November 2013 voluntary refinancings. During 2013, working capital increased by $2.6 million, of which, the primary components were a $21.4 million decrease in accounts payable and other accrued liabilities and a $17.3 million decrease in accounts receivable. The change in accounts payable and other accrued liabilities included a $9.1 million lower reserve for compensation due to reduced incentive compensation, a $4.4 million reduction in customer rebates and a $2.9 million payment of vested deferred compensation. During 2013, a $12.5 million contribution was made to the pension plan and a mark-to-market gain of $55.9 million was recorded, accounting for the majority of the $70.5 decrease in accrued pension. Other, net used cash of $11.5 million included a mark-to-market gain of $6.0 recorded in postretirement benefits other than pensions.

Net cash provided by operating activities during 2012 was $23.3 million compared to $68.7 million net cash provided by operating activities in 2011. The net loss, adjusted for noncash charges, used $31.5 million in operating cash for the period. Noncash charges included $100.3 million in depreciation and amortization, $11.1 million inventory revaluation charge, $3.0 million of noncash employer matching contributions to the KSOP and $2.6 million of other net noncash charges. During 2012, working capital decreased by $26.4 million, of which, the primary component was a $27.2 million increase in accounts payable and other accrued liabilities. This included a $20.1 million increase in accounts payable due to improved payment terms. Accrued compensation, including both current and deferred, is higher by $7.5 million and includes a higher reserve for annual incentive compensation and a newly-vested portion of deferred incentive compensation paid to participants in February 2013. Though a $25.0 million contribution was made to the pension plan during 2012, accrued pension increased by $12.3 million. Other, net provided cash of $16.0 million including a $25.0 million reserve for full withdrawal from the multi-employer pension plan.

Net cash provided by operating activities during 2011 was $68.7 million compared to $30.0 million net cash used by operating activities in 2010. The net loss, adjusted for noncash charges, provided $7.9 million in operating cash for the period. Noncash charges included $48.6 million in depreciation and amortization, $2.7 million of noncash employer matching contributions to the KSOP, $1.1 million of foreign exchange loss and $4.6 million of other noncash charges. These noncash charges were decreased by a $1.4 million net gain from involuntary conversion of equipment. A decrease in working capital provided $22.0 million of cash. This included a $14.5 million reduction in other current assets due to the receipt of an $8.2 million insurance recovery receivable for the West Carrollton coal silo collapse. Cash of $1.7 million was also provided by a decrease in other assets which included receiving $2.6 million in December from the sale of foreign exchange contracts originally set to mature at various points in 2012. Accrued pension increased by $37.1 million, though an $18.0 million pension contribution was made in 2011.

Cash Flows from Investing Activities. Current year net cash used by investing activities was $28.3 million, all of which was used for the acquisition of property, plant and equipment. Net cash used by investing activities during 2012 was $17.1 million, used entirely for the acquisition of property, plant and equipment.

Net cash used by investing activities in 2011 totaled $12.5 million. During 2011, the Company invested $15.9 million in capital projects. In July 2011, the Company received the remaining $2.0 million of cash proceeds from the July 2010 sale of APC and NEX which had been in escrow pending any potential buyer claims resulting from the sale. Insurance proceeds of $1.4 million were received to compensate the Company’s loss of property, plant and equipment as the result of the July 2010 coal silo collapse at the West Carrollton, Ohio facility.

Cash Flows from Financing Activities.  During 2013, net cash provided by financing activities was $51.0 million. During the year, $2.7 million of secured variable rate industrial development bonds, due August 2013, were repaid. The Company made mandatory debt repayments of $1.3 million on its State of Ohio loans. The Company also borrowed a net $3.9 million on its revolving credit facility.

Current year proceeds from the issuance of PDC redeemable common stock totaled $2.9 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during 2013. Current year payments to redeem PDC common stock were $16.4 million.

Cash overdrafts increased $0.3 million during 2013. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

On November 19, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities and reduce interest expense. The refinancing included the issuance of $250 million of second lien senior secured notes payable carrying an interest rate of 9.0%. The notes will mature on June 1, 2020. Proceeds, less expenses and discounts, were $242.3 million. A portion of these proceeds was used to redeem the $32.2 million of remaining 9.75% senior subordinated notes payable due June 2014, plus interest of $1.6 million. Proceeds were also used to redeem in full the $161.8 million of 11.25% second lien notes payable due December 2015, plus $9.3 million of interest. In conjunction with the redemption of the second lien notes, a note premium of $33.2 million was paid to the noteholders and was recorded as debt extinguishment expense on the current year Consolidated Statement of Comprehensive Income (Loss). The remaining proceeds were used to repay $4.2 million of the revolving credit facility. Transaction expenses totaling $6.4 million were recorded as deferred debt issuance costs in other long-term assets of the Consolidated Balance Sheet dated December 28, 2013. Also as a result of this refinancing, $1.4 million of unamortized deferred debt issuance costs were written off and included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. For further information, see Note 9, Long-term Obligations, of Notes to Consolidated Financial Statements.

On June 28, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities, reduce interest costs and increase financial flexibility and liquidity options. The refinancing included the execution of a new credit agreement providing for a $100 million five-year revolving line of credit due June 2018 and a $335 million first lien term loan due June 2019. The new line of credit replaced the five-year, $100 million revolving credit facility due February 2015. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Appvion’s borrowings under the revolving credit facility bear interest at Appvion’s option at either base rate plus 3.5% or LIBOR plus 4.5%, per annum.

Proceeds from the $335 million first lien term loan, less expenses and discounts, were $326.3 million. These proceeds were used to redeem $300.7 million of the 10.5% senior secured first lien notes due June 2015, pay $1.1 million of interest due on the notes, pay $18.1 million of note premiums and costs associated with the note redemption, repay $6.0 million of the old revolver and pay $0.4 million of interest and fees due on the old revolver. The $18.1 million note premium is included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. As a result of the refinancing, $6.7 million of unamortized deferred debt issuance costs and original issue discount associated with the redeemed senior secured first lien notes and old revolver were written off and included in debt extinguishment expense. On July 31, 2013, Appvion redeemed the remaining $4.3 million of these first lien notes. In conjunction with this $4.3 million repayment, a redemption premium of $0.2 million was paid and $0.1 million of unamortized deferred debt issuance costs and original issue discount were written off and included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013.

The first lien term loan bears interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019. The term loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on June 28, 2019. Also, within five business days after the year-end financial statements have been filed, Appvion shall prepay an aggregate principal amount of the term loan equal to the excess, if any, of (a) 50% of defined excess cash flow, provided that such percentage shall be reduced to (1) 25% based upon Appvion achieving a consolidated leverage ratio of less than 3.50 to 1.0 but greater than or equal to 2.50 to 1.0 and (2) 0% based upon Appvion achieving a consolidated leverage ratio of less than 2.50 to 1.0 minus (b) the aggregate amount of all prepayments of the revolving credit line which constitute permanent reductions of the revolving credit facility and all optional prepayments of the first lien term loan made during the year. For further information, see Note 9, Long-term Obligations, of Notes to Consolidated Financial Statements.

During 2012, net cash used by financing activities was $11.6 million. During the year, the Company made mandatory debt repayments of $1.3 million, plus interest, on its State of Ohio loans. During 2012, the Company borrowed a net $3.7 million on its revolving credit facility, as amended. During March 2012, the Company received the proceeds of a $0.3 million note issued to Appvion, Inc. by Columbia County, Wisconsin.

Current year proceeds from the issuance of PDC redeemable common stock totaled $2.9 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during 2012. Current year payments to redeem PDC common stock were $14.1 million.

Cash overdrafts decreased $3.1 million during 2012. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

During 2011, net cash used by financing activities was $52.8 million. In June 2011, in accordance with the terms of its 8.125% senior notes payable, the Company repaid in full the remaining note balance of $17.5 million. A payment of $18.2 million represented full and complete payment of all unpaid principal and accrued and unpaid interest. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility, as amended. Upon payment, the notes were terminated and the Company was released from all obligations under the notes. The Company also made mandatory debt repayments of $1.2 million, plus interest, on its State of Ohio loans. During the current year, the Company repaid a net $29.3 million on its revolving credit facility, as amended, and as of December 31, 2011, did not have an unpaid revolver balance. Approximately $18.8 million of the revolving credit facility, as amended, was used to support outstanding letters of credit.

During third quarter 2011, the Company received a $23.2 million net recovery from litigation initiated in September 2007 against Andritz BMB AG and Andritz, Inc. and used the proceeds to pay down debt on the Company’s revolving credit facility, as amended.

Proceeds from the issuance of PDC redeemable common stock totaled $2.9 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during 2011. Payments to redeem PDC common stock were $12.4 million. Cash overdrafts increased $4.7 million during 2011.

Description of Outstanding Indebtedness. Long-term obligations, excluding capital lease obligations, consist of the following (dollars in millions):

Description of Outstanding Indebtedness. Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):Description of Outstanding Indebtedness. Long-term obligations, excluding capital lease obligations, consist of the following (dollars in millions):

	2013	2012
Old revolving credit facility at approximately 4.25%	$ -	$ 3.7
New revolving credit facility at approximately 6.75%	7.6	-
Secured variable rate industrial development bonds, 0.3% average interest rate at December 28, 2013, $2.7 million due and repaid in August 2013 and $6.0 million due in 2027	6.0	8.7
State of Ohio assistance loan at 6%, approximately $0.1 million due monthly and final payment due May 2017	4.2	5.2
State of Ohio loan at 3%, approximately $30,000 due monthly and final payment due May 2019	1.7	2.0
Columbia County, Wisconsin municipal debt due December 2019	0.3	0.3
Senior subordinated notes payable at 9.75%, due June 2014	-	32.2
Senior secured first lien notes payable at 10.5%, due June 2015	-	305.0
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	-	(3.3)
Second lien notes payable at 11.25%, due December 2015	-	161.8

First lien term loan at 5.75%, due June 2019	334.1	-
Unamortized discount on first lien term loan, due June 2019	(3.1)	-
Second lien senior secured notes payable at 9.0% due June 2020	250.0	-
Unamortized discount on second lien senior secured notes payable, due June 2020	(3.7)	-

	597.1	515.6
Less obligations due within one year	(4.7)	(4.0)
	$ 592.4	$ 511.6

2013

As discussed earlier, Appvion completed two voluntary refinancings during 2013, one in June and another in November. For further information, see the Cash Flows from Financing Activities in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 9, Long-term Obligations, of Notes to Consolidated Financial Statements.

These second lien senior secured notes payable at 9.0% are unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. The notes are secured by a second-priority security interest in substantially all of the property and assets of Appvion and the debt guarantors. These liens are junior in priority to the liens on this same collateral securing the outstanding debt incurred under the credit agreement. The notes contain covenants customary for similar debt which restrict Appvion’s ability, as well as the ability of the guarantors, to sell or lease certain assets or merge or consolidate with or into other companies, incur additional debt or issue preferred shares, incur liens, pay dividends or make other distributions, make other restricted payments and investments, place restrictions on the ability of certain of Appvion’s subsidiaries to pay dividends or other payments to Appvion, enter into sale and leaseback transactions, amend particular agreements relating to Appvion’s transaction with its former parent AWA and the ESOP and enter into transactions with certain affiliates.

The new credit agreement, governing the new revolving credit facility and first lien term loan, ranks senior in right of payment to all existing and future subordinated indebtedness of Appvion and is secured by security interests in substantially all of the property and assets of Appvion and the debt guarantors. As noted above, the maturity date of the revolving credit facility is June 28, 2018 and the maturity date of the first lien term loan is June 28, 2019. The new credit agreement is unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. It contains affirmative and negative covenants customary for similar credit facilities, which among other things, require Appvion to meet a minimum fixed charge coverage ratio under certain circumstances and restricts Appvion’s ability and the ability of Appvion’s subsidiaries, subject to certain exceptions, to incur additional indebtedness and liens, engage in sale and leaseback transactions, make investments, make loans and advances, transact certain asset sales, engage in mergers, acquisitions, consolidations, liquidations and dissolutions, pay dividends or make other payments in respect of equity interests and other restricted payments, engage in certain transactions with affiliates, limit capital expenditures and make prepayments, redemptions and repurchases of other indebtedness.

On August 1, 2013, the Company made a mandatory debt repayment of $2.7 million, plus interest, on a portion of its Industrial Development Bonds.

2012

As of May 1, 2012, the revolving credit facility was amended to reduce all applicable interest rate spreads by 1.25%. The interest rate assessed on Eurodollar loans is now the Eurodollar rate plus an interest rate spread ranging from 2.0% to 2.5%, depending on defined levels of average excess availability of the credit facility. The interest rate assessed on base rate loans is now the base rate plus an interest rate spread ranging from 1.0% to 1.5%, also depending on defined levels of average excess availability. During March 2012, the Company received the proceeds of a $0.3 million note issued to Appvion, Inc. by Columbia County, Wisconsin.

2011

As of July 1, 2011, the revolving credit facility was amended to reduce all applicable interest rate spreads by 0.25%. The interest rate assessed on Eurodollar rate loans was the Eurodollar rate plus an interest rate spread ranging from 3.25% to 3.75%, depending on defined levels of average excess availability of the credit facility. The interest rate assessed on base rate loans was the base rate plus an interest rate spread ranging from 2.25% to 2.75%, also depending on defined levels of average excess availability.

During June 2011, in accordance with the terms of its 8.125% senior notes payable, the Company repaid in full the remaining note balance of $17.5 million. A payment of $18.2 million represented full and complete payment of all unpaid principal and accrued and unpaid interest. These funds were sourced from a combination of cash from operations and borrowing on the revolving credit facility, as amended. Upon payment, the notes were terminated and the Company was released from all obligations under the notes.

Off-Balance Sheet Arrangements. The Company had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources at December 28, 2013.

Disclosures about Contractual Obligations, Commercial Commitments and Contingencies. A summary of significant contractual obligations, commercial commitments and contingencies as of December 28, 2013 is as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Long-term debt	$603.9	$4.7	$9.7	$15.7	$573.8
Operating leases	6.6	4.0	2.6	—	—
Other long-term obligations (1)	388.3	66.4	135.3	98.0	88.6
Total contractual cash obligations	$998.8	$75.1	$147.6	$113.7	$662.4

(1)Represents obligations for interest, pension funding, postretirement health benefits and deferred compensation payments. Interest is calculated using current rates.

In addition to the contractual obligations listed above, it will also be necessary for the Company to use cash to satisfy its repurchase obligations related to the ESOP. The following table outlines the potential repurchase liability for the next five years based on management’s assumptions, developed in conjunction with the ESOP administrator, related to participant death, retirement, diversification requests, employment termination and changes in share valuation.

	Estimate of Potential Commitment per Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in millions)
Estimated share repurchase liability	$66.5	$15.3	$26.7	$24.5

The Company expects that a portion of this share repurchase liability will be funded from new deferrals from employees into the Company Stock Fund. Employees may defer, on a pre-tax basis, a percentage of their pay in an amount, subject to certain

IRS limitations, equal to between 2% and 50% of their annual compensation. Participants have the option of directing their deferrals to the 401(k) Fund, the Company Stock Fund or a combination of both. The Company believes that new deferrals from employees into the Company Stock Fund for the five-year period presented above will aggregate approximately $14 million and could be used to fund a portion of the repurchase liability set forth in the table above.

Deferrals directed to the Company Stock Fund accumulate in a short-term interest-bearing account within the ESOP trust until the next valuation date, June 30 or December 31. At that time, these deferrals and the interest earned on these amounts, are used to purchase shares based upon the price of a share of PDC common stock on the valuation date preceding or following the date on which the participant made the deferrals, whichever is lower.

Collective Bargaining Agreements

Manufacturing employees at the Company’s major manufacturing facilities in Appleton, Wisconsin, Roaring Spring, Pennsylvania and West Carrollton, Ohio are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). In June 2012, represented employees at the Roaring Spring facility ratified a labor agreement effective to November 17, 2014. In September 2012, represented employees at the West Carrollton plant ratified a labor agreement effective to April 1, 2015. In December 2011, represented employees at the Appleton facility ratified a labor agreement effective through August 31, 2014.

USW also represents employees at the Appleton, Wisconsin, Camp Hill, Pennsylvania and Kansas City, Kansas distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and other distribution centers in Georgia, Ohio and California are not represented.

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value.  The Company does not engage in any trading activities that include non-exchange traded contracts accounted for at fair value.

Disclosures About Effects of Transactions with Related and Certain Other Parties.  There were no significant transactions with related and certain other parties.

Disclosures About Critical Accounting Policies

PDC prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Accounting policies are disclosed in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of the consolidated financial statements and the uncertainties that could impact the results of operations, financial position and cash flows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of the Board of Directors.

Environmental. Accruals for losses associated with environmental obligations are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing legislation, regulatory action and remediation technologies. Accruals are discounted to reflect the time value of money if the aggregate amount of the liability and the amount and timing of cash payments are fixed or reliably determinable. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and, at multi-party sites, other PRPs. In future periods, new laws or regulations, advances in cleanup technologies and additional information about the ultimate cleanup remedy or remedies being used could significantly change those estimates. Accordingly, the Company cannot give any assurances that its eventual environmental cleanup costs and liabilities will not exceed the amount of the current reserve.

Redeemable Common Stock. Redeemable equity securities are required to be accreted so the amount on the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Due to reductions in the share price on June 30, 2010 and earlier, as well as a decrease in the year-end 2013 share price, the Company reduced the redeemable common stock accretion by $7.5 million for the year ended December 28, 2013. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of December 28, 2013. The earliest redemption date, as mandated by federal law, occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. The fair value of redeemable common stock is determined by an independent, third-party appraiser selected by Reliance Trust Company, the ESOP Trustee, as required by law and the ESOP. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $132 million has been determined. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

Income Taxes. In conjunction with the acquisition of Appvion, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes, and therefore, the Company anticipates that it will not incur any future U.S. federal income tax liability and minimal state and local income tax liabilities. Appvion’s Canadian subsidiary, Appvion Canada, Ltd., is not eligible for treatment as a qualified subchapter S subsidiary. As a result, the Company will incur a foreign tax liability. The Company’s income tax reserve at December 28, 2013, covers various audit issues and provisions for certain non-U.S. entities. All U.S. federal C corporation tax years are closed. Various Canadian and state tax years remain open.

Intangible Assets. The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining the fair value of the respective indefinite-lived intangible assets.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are tested for impairment when events or changes in circumstances indicate that the asset might be impaired. Indefinite-lived intangible assets are not amortized.

Revenue Recognition. Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectability is reasonably assured; and title has transferred to the customer. These criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company typically does not invoice its customers for shipping and handling fees, which are classified as selling, general and administrative expenses.

Sales Returns and Allowances. A reserve is established for expected sales returns and allowances. The amount of the reserve is based on historic sales and returns and allowances data, which is analyzed by product line and market channel to determine average returns and allowances as a percent of gross sales. This percentage is applied to recent sales activity and is adjusted, as necessary, for any significant known claims or trends.

Employee Benefit Plans.  The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The Company recognizes all actuarial gains and losses immediately in net periodic cost annually in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement during a fiscal year and, the market-related value of plan assets used in the cost calculations is equal to fair value.

The determination of the Company’s obligation and expense for pension and other postretirement benefits, such as retiree healthcare and life insurance, is dependent on the selection of certain assumptions in calculating such amounts. Those assumptions include, among others and where applicable, the discount rate and rates of increase in healthcare costs. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends, when appropriate.

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of December 28, 2013, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 20 bonds, the Company selected a discount rate of 5.04% to value year-end liabilities for the pension plans. The discount rate used at year-end 2012 was 4.15%.

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company selected 6.75% at year-end 2013 and 7.75% at year-end 2012 as its long-term rate of return on assets assumption.

Significant differences in actual experience or significant changes in assumptions may materially affect its pension and other postretirement obligations and future expense.

Environmental and Legal Matters

The Company’s operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations. These include laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water, storage, treatment and disposal of materials and waste, remediation of soil, surface water and groundwater contamination and liability for damages to natural resources. In addition, the Company is also governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous chemicals in the workplace.

Compliance with environmental laws and regulations is an important facet of the business. The Company expects to incur capital expenditures of approximately $1.0 million in 2014 and a total of approximately $3.0 million from 2015 through 2019 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. The Company expects to continue to incur expenditures after 2018 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

The Company is subject to strict and, under some circumstances, joint and several liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that it owns or operates and at properties where the Company or its predecessors have arranged for the disposal of regulated materials. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company could be involved in additional proceedings in the future and the total amount of these future costs and other environmental liabilities may be material.

The Company is involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 17 of the Notes to the Consolidated Financial Statements. Furthermore, from time to time the Company may be subject to various demands, claims, suits or other legal proceedings arising in the ordinary course of business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. The Company has successfully defended such claims, settling some for amounts which are not material to its business and obtaining dismissals in others. While the Company will vigorously defend itself and expects to prevail in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

In September 2007, the Company commenced litigation against Andritz BMB AG and Andritz, Inc. The claims asserted included breach of obligations under a February 2007 agreement to perform certain engineering services which also granted the Company an option to purchase certain equipment and services relating to an off-machine paper coating line. On May 14, 2009, the Company received a favorable jury verdict, and on August 11, 2009, an Outagamie County, Wisconsin judge granted the Company’s motion to enter judgment in favor of the Company in the amount of $29.1 million plus 12% interest annually beginning as of January 9, 2009. The defendant appealed the final judgment and in March 2011 the Wisconsin Court of Appeals issued a decision unanimously affirming the final judgment. On September 1, 2011, the Wisconsin Supreme Court denied the defendants’ petition seeking further review of the matter. During the third quarter 2011, the Company received payment of $23.2 million in damages, including interest and net of related fees and litigation expenses.

Other than the Lower Fox River matter described in “Item 1. Business – Environmental,” and assuming the Company’s expectations regarding defending such demands, claims, suits or other legal or regulatory proceedings prove accurate, the Company does not believe that any pending or threatened demands, claims, suits or other legal or regulatory proceedings will have, individually or in the aggregate, a materially adverse effect on its business, financial condition and results of operations or cash flows.

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

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The updated standard is effective prospectively for the Company's annual and interim periods beginning after December 15, 2012. As required, the Company adopted this guidance beginning in the first quarter ended March 31, 2013 and the disclosures have been included in its consolidated financial statements in Note 23, Accumulated other Comprehensive Income.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” It provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. ASU 2012‑02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, though early adoption was permitted. As required, the Company adopted this guidance beginning in the first quarter ended March 31, 2013 and there was no impact to the Company’s consolidated financial statements as a result of adoption.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

The Company selectively uses derivative instruments and other proactive risk management techniques to reduce market risk associated with changes in foreign currency exchange rates, commodity prices and interest rates.  All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures which strictly prohibit the use of financial instruments for speculative purpose. At the inception of each hedge, the Company decides if it will be designated as a cash flow hedge and, if so, assesses the effectiveness of the hedge. The Company performs hedge effectiveness testing quarterly and any ineffectiveness is recorded in current earnings. The change in fair market value of each derivative is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction under ASC 815, “Derivatives and Hedging.” For additional information, see the following in the Consolidated Financial Statements: Note 2, Summary of Significant Accounting Policies, Derivative Financial Instruments and Hedging Activities, Note 9, Long-Term Obligations and Note 12, Derivative Instruments and Hedging Activities

Foreign Currency Risk. The Company has a sales organization and distribution facility in Canada. A 10% appreciation or depreciation in the Canadian dollar at December 28, 2013 would not have a significant impact on the Company’s consolidated balance sheet, consolidated statement of comprehensive income (loss) or consolidated statement of cash flows.

The Company also sells its products worldwide and thus enters into transactions denominated in various foreign currencies. Company policy is to selectively hedge its foreign currency denominated transactions in a manner that partially offsets the effects of changes in foreign currency exchange rates. Foreign currency contracts are used to hedge only those currency exposures associated with sales to customers located outside the U.S. Corresponding gains and losses on the underlying transactions offset the gains and losses on these foreign currency hedges. Maturities of forward exchange contracts coincide with settlement dates of related transactions.

Interest Rate Risk. The Company is exposed to interest rate risk on its revolving credit facility, first lien term loan and industrial development bonds. At December 28, 2013, the Company had a total of $347.8 million of variable rate borrowings outstanding, of which $334.2 million is the first lien term loan carrying an interest of LIBOR, but not less than 1.25%, plus 4.5% per annum.  A 100 basis point increase in LIBOR above the 1.25% floor would increase annual interest expense by approximately $3.3 million. On July 30, 2013, Appvion entered into an interest rate swap contract on $100 million of this variable rate first lien term loan with a forward start date of September 14, 2014 and a maturity date of June 28, 2019.

Commodity Prices. The Company is subject to the effects of changing raw material costs caused by movements in underlying commodity prices. The Company is exposed to fluctuating market prices for commodities, including pulp, chemicals and base stock, and has established programs to manage exposure to commodity prices through effective negotiations with suppliers. As listed within its contractual obligations, the Company enters into contracts with vendors to lock in commodity prices at various times and for various periods to limit near-term exposure to fluctuations in raw material prices.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap and collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Consolidated Balance Sheet at fair value using inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At December 28, 2013, the hedged volume of these contracts was approximately 1.3 million MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2014.

The Company selectively hedged forecasted commodity transactions that were subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. These contracts were recorded in the Consolidated Balance Sheet at fair value using market inputs based on pricing published by RISI, Inc. (“RISI”) as measured on the last trading day of the accounting period and compared to the swap’s fixed price. Currently, there are no pulp swap contracts in place.

Item 8.            Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of cash flows and of redeemable common stock, accumulated deficit and accumulated other comprehensive income present fairly, in all material aspects, the financial position of Paperweight Development Corp. and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 13, 2014

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 28, 2013	December 29, 2012

ASSETS
Current assets
Cash and cash equivalents	$1,800	$1,851
Accounts receivable, less allowance for doubtful accounts of $907 and $1,077, respectively	75,928	92,680
Inventories	92,313	94,349
Other current assets	65,331	70,620
Total current assets	235,372	259,500

Property, plant and equipment, net of accumulated depreciation of $625,593 and $607,006, respectively	245,233	243,265
Intangible assets, net	41,554	43,839
Other assets	25,369	14,486

Total assets	$547,528	$561,090

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$4,734	$3,975
Accounts payable	61,454	68,600
Accrued interest	6,360	2,467
Other accrued liabilities	97,615	119,635
Total current liabilities	170,163	194,677

Long-term debt	592,412	511,624
Postretirement benefits other than pension	30,605	38,440
Accrued pension	66,143	137,081
Other long-term liabilities	36,243	32,165
Commitments and contingencies (Note 17)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,129,112 and
8,730,118, respectively	63,322	81,704
Accumulated deficit	(415,173)	(439,923)
Accumulated other comprehensive income	3,813	5,322
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$547,528	$561,090

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011

Net sales	$807,486	$849,756	$857,329

Cost of sales	567,786	758,875	718,710

Gross profit	239,700	90,881	138,619

Selling, general and administrative expenses	106,928	152,961	144,928
Restructuring	—	28,589	—
Environmental expense insurance recovery	—	(2,188)	—
Litigation settlement, net	—	—	3,122

Operating income (loss)	132,772	(88,481)	(9,431)

Other expense (income)
Interest expense	55,910	59,654	61,330
Debt extinguishment expense	59,681	—	—
Interest income	(369)	(224)	(355)
Recovery from litigation settlement, net	—	—	(23,229)
Foreign exchange loss (gain)	82	(213)	1,136
Other expense (income)	—	166	(1,238)

Income (loss) before income taxes	17,468	(147,864)	(47,075)

Provision for income taxes	193	587	577

Net income (loss)	17,275	(148,451)	(47,652)

Other comprehensive (loss) income:
Changes in retiree plans	(1,511)	(4,812)	433
Realized and unrealized gains
(losses) on derivatives	2	(2,890)	1,373
Total other comprehensive (loss) income	(1,509)	(7,702)	1,806

Comprehensive income (loss)	$15,766	$(156,153)	$(45,846)

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED
(dollars in thousands)

	December 28,	December 29,	December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$17,275	$(148,451)	$(47,652)
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
Depreciation	27,776	98,010	46,292
Amortization of intangible assets	2,285	2,286	2,324
Impaired inventory revaluation	—	11,061	—
Amortization of financing fees	2,411	2,645	3,373
Amortization of bond discount	864	1,066	958
Employer 401(k) noncash matching contributions	2,637	3,038	2,738
Foreign exchange loss (gain)	99	(227)	1,143
Net gain from involuntary conversion of equipment	—	—	(1,374)
Noncash loss (gain) on hedging	197	(2,382)	—
Loss on disposals of equipment	265	1,448	209
Noncash debt refinancing costs	8,101	—	—
Fox River insurance recovery	—	—	(145)
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	17,343	(2,857)	2,004
Inventories	1,832	(962)	6,107
Other current assets	(461)	3,105	14,484
Accounts payable and other accrued liabilities	(21,357)	27,159	(569)
Accrued pension	(70,452)	12,322	37,149
Other, net	(11,533)	16,044	1,670
Net cash (used) provided by operating activities	(22,718)	23,305	68,711

Cash flows from investing activities:
Proceeds from sale of equipment	17	22	6
Net change in cash due to sale of Films	—	—	2,000
Insurance proceeds from involuntary conversion of equipment	—	—	1,374
Additions to property, plant and equipment	(28,290)	(17,143)	(15,847)
Net cash used by investing activities	(28,273)	(17,121)	(12,467)

Cash flows from financing activities:
Payment of senior secured first lien notes payable	(305,000)	—	—
Payment of senior notes payable	—	—	(17,491)
Payment of second lien notes payable	(161,766)	—	—
Proceeds from first lien term loan	331,650	—	—
Proceeds from second lien senior secured notes payable	246,252	—	—
Payment of senior subordinated notes payable	(32,195)	—	—
Payment of first lien term loan	(837)	—	—
Payment of industrial development bonds	(2,650)	—	—
Debt acquisition costs	(13,706)	—	—
Payments relating to capital lease obligations	(86)	(68)	(47)
Proceeds from old revolving line of credit	155,300	253,400	202,800
Payments of old revolving line of credit	(159,000)	(249,700)	(232,100)
Proceeds from new revolving line of credit	212,800	—	—
Payments of new revolving line of credit	(205,200)	—	—
Payments of State of Ohio loans	(1,325)	(1,256)	(1,203)
Proceeds from municipal debt	—	300	—
Proceeds from issuance of redeemable common stock	2,910	2,884	2,875
Payments to redeem common stock	(16,441)	(14,070)	(12,351)
Increase (decrease) in cash overdraft	251	(3,078)	4,749
Net cash provided (used) by financing activities	50,957	(11,588)	(52,768)

Effect of foreign exchange rate changes on cash and cash equivalents	(17)	14	(7)
Change in cash and cash equivalents	(51)	(5,390)	3,469
Cash and cash equivalents at beginning of period	1,851	7,241	3,772
Cash and cash equivalents at end of period	$1,800	$1,851	$7,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income

Balance, January 1, 2011	9,713,212	$110,045	$(257,258)	$11,218

Comprehensive loss:
Net loss	-	-	(47,652)	-
Other comprehensive income	-	-	-	1,806

Issuance of redeemable common stock	416,217	5,605	-	-
Redemption of redeemable common stock	(916,621)	(12,351)	-	-
Accretion of redeemable common stock		(5,684)	5,684	—

Balance, December 31, 2011	9,212,808	$97,615	$(299,226)	$13,024

Comprehensive loss:
Net loss	—	—	(148,451)	—
Other comprehensive loss	—	—	—	(7,702)

Issuance of redeemable common stock	378,566	5,913	—	—
Redemption of redeemable common stock	(861,256)	(14,070)	—	—
Accretion of redeemable common stock	—	(7,754)	7,754	—

Balance, December 29, 2012	8,730,118	$81,704	$(439,923)	$5,322

Comprehensive income:
Net income	—	—	17,275	—
Other comprehensive loss	—	—	—	(1,509)

Issuance of redeemable common stock	326,485	5,534	—	—
Redemption of redeemable common stock	(927,491)	(16,441)	—	—
Accretion of redeemable common stock	—	(7,475)	7,475	—

Balance, December 28, 2013	8,129,112	$63,322	$(415,173)	$3,813

The accompanying notes are an integral part of these consolidated financial statements.

1.       BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes Appvion, Inc., formerly known as Appleton Papers Inc., and its 100%-owned subsidiaries (collectively “Appvion,” formerly “Appleton”), for the years ended December 28, 2013, December 29, 2012, and December 31, 2011. PDC conducts substantially all of its business through Appvion.

NATURE OF OPERATIONS

Appvion is the primary operating subsidiary of PDC. The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as microencapsulation and security technologies. It has three reportable segments: Encapsys, thermal papers and carbonless papers (see Note 22, Segment Information).

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for new markets, external partners and for the Company’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. The Company helped NCR Corporation (“NCR”) produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, the Company researchers have developed the art and science of microencapsulation and are working with potential partners in industries as diverse as agriculture, building and construction, paper, textiles, personal and household care, and oil and gas. The Encapsys segment leverages the Company’s extensive technical knowledge and experience with microencapsulation to create and sell new products. The Encapsys segment also uses an open innovation process with partner companies to develop successful technical solutions for those companies. Sales within the Encapsys segment accounted for approximately 6% of total company net sales in the three-year period ended  December 28, 2013.

The thermal papers segment develops and produces substrates for the transaction and item identification markets. Thermal paper is used in four principal end markets: (1) point-of-sale products for retail receipts and coupons; (2) labels for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts. Point-of-sale products are sold to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers. Label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts. Sales within the thermal papers segment accounted for approximately 52% of consolidated net sales in 2013, 48% of consolidated net sales in 2012 and 43% of consolidated net sales in 2011.

          The carbonless papers segment includes carbonless, security and other specialty paper products. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. The Company produces coated products for design and print applications and offers custom coating solutions. Carbonless products are sold to converters, printers and merchant distributors who stock and sell carbonless paper to printers. The Company also produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. Sales within the carbonless papers segment accounted for approximately 44% of consolidated net sales in 2013, 48% of consolidated net sales in 2012 and 53% of consolidated net sales in 2011.

RELATIONSHIPS WITH FORMER PARENT

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase of all the partnership interests of Arjo Wiggins Delaware General Partnership (“AWDGP”) and its 100%-owned subsidiary, Appleton Papers Inc. (now Appvion, Inc.).

In conjunction with the acquisition, the Company entered into two indemnification agreements under which Arjo Wiggins Appleton Limited, now known as Windward Prospects Ltd (“AWA”), the former parent of Appvion, agreed to indemnify PDC and PDC agreed to indemnify Appvion for the costs, expenses and liabilities related to certain governmental and third-party environmental claims, referred to as the Fox River Liabilities.

Under the indemnification agreements, Appvion is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million (see Note 17, Commitments and Contingencies). During 2008, Appvion paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the indemnification agreements, AWA purchased and fully paid for indemnity claim insurance from Commerce & Industry Insurance Company, an affiliate of American International Group, Inc. The insurance policy provided up to $250 million of coverage for Fox River Liabilities, subject to certain limitations defined in the policy. As of December 31, 2011, there was no remaining coverage on the policy.

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

RELATIONSHIP OF APPVION,  INC. WITH PARENT

As a result of PDC's November 2001 acquisition of Appleton Papers Inc. (now Appvion, Inc.), Appvion entered into borrowings with a third-party and transferred the acquired cash through a subordinated demand note receivable with PDC to fund the acquisition from AWA.

As described in Note 20, the ESOP purchased 100% of the PDC shares in 2001. All ESOP shares activities, including issuance, deferrals, redemptions, and accretion, are recorded by PDC. Cash was transacted through an intercompany loan from Appvion to PDC in order to fund ESOP redemption activities and ESOP deferrals were in turn paid back to Appvion. Redemption activities were significantly larger than employee deferrals. During November 2013, this intercompany note and all related interest due from PDC was forgiven in full by Appvion. During December 2013, an interest-bearing intercompany loan from PDC to Appvion was established to record the transfer of ESOP deferrals, used to purchase PDC stock, to Appvion by PDC.

         As discussed above, in conjunction with the acquisition of Appvion, PDC entered into two indemnification agreements under which AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for the costs, expenses and liabilities related to the Fox River Liabilities. The balance sheet of PDC includes an indemnification receivable from AWA in current assets and a corresponding reserve for Fox River Liabilities in current liabilities.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal year 2013 was a 52-week period ending December 28, 2013. Fiscal year 2012 was a 52-week period ending December 29, 2012. Fiscal year 2011 was a 52-week period ending December 31, 2011.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more critical estimates made by management relate to environmental contingencies, pension and postretirement assumptions, accrued discounts, intangible and tangible asset impairment analyses, fair market value of redeemable common stock and receivable reserves. Actual results could differ from those estimates.

OUT OF PERIOD ADJUSTMENT

During 2013, the Company recorded an out-of-period adjustment related to the correction of a $0.9 million overstatement of accounts payable related to prior periods, which had the effect of increasing 2013 operating income. The Company does not believe the correction of this error is material to its financial statements for any prior periods or the year ended December 28, 2013.

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectability is reasonably assured; and title has transferred to the customer. These criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company typically does not invoice its customers for shipping and handling fees, which are classified as selling, general and administrative expenses and totaled approximately $42 million for 2013, $46 million for 2012 and $48 million for 2011.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risks from changes in interest rates, foreign currency exchange rates or commodity prices and follows the guidance of ASC 815, “Derivatives and Hedging.” The fair values of all derivatives are recorded in the Consolidated Balance Sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges in accordance with ASC 815 and are recorded in the Consolidated Balance Sheet at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Consolidated Balance Sheet at fair value. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings.

The Company had selectively hedged forecasted commodity transactions that were subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. As of December 28, 2013 and December 29, 2012, no contracts were in place. At year-end 2011, there were two pulp swap contracts in place. One contract was not designated as a hedge and its gains or losses due to changes in fair value were recorded in current period earnings. The second contract was designated as a cash flow hedge of forecasted pulp purchases and the change in the effective portion of the fair value of this hedge was deferred in accumulated other comprehensive income until the inventory containing the pulp was sold.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2013, the Company fixed the interest rate, at 7.24%, on $100 million of its variable rate first lien term loan using an interest rate swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019. This interest rate swap contract has been designated as a cash flow hedge and is recorded in the Consolidated Balance Sheet at fair value. The effective portion of the contract’s gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and will be subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. This contract is highly effective in hedging the variability in future cash flows attributable to changes in interest rates.

For the years ended December 28, 2013, December 29, 2012, and December 31, 2011, the amounts recognized in earnings due to ineffectiveness of hedge transactions were immaterial. The amount reported as realized and unrealized losses on derivatives was immaterial in 2013. The amount reported as realized and unrealized losses on derivatives of $2.9 million in 2012, in accumulated other comprehensive income, represents the net loss on derivatives designated as cash flow hedges. The amount reported as realized and unrealized gains of $1.4 million in 2011, in accumulated other comprehensive income, represents the net gain on derivatives designated as cash flow hedges.

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity. At December 28, 2013 and December 29, 2012, there were cash overdrafts of approximately $10.9 million and $10.7 million, respectively, which are included in accounts payable within the Consolidated Balance Sheets.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method for raw materials, work in process and finished goods inventories. Stores and spare parts inventories are valued at average cost. Finished goods and work in process inventories include the cost of materials, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, including interest incurred during construction and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The general range of useful lives for financial reporting is 10 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment. Maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in operating income.

INTERNAL USE SOFTWARE

Costs incurred related to the development of internal use software are accounted for in accordance with ASC 350, “Intangibles – Goodwill and Other” which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use once certain criteria are met. Capitalized software costs are amortized over the lesser of 8 years or the useful life of the software using the straight-line method.

INTANGIBLE ASSETS

Certain intangible assets (including a portion of registered trademarks) have been determined to have indefinite useful lives and will not be amortized until their useful lives are determined to no longer be indefinite. Other intangible assets (customer relationships and the remaining registered trademarks) are amortized over their estimated useful lives of 20 to 25 years.

IMPAIRMENT OF INTANGIBLES AND LONG-LIVED ASSETS

The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This impairment analysis consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess.

The Company reviews the carrying value of intangible assets with definite lives and other long-lived assets whenever events or changes in circumstances indicate that the assets may be impaired. The fair value of the assets is based on an analysis of the undiscounted future cash flows. If the carrying amount of the asset exceeds the determined fair value, an impairment loss

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

would be recognized based upon anticipated discounted cash flows from the asset.

INCOME TAXES

In conjunction with the acquisition of Appvion, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes, and therefore, the Company anticipates that it will not incur any future U.S. federal income tax liability and minimal state and local income tax liabilities.

Ineligible subsidiaries account for income taxes in accordance with ASC 740, “Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets in those circumstances where it is more likely than not that some or all of the deferred tax asset may not be realized.

EMPLOYEE BENEFIT PLANS

The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The Company recognizes all actuarial gains and losses immediately in net periodic cost annually in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement during a fiscal year, and the market-related value of plan assets used in the cost calculations is equal to fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

When available, quoted market prices were used to determine fair value and such measurements are classified within Level 1. In some cases where market prices are not available, observable market-based inputs were used to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

ASC 820 expanded the definition of fair value to include the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or by the Company) will not be fulfilled. For financial assets traded in an active market (Level 1 and certain Level 2), the nonperformance risk is included in the market price. For certain other financial assets and liabilities (Level 2 and 3), fair value calculations have been adjusted accordingly.

The fair value of interest rate swap derivatives is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows that result in a measurement that is classified as Level 2. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate, also deemed to be categorized as Level 2.

In addition to the methods and assumptions used to record the fair value of financial instruments as discussed above, the following methods and assumptions are used to estimate the fair value of financial instruments as required by ASC 825, “Financial Instruments.”  Cash and cash equivalents, accounts receivable and accounts payable recorded in the balance sheets approximate fair value based on the short maturity of these instruments. Fair values of long-term debt are estimated based on market conditions and interest rates available to the Company for similar financial instruments.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of the non-owner changes in equity, or accumulated other comprehensive income, are as follows (dollars in thousands):

	2013	2012
Changes in retiree plans	$4,942	$6,453

Realized and unrealized losses on derivatives	(1,129)	(1,131)
	$3,813	$5,322

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled $11.9 million in 2013, $11.2 million in 2012 and $11.4 million in 2011.

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

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The updated standard is effective prospectively for the Company's annual and interim periods beginning after December 15, 2012. As required, the Company adopted this guidance beginning in the first quarter ended March 31, 2013 and the disclosures have been included in its consolidated financial statements in Note 23, Accumulated other Comprehensive Income.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” It provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. ASU 2012‑02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, though early adoption was permitted. As required, the Company adopted this guidance beginning in the first quarter ended March 31, 2013 and there was no impact to the Company’s consolidated financial statements as a result of adoption.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.       RESTRUCTURING AND OTHER RELATED COSTS

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

In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio facility and move its carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, 314 jobs were eliminated at West Carrollton and 68 jobs added at the Appleton facility. The Company maintains its thermal coating operations at the West Carrollton facility. The Company recorded all associated restructuring expense and other related costs, totaling $106.0 million, during 2012. These included the following (dollars in thousands):

	For the	Location on Statement
	Year Ended	of Comprehensive
	December 29, 2012	Income (Loss)

Employee termination benefits	$25,166	Restructuring
Decommissioning and other expenses	3,423	Restructuring
Retention incentives and other costs	320	Cost of sales
Accelerated depreciation	64,742	Cost of sales
Revaluation of inventory	11,061	Cost of sales
Loss on disposal of fixed assets	1,238	Cost of sales
	$105,950

Of the costs recorded during 2012, $58.3 million were allocated to the carbonless papers segment and $47.7 million were allocated to the thermal papers segment.

The table below summarizes the components of the restructuring reserve included in the Consolidated Balance Sheets as of December 29, 2012 and December 28, 2013.

	December 29, 2012	2013 Additions	2013	December 28, 2013
	Reserve	to Reserve	Utilization	Reserve
Exit costs – equipment decommissioning	$765	$—	$(672)	$93
Employee termination benefits – long-term	18,454	—	(454)	18,000
	$19,219	$—	$(1,126)	$18,093

Employee termination benefits included severance as well as related benefits and pension costs. At December 28, 2013, $0.7 million of the total restructuring reserve was included in current liabilities and $17.4 million was included in other long-term liabilities. The Company expects any remaining charges for exit costs to be immaterial. At December 28, 2013, it is estimated that cash of approximately $35 million remains to be paid as a result of ceasing papermaking operations at West Carrollton. This includes the reserve above as well as distributions from the Company’s stock fund to former West Carrollton employees terminated as a result of the restructuring. Of this amount, it is expected that approximately $5 million will be paid during the next twelve months. In addition, approximately $4 million will be disbursed, through 2016, as a result of distributions from the Company’s stock fund. The remaining $26 million may be paid over a period through 2033.

During second quarter 2012, papermaking equipment was decommissioned and, by year-end 2012, certain real property used in the papermaking operations was abandoned. As a result, accelerated depreciation of $64.7 million was recorded during 2012. Related to the decommissioning of papermaking assets, stores and spare parts inventories were revalued to lower of cost or market and resulted in a write-down of $11.1 million. Construction in progress of $1.2 million was also written off during the year ended December 29, 2012. These were all noncash charges.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.       OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicated that an asset might be impaired.

The Company’s intangible assets consist of the following (dollars in thousands):

	As of December 28, 2013		As of December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$28,373	$44,665	$26,275
Patents	7,474	7,474	7,808	7,808
Customer relationships	5,365	2,968	5,365	2,781
Subtotal	57,504	$38,815	57,838	$36,864
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$80,369		$80,703

Of the $80.4 million of acquired intangible assets, $67.5 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless papers are being amortized over their useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. Customer relationships are being amortized over their estimated useful lives of 25 years.

Amortization expense for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 approximated $2.3 million. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of intangible assets will approximate $2.3 million for each of the years 2014 through 2018.

5.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	December 28, 2013	December 29, 2012
Finished goods	$46,096	$43,243
Raw materials, work in process, stores and spare parts	46,217	51,106
	$92,313	$94,349

The stores and spare parts inventory balance was $15.9 million as of December 28, 2013 and December 29, 2012. It was valued at average cost and included in raw materials, work in process, stores and spare parts. All other inventories are valued using the FIFO method.

6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	December 28, 2013	December 29, 2012
Land and improvements	$9,777	$9,634
Buildings and improvements	135,468	134,144
Machinery and equipment	678,311	663,915
Software	33,476	33,643
Capital leases	309	304
Construction in progress	13,485	8,631
	870,826	850,271
Accumulated depreciation	(625,593)	(607,006)
	$245,233	$243,265

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.       OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	December 28, 2013	December 29, 2012
Environmental indemnification receivable	$59,253	$65,000
Other	6,078	5,620
	$65,331	$70,620

The environmental indemnification receivables of $59.3 million and $65.0 million, noted above for the years ended December 28, 2013 and December 29, 2012, respectively, represent an indemnification receivable from AWA as recorded on the Consolidated Balance Sheet.

Other noncurrent assets consist of the following (dollars in thousands):

	December 28, 2013	December 29, 2012
Deferred debt issuance costs	$13,584	$7,736
Other	11,785	6,750
	$25,369	$14,486

8.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the balance sheet, consist of the following (dollars in thousands):

	December 28, 2013	December 29, 2012
Compensation	$5,700	$14,800
Trade discounts	12,397	16,796
Workers’ compensation	4,816	4,875
Accrued insurance	2,062	1,896
Other accrued taxes	1,462	1,494
Postretirement benefits other than pension	2,637	3,248
Fox River Liabilities	59,253	65,000
Restructuring reserve	668	1,219
Other	8,620	10,307
	$97,615	$119,635

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	December 28, 2013	December 29, 2012
Old revolving credit facility at approximately 4.25%	$—	$3,700
New revolving credit facility at approximately 6.75%	7,600	—
Secured variable rate industrial development bonds, 0.3% average interest rate at
December 28, 2013, $2,650 due and repaid in August 2013 and $6,000 due in 2027	6,000	8,650
State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	4,175	5,210
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	1,712	2,002
Columbia County, Wisconsin municipal debt due December 2019	300	300
Senior subordinated notes payable at 9.75%, due June 2014	—	32,195
Senior secured first lien notes payable at 10.5%, due June 2015	—	305,000
Unamortized discount on 10.5% senior secured first lien notes payable, due June 2015	—	(3,224)
Second lien notes payable at 11.25%, due December 2015	—	161,766
First lien term loan at 5.75%, due June 2019	334,162	—
Unamortized discount on first lien term loan, due June 2019	(3,103)	—
Second lien senior secured notes payable at 9.0% due June 2020	250,000	—
Unamortized discount on second lien senior secured notes payable, due June 2020	(3,700)	—
	597,146	515,599
Less obligations due within one year	(4,734)	(3,975)
	$592,412	$511,624

During 2013, the Company made mandatory debt repayments of $1.3 million, plus interest, on its State of Ohio loans. Prior to the June 2013 voluntary refinancing discussed below, Appvion borrowed an additional $36.9 million, net, from the old revolving credit facility. This was repaid in full with $6.0 million of proceeds from the $335 million first lien term loan and $34.6 million of borrowing from the new revolving credit facility. During the remainder of 2013, the Company borrowed $212.8 million and repaid $205.2 million on its new revolving credit facility, leaving an outstanding balance of $7.6 million as of year-end 2013. In addition, approximately $12.9 million of the new revolving credit facility was used to support outstanding letters of credit.

On November 19, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities and reduce interest expense. The refinancing included the issuance of $250 million of second lien senior secured notes payable carrying an interest rate of 9.0%. The notes will mature on June 1, 2020. Proceeds, less expenses and discounts, were $242.3 million. A portion of these proceeds was used to redeem the $32.2 million of remaining 9.75% senior subordinated notes payable due June 2014, plus interest of $1.6 million. Proceeds were also used to redeem in full the $161.8 million of 11.25% second lien notes payable due December 2015, plus $9.3 million of interest. In conjunction with the redemption of the second lien notes, a note premium of $33.2 million was paid to the noteholders and was recorded as debt extinguishment expense on the current year Consolidated Statement of Comprehensive Income (Loss). The remaining proceeds were used to repay $4.2 million of the revolving credit facility. Transaction expenses totaling $6.5 million were recorded as deferred debt issuance costs in other long-term assets of the Consolidated Balance Sheet dated December 28, 2013. Also as a result of this refinancing, $1.4 million of unamortized deferred debt issuance costs were written off and included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013.

These second lien senior secured notes are unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. The notes are secured by a second-priority security interest in substantially all of the property and assets of Appvion and the debt guarantors. These liens are junior in priority to the liens on this same collateral securing the outstanding debt incurred under the credit agreement. The notes contain covenants customary for similar debt which restrict Appvion’s ability, as well as the ability of the guarantors, to sell or lease certain assets or merge or consolidate with or into other companies, incur additional debt or issue preferred shares, incur liens, pay dividends or make other distributions, make other restricted payments and investments, place restrictions on the ability of certain of Appvion’s subsidiaries to pay dividends or other payments to Appvion, enter into sale and leaseback transactions, amend particular agreements relating to Appvion’s transaction with its former parent AWA and the ESOP and enter into transactions with certain affiliates.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On August 1, 2013, the Company made a mandatory debt repayment of $2.7 million, plus interest, on a portion of its Industrial Development Bonds.

On June 28, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities, reduce interest costs and increase financial flexibility and liquidity options. The refinancing included the execution of a new credit agreement providing for a $100 million five-year revolving line of credit due June 2018 and a $335 million first lien term loan due June 2019. The new line of credit replaced the five-year, $100 million revolving credit facility due February 2015. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Appvion’s borrowings under the revolving credit facility bear interest at Appvion’s option at either base rate plus 3.5% or LIBOR plus 4.5%, per annum.

Proceeds from the $335 million first lien term loan, less expenses and discounts, were $326.3 million. These proceeds were used to redeem $300.7 million of the 10.5% senior secured first lien notes due June 2015, pay $1.1 million of interest due on the notes, pay $18.1 million of note premiums and costs associated with the note redemption, repay $6.0 million of the old revolver and pay $0.4 million of interest and fees due on the old revolver. The $18.1 million note premium is included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. In addition, there was a cash outlay of $7.2 million for debt acquisition costs. As a result of the refinancing, $6.7 million of unamortized deferred debt issuance costs and original issue discount associated with the redeemed senior secured first lien notes and old revolver were written off and included in debt extinguishment expense.

The first lien term loan bears interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. On July 30, 2013, Appvion fixed the interest rate at 7.24%, on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019. The term loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on June 28, 2019. Also, within five business days after the year-end financial statements have been filed, Appvion shall prepay an aggregate principal amount of the term loan equal to the excess, if any, of (a) 50% of defined excess cash flow, provided that such percentage shall be reduced to (1) 25% based upon Appvion achieving a consolidated leverage ratio of less than 3.50 to 1.0 but greater than or equal to 2.50 to 1.0 and (2) 0% based upon Appvion achieving a consolidated leverage ratio of less than 2.50 to 1.0 minus (b) the aggregate amount of all prepayments of the revolving credit line which constitute permanent reductions of the revolving credit facility and all optional prepayments of the first lien term loan made during the year. Based on the required calculation, no amount is due for the six months ended December 28, 2013.

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

         The Company was in compliance with all debt covenants at December 28, 2013, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Scheduled repayment of principal on long-term obligations outstanding at December 28, 2013, is as follows (dollars in thousands):

Obligations
Outstanding at
December 28, 2013
2014	$4,749
2015	4,828
2016	4,917
2017	4,332
2018	11,287
Thereafter	573,836
$603,949

10.      INCOME TAXES

In conjunction with the acquisition of Appvion, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result, its tax provision includes only foreign and minimal state and local income taxes. For 2013 the Company recorded a net tax provision of $0.2 million primarily for Canadian income taxes. For 2012 the Company recorded a net tax provision of $0.6 million primarily for Canadian income taxes. For 2011 the Company recorded a net tax provision of $0.6 million primarily for U.S. state and local income taxes.

All U.S. federal C corporation tax years are closed. Various Canadian and state tax years remain open. Reserves for uncertain tax positions, as they relate to these matters, are insignificant.

11.      LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs. Total rent expense was $5.8 million for 2013, $6.0 million for 2012 and $5.4 million for 2011.

Future minimum lease payments as of December 28, 2013, under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):

Operating
Leases
2014	$4,011
2015	2,288
2016	297
2017	—
2018	—
Thereafter	2

Total minimum lease payments	$6,598

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risks from changes in foreign currency exchange rates, commodity prices and interest rates. The fair values of all derivatives are recorded in the Consolidated Balance Sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $22.0 million as of December 28, 2013. These contracts have settlement dates extending through December 2014.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the collar price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At December 28, 2013, the hedged volumes of these contracts totaled 1,341,054 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2014.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. During first quarter 2012, there were two pulp swap contracts in place. The first swap had a hedge volume of 2,000 tons of pulp and was settled in February 2012. It was not designated as a hedge, and therefore, gains or losses due to changes in fair value were recorded in current period earnings. The second pulp hedge was designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge was deferred in accumulated other comprehensive income until the inventory containing the pulp was sold. This pulp hedge was settled as of September 30, 2012. As of December 28, 2013, there were no pulp swap contracts in place.

On July 30, 2013, Appvion entered into an interest rate swap contract on $100 million of its variable rate first lien term loan with a forward start date of September 14, 2014 and a maturity date of June 28, 2019.  This interest rate swap pays the Company variable interest at the three-month LIBOR rate or a fixed floor rate of 1.25%, whichever is greater, and the Company pays the counterparty a fixed interest rate. The fixed LIBOR interest rate for the contract is 2.74%. Based on the terms of the interest rate swap contract and the underlying debt, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. Any changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheet until earnings are affected by the variability of cash flows.

The following table presents the location and fair values of derivative instruments included in the Company’s Consolidated Balance Sheets at year-end 2013 and 2012, respectively  (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	December 28, 2013	December 29, 2012
Foreign currency exchange derivatives	Other current liabilities	$(350)	$(1,014)
Interest Rate Swap	Other long-term liabilities	(914)	—

Not Designated as a Hedge
Natural gas collar	Other current assets	245	—
Natural gas collar	Other current liabilities	—	(43)

The following table presents the location and amount of (losses) gains on derivative instruments and related hedge items included in the Company’s Consolidated Statement of Comprehensive Income (Loss) for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 and (losses) gains initially recognized in accumulated other comprehensive income

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of
	Comprehensive
	Income (Loss)
Designated as a Hedge	Location	December 28, 2013	December 29, 2012	December 31, 2011
Foreign currency exchange derivatives	Net sales	$(1,012)	$3,056	$(437)

(Losses) gains recognized in accumulated
other comprehensive income		(300)	(934)	2,382

Pulp fixed swap	Cost of sales	(197)	(1,181)	-
Pulp fixed swap	Other expense	-	(166)	(137)

Losses recognized in accumulated
other comprehensive income		-	(197)	(623)

Interest Rate Swap	Interest expense	(85)	-	-

Losses recognized in accumulated
other comprehensive income		(829)	-	-

Not Designated as a Hedge
Natural gas collar/fixed swap	Cost of sales	288	(271)	(986)
Pulp fixed swap	Cost of sales	-	(10)	(145)

For a discussion of the fair value of financial instruments, see Note 13, Fair Value Measurements.

13.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	December 28, 2013		December 29, 2012
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
Senior subordinated notes payable	$—	$—	$32,195	$32,356
Senior secured first lien notes payable	—	—	301,776	319,883
Second lien notes payable - old	—	—	161,766	175,516
First lien term loan	331,059	332,509	—	—
Second lien notes payable - new	246,300	249,995	—	—
Revolving credit facility	7,600	7,600	3,700	3,700
State of Ohio loans	5,887	5,887	7,212	7,212
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	6,000	6,000	8,650	8,650
	$597,146	$602,291	$515,599	$547,617

The first lien term loan and the second lien notes payable – new are traded in public markets. Their fair value was determined using Level 2 inputs based on quoted market prices. The fair value of the State of Ohio loans was determined using Level 2 observable market inputs including current rates for financial instruments of the same remaining maturity and similar terms. The industrial development bonds have a variable interest rate that reflects current market terms and conditions.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of fair value as of December 28, 2013 and December 29, 2012.

14.      EMPLOYEE BENEFITS

The Company has various defined benefit pension plans and defined contribution pension plans. This includes a Supplemental Executive Retirement Plan (“SERP”) to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations of the pension plan for eligible salaried employees.

The status of these plans, including a reconciliation of benefit obligation, a reconciliation of plan assets and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is shown below (dollars in thousands):

Pension Benefits	2013	2012
Change in benefit obligation
Benefit obligation at beginning of period	$450,422	$391,091
Service cost	5,149	3,907
Interest cost	18,513	19,468
Actuarial (gain) loss	(41,954)	56,008
Benefits and expenses paid	(20,669)	(20,052)
Benefit obligation at end of period	$411,461	$450,422

Change in plan assets
Fair value at beginning of period	$312,823	$265,341
Actual return on plan assets	39,644	42,082
Employer contributions	12,988	25,452
Benefits and expenses paid	(20,669)	(20,052)
Fair value at end of period	$344,786	$312,823

Funded status of plans
Funded status at end of period	$(66,675)	$(137,599)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(532)	$(518)
Accrued benefit liability-noncurrent	(66,143)	(137,081)
Net amount recognized	$(66,675)	$(137,599)

Key assumptions at end of period (%)
Discount rate	5.04	4.15

The amounts in accumulated other comprehensive income on the Consolidated Balance Sheet, net, that have not been recognized as components of net periodic benefit cost at December 28, 2013 and December 29, 2012, are as follows (dollars in thousands):

	2013	2012
Prior service cost	$1,656	$2,142

The amount in accumulated other comprehensive income that is expected to be recognized as components of net periodic benefit cost over the next year is as follows (dollars in thousands):

Prior service cost	$ 486

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic pension cost include the following (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 28,	December 29,	December 31,
Pension Benefits	2013	2012	2011
Net periodic benefit cost
Service cost	$5,149	$3,907	$3,995
Interest cost	18,513	19,468	19,874
Expected return on plan assets	(24,133)	(21,770)	(21,687)
Amortization of
Prior service cost	486	486	486
Mark-to-market adjustment	(57,465)	35,696	52,950
Net periodic benefit (gain) cost	$(57,450)	$37,787	$55,618
Key assumptions (%)
Discount rate	4.15	5.00	5.75
Expected return on plan assets	7.75	8.00	8.25
Rate of compensation increase	NA	NA	NA

Expected future benefit payments are as follows (dollars in thousands):

2014	$20,706
2015	21,968
2016	23,146
2017	24,206
2018	25,167
2019 thru 2023	139,242
$254,435

As of the 2013 and 2012 measurement dates, the approximate asset allocations by asset category for the Company’s pension plan were as follows:

	December 28, 2013	December 29, 2012
U.S. Equity	26%	38%
International Equity	7	15
Private Equity	2	2
Emerging Market Equity	7	10
Fixed Income	54	30
Real Estate	4	5
Total	100%	100%

The Company’s Benefits Finance Committee (the “Committee”) is, among other things, charged with monitoring investment performance. The Committee periodically reviews fund performance and asset allocations. The plan trustee makes changes as necessary to realign the asset mix with the target allocations. The Committee has an investment policy for the pension plan assets that establishes target asset allocations by asset class, as follows:

Total U.S. Equity (including private equity)	28%
Total International Equity	14%
Real Estate	4%
Bonds	54%

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The investment policy objectives adopted by the Committee are designed to (a) provide benefit security to plan participants, (b) support accounting policy and funding goals, (c) maintain a target funded ratio to avoid adverse outcomes, and (d) promote stability and growth in funded status. The Committee is assisted by an investment advisor in managing the fund investments and establishing asset allocations and long-term return expectations. The investment advisor develops and maintains long-term return, risk and correlation expectations for a broad array of capital markets which the Committee uses in its monitoring activity.

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company selected 6.75% at year-end 2013 and 7.75% at year-end 2012 as its long-term rate of return on assets assumptions.

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of December 28, 2013, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 20 bonds, the Company selected a discount rate of 5.04% for 2013 and 4.15% for 2012 to value year-end liabilities for the pension plans.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the assets within the pension plan as of December 28, 2013 and December 29, 2012 are as follows (dollars in thousands):

		Fair Value Measurements at December 28, 2013
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$2,121			$2,121

Public equity
U.S.	(a)		87,923		87,923
International	(a)		24,753		24,753
Emerging markets	(b)		24,259		24,259

Private equity	(c)			5,236	5,236

Fixed income
Government	(d)		19,332		19,332
Corporate bonds	(d)		149,881		149,881
Other Fixed Income	(d)		17,195		17,195

Real estate	(e)			14,086	14,086
		$2,121	$323,343	$19,322	$344,786

		Fair Value Measurements at December 29, 2012
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$1,597			$1,597

Public equity
U.S.	(a)		119,414		119,414
International	(a)		48,090		48,090
Emerging markets	(b)		32,883		32,883

Private equity	(c)			6,072	6,072

Fixed income
Corporate bonds	(d)		91,529		91,529

Real estate	(e)			13,238	13,238
		$1,597	$291,916	$19,310	$312,823

(a) U.S. and international equity investments include investments in commingled funds that invest primarily in publicly-traded equities. Equity investments are diversified across U.S. and non-U.S. stocks and are divided by investment style and market capitalization.

(b) Emerging markets equity investments include investments in commingled funds that invest primarily in publicly-traded

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

equities. Equity investments are diversified across non-U.S. stocks and are divided by country, investment style and market capitalization.

(c) Private equity assets consist primarily of investments in limited partnerships that invest in individual companies in the form of non-public equity or non-public debt positions. The plan’s private equity investments are limited to 5% of the total limited partnership and the maximum allowable loss cannot exceed the commitment amount.

(d) Fixed income securities include investments in commingled funds that invest in a diversified blend of investment grade fixed income securities.

(e) Investment in real estate is designed to provide stable income returns and added diversification based upon the historical low correlation between real estate and equity or fixed income investments. The plan’s real estate assets consist of a commingled fund that invests in a diversified portfolio of direct real estate investments.

Description of Fair Value Measurements

Level 1 – Quoted, active market prices for identical assets or liabilities. Foreign and domestic common stocks are exchange-traded and are valued at the closing price reported by the respective exchanges on the day of valuation. Share prices of the funds, referred to as a fund's Net Asset Value (“NAV”), are calculated daily based on the closing market prices and accruals of securities in the fund's total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual funds, collective trust funds and funds for employee benefit trust shares occur by contract at the respective fund’s redemption date NAV.

Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets and model-derived valuations in which all significant inputs are observable in active markets. The pension plan’s Level 2 investments include foreign and domestic common stocks, mutual funds, collective trust funds and funds for employee benefit trust. The NAVs of the funds are calculated monthly based on the closing market prices and accruals of securities in the fund's total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual funds, collective trust fund and funds for employee benefit trust shares occur by contract at the respective fund’s redemption date NAV.

Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. The pension plan’s Level 3 assets are primarily investment funds which invest in underlying groups of investment funds or other pooled investment vehicles that are selected by the respective funds’ investment managers. The investment funds and the underlying investments held by these investment funds are valued at fair value. In determining the fair value of these assets, management takes into account the estimated NAV of the underlying funds, as well as any other considerations that may increase or decrease such estimated value.

While the Company believes its valuation methods for plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions, particularly as applied to Level 3 assets described below, could have a material effect on the computation of their estimated fair values.

	Changes in Fair Value Using
	Significant Unobservable Inputs (Level 3)
	Private	Real
	Equities	Estate	Total
Balance, December 31, 2011	$6,475	$12,311	$18,786

Realized gains/(losses)	499	(137)	362
Unrealized (losses) gains	(85)	716	631
Return of capital	(913)	(404)	(1,317)
Income	96	752	848
Balance, December 29, 2012	6,072	13,238	19,310
Realized gains/(losses)	258	(282)	(24)
Unrealized gains	103	874	977
Return of capital	(1,231)	(822)	(2,053)
Income	34	1,078	1,112
Balance, December 28, 2013	$5,236	$14,086	$19,322

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company expects to contribute approximately $18.0 million to its funded pension plan in 2014. The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan covering salaried employees are based on years of service and the employees’ compensation during employment. At December 28, 2013, the accumulated benefit obligation for the defined benefit plans was approximately $411.5 million. At December 29, 2012, the accumulated benefit obligation for the defined benefit plans was approximately $450.4 million.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton represented manufacturing employees, where the collective bargaining agreement expired April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. The Company’s contributions to this plan were $1.3 million in 2012 and $1.8 million in 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees at the Kansas City, Kansas distribution center and West Carrollton, Ohio plant, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. This resulted in a full withdrawal from the multi-employer plan, for which, the Company recorded a $7.0 million expense in third quarter 2012 representing its estimated cost to satisfy its complete withdrawal liability under the terms of the plan’s trust agreement. This was in addition to the $18.0 million partial withdrawal liability recorded during first quarter 2012 due to the workforce reduction at the West Carrollton, Ohio plant resulting from the cessation of papermaking activities. The estimated obligation for the complete withdrawal liability was derived from available information, including but not limited to collective bargaining agreements, plan trust agreements, participation agreements, ERISA statutes, regulations and rulings, discussions with the plan trustee, and discussions with legal counsel. Therefore, the Company has recorded a $25 million liability as its best estimate of the amount to satisfy the withdrawal liability, with a payment period extending up to 20 years, discounted in accordance with ASC Section 450-20-S99-1.

A deferred compensation plan, named the Executive Nonqualified “Excess” Plan of Appvion, Inc., effective on February 1, 2006, was established for highly-compensated employees, including all directors and executive officers. Salaried employees, with base salaries of $100,000 and over, are eligible to participate in the plan. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the IRS limits the ability of highly-compensated employees to participate under tax-qualified plans. This plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings. Participants in the plan may choose to have deferrals increased or decreased based on the performance of a selection of mutual funds. No assets are actually set aside to fund the Company’s obligation under this plan. The non-employee directors are also allowed to participate in this plan. For the years ended December 28, 2013 and December 29, 2012, $3.9 million and $2.2 million was recorded in other long-term assets, respectively. In addition, for the years ended December 28, 2013 and December 29, 2012, $3.9 million and $2.2 million was recorded in other long-term liabilities, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has defined postretirement benefit plans that provide medical, dental and life insurance for certain retirees and eligible dependents.

The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is as follows (dollars in thousands):

Other Postretirement Benefits	2013	2012
Change in benefit obligation
Benefit obligation at beginning of period	$41,688	$44,829
Service cost	352	374
Interest cost	1,434	1,879
Plan amendments	(62)	(1,026)
Actuarial gain	(8,220)	(2,130)
Benefits and expenses paid	(1,950)	(2,238)
Benefit obligation at end of period	$33,242	$41,688

Funded status of plans
Funded status at end of period	$(33,242)	$(41,688)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(2,637)	$(3,248)
Accrued benefit liability-noncurrent	(30,605)	(38,440)
Net amount recognized	$(33,242)	$(41,688)

Key assumptions at end of period
Discount rate	4.50%	3.71%
Valuation year medical trend	6.50%	7.00%
Ultimate medical trend	5.00%	5.00%
Year ultimate medical trend reached	2016	2016

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of December 28, 2013, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 25 bonds, the Company selected a discount rate of 4.50% for the postretirement benefit plan.

The December 28, 2013, accumulated postretirement benefit obligation (“APBO”) was determined using assumed medical care cost trend rates of 6.50%, decreasing one half percent each year to an ultimate rate of 5% in 2016. The December 29, 2012, APBO was determined using assumed medical care cost trend rates of 7.0%, decreasing one half percent each year to an ultimate rate of 5% in 2016.

The amount in accumulated other comprehensive income in the Consolidated Balance Sheet, that has not been recognized as a component of net periodic benefit cost at December 28, 2013 and December 29, 2012, is as follows (dollars in thousands):

	2013	2012
Prior service credit	$6,598	$8,595

The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost over the next year is shown below (dollars in thousands):

Amortization of prior service credit	$1,206

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As the result of a new labor agreement ratified in September 2012, represented manufacturing employees in West Carrollton, Ohio, will not be eligible for post-Medicare retiree health plan coverage if they retire after March 31, 2014. This change resulted in an estimated reduction to the year-end 2012 benefit obligation of $1.1 million.

Due to a significant reduction in the represented manufacturing workforce, resulting from the ceasing of papermaking operations at the West Carrollton, Ohio facility, the Company recorded a curtailment gain of $3.7 million in second quarter 2012. This curtailment also called for the plan to be remeasured as of the date of the event triggering the curtailment, using assumptions appropriate to that date. The plan’s cost was remeasured as of May 31, 2012, using a discount rate of 4.21%.

The components of other postretirement benefit gain include the following (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
Other Postretirement Benefits	December 28, 2013	December 29, 2012	December 31, 2011
Net periodic benefit gain
Service cost	$352	$374	$498
Interest cost	1,434	1,879	2,511
Amortization of prior service credit	(2,059)	(2,599)	(2,668)
Mark-to-market adjustment	(8,220)	(2,130)	(1,867)
Curtailment gain	-	(3,726)	-

Net periodic benefit gain	$(8,493)	$(6,202)	$(1,526)

The key assumptions used in the measurement of the Company’s net periodic benefit gain are shown in the following table:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011

Discount rate	3.71%	4.64%	5.47%
Valuation year medical trend	7.00%	7.50%	8.00%
Ultimate medical trend	5.00%	5.00%	5.00%
Year ultimate medical trend reached	2017	2017	2017

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$21	$(22)
Effect on accumulated plan benefit obligation	505	(481)

Expected postretirement benefit payments for each of the next five years, and the aggregate from 2019 through 2023, are as follows (dollars in thousands):

2014	$2,637
2015	2,708
2016	2,768
2017	2,809
2018	2,803
2019 thru 2023	13,571
$27,296

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appvion, Inc. Long-Term Incentive Plan (“LTIP”). Effective January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU"). Both plans utilize phantom units. The value of a unit in the LTIP is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. All units granted under the LTIP may be exercised after three full years. Units expire ten years after the grant date. The value of a unit in the RSU is based on the value of PDC common stock, as determined by the ESOP trustee. All RSUs vest three years after the award date and are paid at vesting. The cash payment upon vesting is equal to the value of one share of PDC common stock at the most recent valuation date times the number of units granted. RSU units can be deferred to the Non-Qualified Excess Plan if the recipient so elects shortly after the units have been granted. All units under both the LTIP and RSU plans will vest immediately, and cash payment will be made, upon a change in control as defined in the plans.  At year-end 2013, the fair market value of one share of PDC common stock is $16.25.

The Compensation Committee of the board establishes the number of units granted each year under these plans in accordance with the Compensation Committee’s stated goals and policies. The Compensation Committee has the discretion to use either, or both, plan(s) as appropriate to attract, motivate and retain key management employees while managing the expense to the Company. During 2013, 194,100 additional units were granted under the LTIP plan and 114,925 additional units were granted under the RSU plan. During 2012, 283,000 additional units were granted under the LTIP plan and 116,500 additional units were granted under the RSU plan. During 2011, all units, totaling 770,500 units, were granted under the LTIP. Units are valued using the most recent PDC stock price as determined by the semi-annual ESOP valuation as of June 30 and December 31.

Approximately $0.1 million, $1.6 million and $0.5 million of expense, related to the LTIP plan, was recorded during 2013, 2012 and 2011, respectively within selling, general and administrative expenses. Based on the Company’s common stock price as of the end of December 2013, the Company had $0.1 million of unrecognized compensation expense related to nonvested phantom units granted under the plans. Since the inception of the plan, 3,851,270 phantom units have been granted, 1,416,360 phantom units have been forfeited and 421,410 phantom units have been exercised, leaving an outstanding balance of 2,013,500 phantom units at December 28, 2013. A summary of 2011 - 2013 activity within the LTIP plan is as follows:

			Weighted	Aggregate
	Weighted		Average	Intrinsic Value
	Average Grant		Remaining	Value
	Grant	Grant	Contractual	(dollars in
	Unit Price	Units	Life (Years)	thousands)
Outstanding, January 1, 2011	$27.73	1,398,773
Granted	12.87	770,500
Exercised	10.00	(5,540)
Forfeited or expired	24.14	(172,666)
Outstanding, December 31, 2011	$22.34	1,991,067	6.6	$-
Exercisable, December 31, 2011	$27.87	1,251,067	5.3	$-

Outstanding, December 31, 2011	$22.34	1,991,067
Granted	15.02	283,000
Forfeited or expired	20.12	(251,617)
Outstanding, December 29, 2012	$21.59	2,022,450	6.1	$-
Exercisable, December 29, 2012	$27.77	1,145,950	4.4	$-

Outstanding, December 29, 2012	$21.59	2,022,450
Granted	17.56	194,100
Forfeited or expired	24.40	(203,050)
Outstanding, December 28, 2013	$20.92	2,013,500	5.6	$2,302
Exercisable, December 28, 2013	$22.30	1,564,900	4.8	$1,976

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2011, 5,540 phantom units were exercised with a minimal appreciation value. During 2012 and 2013, no phantom units were exercised. As of December 28, 2013, a liability of approximately $2.2 million was included in the Consolidated Balance Sheet, of which, $2.0 million was classified as short-term and represents 579,500 vested units with appreciated value. The remaining $0.2 million was classified as long-term and represents 255,500 unvested units with appreciated value.

Approximately $1.0 million, $1.5 million and $1.1 million of expense, related to the RSU plan, was recorded during 2013, 2012 and 2011, respectively. Since the inception of the plan, 444,425 units have been granted, 66,800 units have been forfeited and 161,500 units became fully vested and were paid, leaving an outstanding balance of 216,125 units at December 28, 2013. On January 2, 2013, 160,000 RSU units became fully vested and exercisable. In accordance with the plan, payment for these RSU’s was made on February 22, 2013. In addition, on July 2, 2013, 1,500 RSU units became fully vested and exercisable. Payment for these RSU’s was made on August 9, 2013. A summary of 2011 – 2013 activity within the RSU plan is as follows:

	Weighted		Weighted Average		Aggregate
	Average Grant		Remaining		Intrinsic Value
	Grant	Grant	Contractual		(dollars in
	Unit Price	Units	Life (Years)		thousands)
Outstanding, January 1, 2011	$13.26	205,500
Forfeited or expired	13.32	(10,500)
Outstanding, December 31, 2011	$13.25	195,000	2.0	1.0	$343

Outstanding, December 31, 2011	$13.25	195,000
Granted	15.02	116,500
Forfeited or expired	13.63	(42,500)
Outstanding, December 29, 2012	$13.96	269,000		0.8	$2,834

Outstanding, December 29, 2012	$13.96	269,000
Granted	17.58	114,925
Exercised	13.25	(161,500)
Forfeited or expired	15.53	(6,300)
Outstanding, December 28, 2013	$16.37	216,125		1.6	$3,512

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. During 2013, expense for this plan was approximately $0.2 million. During 2012, expense for this plan was approximately $0.3 million. During 2011, expense for this plan was approximately $0.3 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.      COMMITMENTS AND CONTINGENCIES

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

In January 2008, NCR and Appvion filed a lawsuit in federal court against various defendants, including PRPs and certain municipalities, to require contribution to the cost of remediating the Lower Fox River.  In December 2009, the court granted the defendants’ motion for summary judgment dismissing the claim.  The court also dismissed the counterclaims filed by the various defendants. NCR and Appvion have appealed the dismissal of the claims and the defendants have appealed the dismissal of the counterclaims.

The rulings do not affect Appvion’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appvion’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appvion and BAT have joint and several liability under the Arbitration for certain costs relating to the Lower Fox River and other potential future sites. Appvion has initiated the dispute resolution procedures outlined in the 1998 agreement and arbitration is scheduled to commence in March 2014. Issues in dispute include the scope of Appvion’s liability under the agreement, if any, as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). The current carrying amount of Appvion’s liability under the Arbitration is $59.3 million, which represents Appvion’s best estimate of potential amounts to be paid. On June 8, 2012, BAT served AWA with a claim filed in a United Kingdom court, seeking a declaration that BAT is indemnified by AWA from and against any losses relating to the Lower Fox River. On June 26, 2012, BAT served Appvion with the same claim, seeking a declaration that BAT is indemnified by Appvion. On February 10, 2014, Appvion filed a defense and counterclaim against BAT seeking a declaration that BAT is required to reimburse Appvion for damages in excess of $100 million representing BAT’s share of past liability costs paid by Appvion and that BAT is ordered to pay its share of future liability costs.

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

The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appvion has recorded a $59.3 million environmental indemnification receivable as of December 28, 2013.

Estimates of Liability. The accrued Arbitration liability is derived from available information, including consideration of uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage (“NRD”) assessments, the evolving nature of remediation and restoration technologies and governmental policies, NCR’s share of liability relative to other PRPs and the extent of BAT’s performance under the Arbitration. Appvion believes NCR has paid more than its estimated share of the liability based on the assumptions below. Based on the analysis of available information, it is reasonably possible that the Company’s costs to satisfy its Arbitration liability, when ultimately settled, could range from $6 million to $300 million, with a payment period extending beyond ten years. The Company has recorded a liability of $59.3 million at December 28, 2013, which is its best estimate of the probable loss within this range.

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

The following assumptions were used in evaluating Appvion’s Arbitration liability:

"	As of December 31, 2013, NCR has recorded an estimated liability of $112 million representing its portion of defense and liability costs with respect to the Lower Fox River;

"	Technical analyses contending that discharges from NCR’s former assets represent 8% to 10% of the total PCBs discharged by the PRPs;

"	Appvion’s and BAT’s joint and several responsibility for over half of the claims asserted against NCR, based on the Arbitration and the Dispute Resolution;

"

Based on legal analyses and ongoing reviews of publicly-available financial information, Appvion believes that other PRPs will be required, and have adequate financial resources, to pay their respective shares of the remediation and NRD claims for the Lower Fox River; and

"	Legal fees and other expenses.

Appvion believes its recorded liability reflects its best estimate of potential payments under the Arbitration. While it is reasonably possible that Appvion may be responsible for payments in excess of the recorded liability under the Arbitration, additional payments are not deemed probable because ongoing litigation, continuing negotiation, and the Dispute Resolution process could significantly affect Appvion’s future obligation under the Arbitration.

AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities and other potential future sites.

Under the indemnification agreements, Appvion is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appvion paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. As of December 28, 2013, AWA has paid $279.2 million in connection with Fox River Liabilities. At December 28, 2013, PDC’s total indemnification receivable from AWA was $59.3 million, all of which is recorded in other current assets.

In March 2008, Appvion received favorable jury verdicts in a state court declaratory judgment relating to insurance coverage of its environmental claims involving the Fox River. A final judgment and order was entered in January 2009 and upheld by the Wisconsin Court of Appeals in June 2010. Settlements have been negotiated between the insurers and Appvion. Under the terms of the indemnification agreement, recoveries from insurance are reimbursed to AWA to the extent of its indemnification obligation. During 2010, Appvion recorded an $8.9 million receivable, representing settlements to be received in excess of amounts reimbursable to AWA, in the Consolidated Balance Sheet as of January 1, 2011. During 2011, Appvion received $6.2 million of these funds. During third quarter 2012, an additional environmental expense insurance recovery of $2.2 million was recorded as a separate line item within operating loss on the Consolidated Statement of Comprehensive Income (Loss) and all remaining funds were received by Appvion in 2012.

The indemnification agreements negotiated with AWA are designed to ensure that Appvion will not be required to fund any of the indemnified costs and expenses in relation to the Fox River Liabilities. This arrangement is working as designed. However, based on Appvion’s review of the financial condition of AWA and estimates of Appvion’s potential liability, Appvion’s ultimate liability pursuant to the Arbitration could prove to be significantly larger than the current carrying amount. In that instance, the ultimate liability would likely exceed the financial capability of AWA. In the event Appvion is unable to secure payment from AWA or its former parent companies, Appvion would be liable for potential amounts determined pursuant to the Arbitration and these amounts may be material to Appvion.

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

Litigation Settlements

During first quarter 2011, the Company resolved litigation initiated by a supplier over contract terms and recorded a charge to income of $3.1 million, including legal fees. Prior to resolution, the Company had assessed the potential for liability as less than reasonably possible. However, during a court-ordered pre-trial mediation, the parties were able to resolve the litigation to the satisfaction of both parties.

During third quarter 2011, the Company received payment of $23.2 million of damages, including interest and net of related fees and litigation expenses. This was the result of a favorable jury trial verdict, received in 2009, related to litigation commenced by the Company against Andritz BMB AG and Andritz, Inc. During the time that followed, the defendants’ attempts to overturn the verdict were unsuccessful. In March 2011, the Wisconsin Court of Appeals issued a decision unanimously affirming the final judgment. On September 1, 2011, the Wisconsin Supreme Court denied the defendants’ petition seeking further review of the matter. This income was recorded in the other expense (income) section of the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2011.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.      CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cash paid during the period for:
Interest	$48,253	$55,904	$57,377
Income taxes	330	377	442

Cash received during the period for:
Income tax refunds	$90	$644	$19

19.      CONCENTRATIONS OF CREDIT AND OTHER RISKS

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of temporary cash investments that exceed the maximum federally insured limits and trade receivables. The Company places its temporary cash investments with high quality financial funds that, by policy, limit their exposure to any one financial security.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company’s two largest customers each represented approximately 8% and 7% of net sales in both 2012 and 2013 and 7% and 6% of net sales in 2011.

The five largest customers in the carbonless papers segment accounted for approximately 39% of carbonless papers net sales in 2013, 33% of carbonless papers net sales in 2012 and 32% of carbonless papers net sales in 2011. The five largest customers in the thermal papers segment accounted for approximately 39% of thermal papers net sales in 2013, 40% of thermal papers net sales in 2012 and 47% of thermal papers net sales in 2011. The largest external customer in the Encapsys segment accounted for approximately 57% of Encapsys net sales (which include internal sales to the Company’s carbonless papers segment) in 2013, 58% in 2012 and 59% in 2011.

          Base stock is a key raw material in the Company’s business. In 2013, the Company purchased approximately $235 million of base stock from external suppliers. Approximately $45 million of this base stock was purchased for the production of carbonless products with approximately 98% purchased from one external supplier. The Company purchased approximately $190 million of base stock for the production of thermal products with approximately 62% purchased from a single external supplier. In 2012, the Company purchased approximately $195 million of base stock from external suppliers. Approximately $39 million of this base stock was purchased for the production of carbonless products with approximately 89% purchased from one external supplier. The Company purchased approximately $156 million of base stock for the production of thermal products with approximately 61% purchased from a single external supplier. In 2011, the Company purchased approximately $114 million of base stock from external suppliers. Approximately $17 million of this base stock was purchased for the production of carbonless products with approximately 86% purchased from one external supplier. The Company purchased approximately $95 million of base stock for the production of thermal products with approximately 50% purchased from a single external supplier.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.      EMPLOYEE STOCK OWNERSHIP PLAN

The KSOP includes a separate ESOP component. The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature, which provides participants with the ability to make pre-tax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP is a tax-qualified employee stock ownership plan that is designed to invest primarily in the common stock of PDC.

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election in 2001 to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $106.8 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax payroll deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. Matching contributions charged to expense amounted to $2.6 million in 2013, $3.0 million in 2012 and $2.7 million in 2011.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the credit agreement, as amended, providing for the first lien term loan and revolving credit facility, as well as the indenture governing the new secured second lien notes restrict Appvion’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may conflict with the terms of these debt agreements. During 2013, 2012 and 2011, the Company exercised its right to satisfy requests for distributions to former participants using five equal annual installments.

In 2013, the ESOP trustee purchased 171,569 shares of PDC redeemable common stock for an aggregate price of $2.9 million from pre-tax payroll deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. Matching contributions over this same period resulted in an additional 154,916 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications, employee terminations and employee loan requests, 927,491 shares of PDC redeemable common stock were repurchased during 2013 at an aggregate price of $16.4 million

In 2012, the ESOP trustee purchased 184,444 shares of PDC redeemable common stock for an aggregate price of $2.9 million from pre-tax payroll deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. Matching contributions over this same period resulted in an additional 194,122 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications, employee terminations and employee loan requests, 861,256 shares of PDC redeemable common stock were repurchased during 2012 at an aggregate price of $14.1 million.

In 2011, the ESOP trustee purchased 213,502 shares of PDC redeemable common stock for an aggregate price of $2.9 million from pre-tax payroll deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. Matching contributions over this same period resulted in an additional 202,715 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications, employee terminations and employee loan requests, 916,621 shares of PDC redeemable common stock were repurchased during 2011 at an aggregate price of $12.4 million.

In accordance with the ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period end. Redeemable common stock is being accreted up to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of December 28, 2013. The earliest redemption date, as mandated by federal law, occurs when the holder reaches 55 years of age and has 10 years of participation in the KSOP. At that point, the holder has the right to make diversification elections for a period of six years. For several semi-annual periods prior to year-end 2010, stock valuations resulted in decreases to the stock price. The impact of these past reductions, as well as a decrease in the year-end 2013 share price, caused the Company to reduce redeemable common stock accretion by $7.5 million for the year ended December 28, 2013. The year-end 2013 share price was $16.25. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $132 million has been determined. The redeemable common stock recorded book value as of December 28, 2013, was $63 million. Since the inception of the ESOP, approximately $27 million of accretion has been recorded. The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by Reliance Trust Company, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. Until the independent valuation is received, the fair

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value of the stock is estimated by management. The interim estimates as of the first and third quarter of each year may differ from the values determined by the appraiser as of June 30 and December 31. Adjustments, if any, as of the first quarter and third quarter of each year, will be recorded when the independent valuation is received. The accretion is being charged to retained earnings as redeemable common stock is the only class of shares outstanding.

21.      UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for 2013 includes the following (dollars in thousands):

	For the Three	For the Three	For the Three	For the Three	For the Year
	Months Ended	Months Ended	Months Ended	Months Ended	Ended
	March 31, 2013	June 30, 2013	September 29, 2013	December 28, 2013	December 28, 2013
Net sales	$210,834	$201,500	$202,870	$192,282	$807,486
Gross profit	48,238	52,783	48,584	90,095	239,700
Operating income	17,882	20,439	18,725	75,726	132,772
Net income (loss)	$2,143	$(18,895)	$6,463	$27,564	$17,275

Appvion completed two voluntary refinancings during 2013, one in second quarter and one in fourth quarter. As a result, $59.7 million of debt extinguishment expense was recorded during the year and included premiums paid in conjunction with the note redemptions as well as the write-off of unamortized deferred debt issuance costs and original issue discount. Of this amount, $24.8 million was recorded in second quarter, $0.3 million was recorded in third quarter and $34.6 million was recorded in fourth quarter. Also during fourth quarter 2013, the Company recorded a mark-to-market gain for pension and other postretirement benefit plans of $61.9 million.

During third quarter 2013, the Company recorded an out-of-period adjustment related to the correction of a $1.5 million overstatement of accounts payable related to prior periods, which had the effect of increasing third quarter 2013 operating income. The Company does not believe the correction of this error is material to its financial statements for any prior periods or the quarter ended September 29, 2013.

Unaudited quarterly financial data for 2012 includes the following (dollars in thousands):

	For the Three	For the Three	For the Three	For the Three	For the Year
	Months Ended	Months Ended	Months Ended	Months Ended	Ended
	April 1, 2012	July 1, 2012	September 30, 2012	December 29, 2012	December 29, 2012
Net sales	$219,630	$213,901	$210,744	$205,481	$849,756
Gross profit	9,455	12,644	44,788	23,994	90,881
Operating (loss) income	(49,981)	(30,568)	14,542	(22,474)	(88,481)
Net (loss) income	$(64,886)	$(46,950)	$516	$(37,131)	$(148,451)

During the year ended December 29, 2012, the Company recorded $106.0 million in restructuring expense and other costs related to the ceasing of papermaking operations in West Carrollton, Ohio. See Note 3, Restructuring and Other Related Costs. Of this amount, $35.9 million, $38.0 million, $0.9 million and $2.6 million was included in cost of sales in first quarter, second quarter, third quarter and fourth quarter, respectively. Restructuring expense of $25.4 million, $1.1 million, $0.7 million and $1.4 million was also included in operating (loss) income for each of the consecutive four quarters, respectively. Also during each of the 2012 consecutive quarters, $0.4 million, $6.5 million, $0.3 million and $0.3 million of expense was recorded related to the discontinued business combination transaction.

Third quarter 2012 gross profit was reduced by a $6.8 million settlement charge relating to the full withdrawal from a multi-employer pension plan. Third quarter 2012 operating income includes $2.2 million of environmental expense insurance recovery. During fourth quarter 2012, the Company recorded a mark-to-market adjustment for pension and other postretirement benefit plans of $32.3 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: Encapsys, thermal papers and carbonless papers. The accounting policies applicable to these reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest income, interest expense, debt extinguishment expense, foreign exchange loss (gain), recovery from litigation settlement and other expense (income).

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for new markets, external partners and for the Company’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. The Company helped NCR produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, the Company researchers have developed the art and science of microencapsulation and are working with potential partners in industries as diverse as agriculture, building and construction, paper, textiles, personal and household care, and oil and gas. The Encapsys segment leverages the Company’s extensive technical knowledge and experience with microencapsulation to create and sell new products. The Encapsys segment also uses an open innovation process with partner customers to develop successful technical solutions for those companies.

The thermal papers segment develops and produces substrates for the transaction and item identification markets. Thermal paper is used in four principal end markets: (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tag and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts. Point-of-sale products are sold to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers. Label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts.

The carbonless papers segment includes carbonless, security and other specialty paper products. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. The Company produces coated products for design and print applications and offers custom coating solutions. Carbonless products are sold to converters, printers and merchant distributors who stock and sell carbonless paper to printers. The Company also produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales
Carbonless papers	$351,417	$406,845	$453,007
Thermal papers	421,276	411,699	370,832
	772,693	818,544	823,839
Encapsys	52,300	50,969	54,733
Intersegment (A)	(17,507)	(19,757)	(21,243)
Total	$807,486	$849,756	$857,329
Operating income (loss)
Carbonless papers	$76,330	$(42,172)	$(4,215)
Thermal papers	51,879	(34,229)	555
	128,209	(76,401)	(3,660)
Encapsys	16,178	10,491	10,805
Unallocated corporate charges	(8,972)	(19,632)	(13,296)
Intersegment (A)	(2,643)	(2,939)	(3,280)
Total	$132,772	$(88,481)	$(9,431)
Depreciation and amortization (B)
Carbonless papers	$15,092	$54,473	$26,114
Thermal papers	12,983	42,946	18,454
	28,075	97,419	44,568
Encapsys	1,879	2,816	3,898
Unallocated corporate charges	107	61	150
Total	$30,061	$100,296	$48,616

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to microencapsulated products provided internally for the production of carbonless papers.
(B)	Depreciation and amortization are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

During fourth quarter 2013, the Company recorded a mark-to-market gain of $61.9 million related to its retiree benefit plans. This gain was allocated as follows: $37.3 million to carbonless papers, $20.5 million to thermal papers, $3.2 million to Encapsys and $0.9 million to unallocated corporate charges. During fourth quarter 2012, the Company recorded a mark-to-market loss of $32.3 million related to its retiree benefit plans. This loss was allocated as follows: $18.6 million to carbonless papers, $11.3 million to thermal papers, $0.6 million to Encapsys and $1.8 million to unallocated corporate charges.

During the year ended December 29, 2012, the Company recorded $106.0 million in restructuring expense and other costs related to the ceasing of papermaking operations at the West Carrollton, Ohio facility (see Note 3, Restructuring and Other Related Costs). The 2012 operating losses of the carbonless papers and thermal papers segments included $58.3 million and $47.7 million, respectively. A $6.8 million settlement charge relating to the full withdrawal from a multi-employer pension plan was also recorded in the 2012 thermal papers segment. Unallocated corporate charges for the year included $7.5 million of transaction costs for a discontinued business combination that was to take place during third quarter 2012. Also during 2012, a charge of $2.2 million of environmental expense insurance recovery was recorded.

Of the $106.0 million of restructuring and other related charges recorded during 2012, $64.7 million was accelerated depreciation of the decommissioned papermaking assets. The carbonless papers segment was charged with $35.6 million of this accelerated depreciation and the thermal papers segment was charged with $29.1 million.

During the year ended December 31, 2011, the Company recorded a $3.1 million litigation settlement within unallocated corporate charges.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenues from sales in the U.S. were $593.6 million in 2013, $577.3 million in 2012 and $576.7 million in 2011. Revenues from sales to customers in foreign countries were $213.8 million in 2013, $272.5 million in 2012 and $280.6 million in 2011. Substantially all long-lived assets were located in the U.S. as of December 28, 2013, December 29, 2012, and December 31, 2011.

23.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the year ended December 28, 2013 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 29, 2012	$6,453	$(1,131)	$5,322

Other comprehensive loss before reclassifications	—	(1,207)	(1,207)
Amounts reclassified from accumulated other
comprehensive income	(1,511)	1,209	(302)
Net other comprehensive (loss) income	(1,511)	2	(1,509)
Balance, December 28, 2013	$4,942	$(1,129)	$3,813

The changes in accumulated other comprehensive income by component for the year ended December 29, 2012 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 31, 2011	$11,265	$1,759	$13,024

Other comprehensive loss before reclassifications	—	(1,015)	(1,015)
Amounts reclassified from accumulated other
comprehensive income	(4,812)	(1,875)	(6,687)
Net other comprehensive loss	(4,812)	(2,890)	(7,702)
Balance, December 29, 2012	$6,453	$(1,131)	$5,322

All amounts presented are net of tax.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Details about these reclassifications are as follows (dollars in thousands):

	Amounts Reclassified from
	Accumulated Other Comprehensive Income
					Affected Line Item
					in Consolidated
					Statements of
Details about Accumulated	For the	For the	For the		Comprehensive
Other Comprehensive	Year Ended	Year Ended	Year Ended		Income
Income Components	December 28, 2013	December 29, 2012	December 31, 2011		(Loss)

Changes in retiree plans
Amortization of prior service credit	$1,511	$4,812	$(433)	(a)

Hedging activities
Foreign exchange contracts	$(1,012)	$3,056	$(437)		Net sales
Commodity contracts	(197)	(1,181)	—		Cost of sales
	$(1,209)	$1,875	$(437)

Total reclassifications for the period	$302	$6,687	$(870)

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14, Employee Benefits, and Note 15, Postretirement Benefit Plans other than Pensions.

All amounts presented are net of tax.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness, design and operation of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded its disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The registrant’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the registrant’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of its management, including the CEO and CFO, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 28, 2013. The assessment was based on criteria established in the framework Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 28, 2013.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information as of March 11, 2014, regarding the executive officers and directors of PDC and Appvion.

Name	Age	Position

Mark R. Richards	54	Chairman, President, Chief Executive Officer and a Director of PDC, and Chairman, President, Chief Executive Officer and a Director of Appvion

Stephen P. Carter	62	Director of PDC and Appvion

Terry M. Murphy	65	Director of PDC and Appvion

Andrew F. Reardon	68	Director of PDC and Appvion

Mark A. Suwyn	71	Director of PDC and Appvion

Kathi P. Seifert	64	Director of PDC and Appvion

George W. Wurtz	57	Director of PDC and Appvion

Kerry S. Arent	53	Senior Vice President Human Resources of Appvion

Matthew T. Denton	51	Senior Vice President and General Manager Carbonless of Appvion

Thomas J. Ferree	56	Senior Vice President Finance, Chief Financial Officer and Treasurer of PDC, and Senior Vice President Finance, Chief Financial Officer and Treasurer of Appvion

Jeffrey J. Fletcher	61	Vice President, Controller and Assistant Treasurer of PDC, and Vice President, Controller and Assistant Treasurer of Appvion

James R. Hillend	55	Vice President Thermal of Appvion

Tami L. Van Straten	42	Vice President, General Counsel and Secretary of PDC, and Vice President, General Counsel and Secretary of Appvion

Mark R. Richards. Mr. Richards has been Chief Executive Officer and President of Appvion since April 2005 and a Director and Chairman of Appvion since June 2005 and Chief Executive Officer, Chairman, Director and President of PDC since April 2005. Mr. Richards has also served as a director for Neenah Foundry Company since August 2010. Prior to joining the Company, Mr. Richards served as President of the Engineered Support Structures division of Valmont Industries, Inc. since 1999. Mr. Richards is a graduate of Northwestern University’s Kellogg Graduate School of Management where he earned a master’s degree in business administration with concentrations in marketing and finance in 1989. He earned a bachelor’s degree in packaging from Michigan State University in 1983. Mr. Richards' extensive business and management experience as division President of a global producer of engineered products and services, as well as his leadership experience in this position and as a director of a large North American supplier of municipal castings, and his graduate degree in business, led to the conclusion that he should serve as a director of PDC and Appvion.

Stephen P. Carter. Mr. Carter joined PDC and Appvion as a Director in July 2004. Mr. Carter is currently a principal in Ingenium Aerospace LLC, a consultant, a director of Blackhawk Bancorp., Inc., a publicly-held bank holding company and a director of Hollister, Incorporated, a privately-held medical device company. Mr. Carter has been a principal in Ingenium Aerospace LLC since March 2010, a director of Blackhawk Bancorp, Inc. since 2003, and a director of Hollister, Incorporated since 2009. Mr. Carter retired as the Executive Vice President, Chief Financial Officer and Treasurer for Woodward, Inc. in August 2005, a position he held since January 2003. Mr. Carter graduated with a bachelor’s degree from Brigham Young University in 1973 and is a CPA in Illinois. Mr. Carter's financial background as a certified public accountant, a consultant, a director of a bank holding company and as the former Executive Vice President, Chief Financial Officer and Treasurer for a large industrial company, as well as his leadership experience in these positions and as a director of a medical device company, led to the conclusion that he should serve as a director of PDC and Appvion.

Terry M. Murphy. Mr. Murphy joined PDC and Appvion as a Director in June 2007. Mr. Murphy is currently a director of Hagerty, LLC, a specialty insurance company, and has held this position since July 2010. Mr. Murphy is a member of the Board of Trustees of Carroll University located in Waukesha, Wisconsin, and has held this position since May 2007. Mr. Murphy was Executive Vice President and Chief Financial Officer of A.O. Smith from the time he joined the company in 2006 until his retirement on May 1, 2011. From 1999 to 2005, Mr. Murphy held various executive management positions at Quanex Corporation and in his last position at Quanex Corporation served as its Senior Vice President and Chief Financial Officer. Mr. Murphy earned a bachelor’s degree from the University of Wisconsin-LaCrosse in 1970 and a master’s degree in business administration from Marquette University in 1974. He also earned a Juris Doctor degree from Seton Hall University School of Law in 1980 and is a certified public accountant. Mr. Murphy's financial background as a certified public accountant, former Senior Vice President and Chief Financial Officer for a large building products manufacturing company, and former Executive Vice President and Chief Financial Officer for a large diversified manufacturing company, as well as his leadership experience as an executive and director, and his graduate degree in business and degree in law, led to the conclusion that he should serve as a director of PDC and Appvion.

Andrew F. Reardon. Mr. Reardon joined PDC and Appvion as a Director in June 2007. Mr. Reardon currently serves as a consultant to the law firm of Reardon & Chasar, L.P.A., located in Cincinnati, Ohio, which he co-founded in 2009. He is also a director of Canadian Pacific Railway Corporation, a position he has held since May 2013. Mr. Reardon retired in November 2008 as the Chairman and Chief Executive Officer of TTX Company, positions he held since June 1, 2008. Prior to June 1, 2008, he was the President and Chief Executive Officer of TTX Company, positions he held since 2001. He joined TTX in 1992 as Vice President of Human Resources and Labor Relations. He later served as Vice President of Law and Human Resources and was named President of the company in 2000. TTX is a large supplier of leased railcars in North America. Mr. Reardon earned a bachelor’s degree from the University of Notre Dame (English) in 1967 and a Juris Doctor degree from the University of Cincinnati in 1974. He also earned a L.L.M. degree in taxation from Washington University Law School in 1975. Mr. Reardon's business and legal experience as a principal in a law firm, consultant and former Chairman and Chief Executive Officer and Vice President of Law and Human Resources for a major North American railcar supply company, as well as his leadership experience in these positions and his graduate degree in tax law, led to the conclusion that he should serve as a director of PDC and Appvion.

Kathi P. Seifert. Ms. Seifert joined PDC and Appvion as a Director in July 2004. Ms. Seifert retired as Executive Vice President and Group President of Global Personal Care Products for Kimberly-Clark Corporation in June 2004, a position she held since 1999. Ms. Seifert is also currently a director of Eli Lilly and Company, Revlon Consumer Products Corporation and Lexmark, Inc. She has served as a director of Eli Lilly and Company since 1995 and as a director of Revlon Consumer Products Corporation and Lexmark, Inc. since 2006. Ms. Seifert served as a director of Supervalu, Inc. from 2006 until 2013. Ms. Seifert also serves on the Board of Directors for the Fox Cities Performing Arts Center, the Fox Cities Community Foundation, the Fox Cities Building for the Arts and New North. Ms. Seifert graduated with a bachelor’s degree from Valparaiso University in 1971. Ms. Seifert's business experience as the former Executive Vice President and division Group President of a global manufacturer of family and personal care products, and as a director of a global pharmaceutical company, cosmetics and personal care products company, grocery retailing company, and printing and imaging products manufacturing company, as well as her leadership experience in these positions, led to the conclusion that she should serve as a director of PDC and Appvion.

Mark A. Suwyn. Mr. Suwyn joined PDC and Appvion as a Director in July 2011. Mr. Suwyn is currently the President of Marsuw, LLC, a private investment and consulting company, and has held this position since March 2000. Mr. Suwyn is currently serving as Executive Chairman of Gourmet Express, a privately owned frozen food business, a position he has held since January 2012. Mr. Suwyn is also currently serving as Chairman of WorkplaceDynamics LLC, a privately owned employee survey firm, a position he has held since August 2013. Mr. Suwyn retired as Chairman of NewPage Corporation, a large coated paper producer in North America, in June 2010. He had previously served as Chairman and Chief Executive Officer of NewPage Corporation since May 2005. He served as a director of Ballard Power Systems, Inc. from 2003 to 2012, and as a director of Contech Construction Products Inc. from 2011 through 2012. Mr. Suwyn also served as Chairman and Chief Executive Officer of Louisiana-Pacific Corporation from January 1996 until November 2004. Prior to that, Mr. Suwyn held executive management positions with International Paper Company and spent 25 years with E.I. Du Pont where he directed marketing, acquisition and joint venture efforts. Mr. Suwyn earned a doctorate degree (Inorganic Chemistry) from Washington State University and bachelor’s degree (Chemistry) from Hope College, Holland, Michigan. Mr. Suwyn’s extensive business experience in the paper industry, experience as former Chairman and Chief Executive Officer for both a large coated paper producer and a leading manufacturer of building materials, as well as his leadership experience as an executive and director and his doctorate degree in chemistry, led to the conclusion that he should serve as a director of PDC and Appvion.

George W. Wurtz. Mr. Wurtz joined PDC and Appvion as a Director in July 2011. Mr. Wurtz is currently the President and Chief Executive Officer of Soundview Paper Company LLC,  Elmwood Park, New Jersey, a position he has held since April 2012. Soundview is a privately-held manufacturer of virgin and recycled tissue consumer products. From November 2006 until November 2011, Mr. Wurtz served as President and Chief Executive Officer of New WinCup Holdings, Stone Mountain, Georgia, a privately-held manufacturer and distributor of single-use cups, food service containers, lids and straws. Mr. Wurtz is currently a director of the State University of New York at Oswego (“SUNY Oswego”) Engineering Advisory Board and Mohawk Fine Papers, Inc. He has served as a director of the SUNY Oswego Engineering Advisory Board since 2009 and as a director of Mohawk Fine Papers, Inc. since January 2012. Mr. Wurtz retired as Executive Vice President of Georgia-Pacific Corporation in February 2006 after serving in several executive management positions including President of Paper, Bleached Board and Kraft Operations. Prior to joining Georgia-Pacific Corporation in October 2000, Mr. Wurtz was employed by James River Corporation/Fort James Corporation for 14 years and held executive management positions in operations, logistics, procurement and manufacturing planning. Mr. Wurtz received his bachelor’s degree (Industrial Arts and Technology) from SUNY Oswego in 1978. Mr. Wurtz’s extensive business experience in the paper industry, experience as former President and Chief Executive Officer of a food-service products manufacturer and distributor, as well as his leadership experience as an executive and director of several paper companies, led to the conclusion that he should serve as a director of PDC and Appvion.

Kerry S. Arent.  Ms. Arent has been Senior Vice President Human Resources of Appvion since January 2013. Ms. Arent previously served as Vice President Human Resources of Appvion from July 2009 through 2012, as Executive Director Human Resources of Appvion from February 2008 to 2009, and as Human Resources Director of Appvion since 1997. Ms. Arent joined the Company in 1982 and served in a number of human resources roles from 1982 to 1997. Ms. Arent received her bachelor’s degree (Business Administration, Human Resources) from the University of Wisconsin-Oshkosh in 1982. Ms. Arent holds a Senior Professional Human Resources certification since 2005.

Matthew T. Denton. Mr. Denton has been Senior Vice President and General Manager for Carbonless of Appvion since October 2013.  Prior to joining Appvion, Mr. Denton served as managing principal for Business Finance Results LLC from August 2012 to September 2013, where he provided operational and business finance management services to the global paper industry.  From June 2011 to July 2012, he served with RockTenn Company as senior vice president of finance, corrugated containerboard packaging segment.  From June 2006 to May 2011, Mr. Denton served as senior vice president of business finance and vice president of business transformation for Smurfit-Stone Container Corporation. Prior to that, he spent 14 years at Georgia-Pacific Corporation where his responsibilities included vice president of strategic sourcing and procurement for consumer products and vice president of finance for the containerboard and packaging segment, and pulp division. Mr. Denton began his career as an operations controller with the Newark Group, a recycled paperboard producer.  Mr. Denton earned a bachelor’s degree in accounting from Rutgers University in 1986 and received his Certified Public Accountant license in 1991.

Thomas J. Ferree. Mr. Ferree has been the Senior Vice President Finance and Chief Financial Officer of Appvion since February 2010 and Senior Vice President Finance of PDC since January 2011. Mr. Ferree was the Vice President Finance and Chief Financial Officer of Appvion October 2006 through January 2010 and Treasurer of Appvion and Chief Financial Officer and Treasurer of PDC since November 2006. Prior to joining the Company, Mr. Ferree served as Senior Vice President of Finance and Chief Financial Officer of Wells’ Dairy, Inc. since 2003. Mr. Ferree received his bachelor’s degree (Business Administration, Accounting) from the University of Iowa in 1979 and he received his master’s degree in finance from the University of Iowa in 1980.

Jeffrey J. Fletcher. Mr. Fletcher has been Vice President and Controller of Appvion since December 2010, and Assistant Treasurer of Appvion since January 2010; prior to December, 2010 Mr. Fletcher was Vice President Financial Operations from March 2010, and prior to March 2010, Mr. Fletcher was Principal Accounting Officer and Controller of Appvion since March 2007. Mr. Fletcher has been Vice President of PDC since January 2011, and Assistant Treasurer and Controller of PDC since March 2007. Prior to joining the Company in February 2007, Mr. Fletcher was Corporate Controller for Wells' Dairy, Inc. since 2005. From 2003 to 2005, Mr. Fletcher worked for IP Innovations, Inc. as President and Chief Financial Officer. Mr. Fletcher earned a bachelor's degree in accounting from the University of Iowa in 1978 and a master's degree in business administration from Northwestern University’s Kellogg Graduate School of Management in 1992.

James R. Hillend. Mr. Hillend has been Appvion’s Vice President of Thermal since October 2013. Mr. Hillend previously served as Appvion’s Vice President of Thermal and Carbonless Value Streams from January 2013 through September 2013, as Appvion’s Vice President of Thermal from April through December 2012, as Executive Director and General Manager of Appvion’s Thermal Tag, Label and Entertainment business from January 2011 to April 2012, Executive Director of the Thermal Point-of-Sale business from June 2009 to January 2011, and Executive Director of Market Development from January 2008 to June 2009. Mr. Hillend joined the Company in 1993 and prior to 2008 served in a number of management positions related to purchasing, new business development, technical research, and the Company’s value streams. Prior to joining Appvion, Mr. Hillend held management positions with Mitsubishi Pulp Sales, ITT Rayonier and Southwest Forest Industries. Mr. Hillend earned a bachelor’s degree in pulp and paper engineering from the University of Washington in 1981.

Tami L. Van Straten. Ms. Van Straten has been Vice President, General Counsel and Secretary of Appvion since January 2012 and Vice President, General Counsel and Secretary of PDC since January 2012. Ms. Van Straten previously served as General Counsel and Secretary for PDC and Appvion from March 2010 to 2012 and as Assistant General Counsel and Assistant Secretary for PDC and Appvion from August 2006 through March 2010. Ms. Van Straten joined the Company in 2001 and served in a number of legal counsel roles from 2001 to August 2006. Prior to joining the Company, Ms. Van Straten served as law clerk to the Hon. N. Patrick Crooks of the Supreme Court of Wisconsin and was in private legal practice. Ms. Van Straten earned a bachelor’s degree in criminal justice and political science from the University of Wisconsin-Oshkosh in 1994 and earned her Juris Doctor degree from Marquette University in 1997.

The boards of directors of both PDC and Appvion currently consist of seven members. PDC has entered into a security holders agreement with the ESOP Trust which sets forth the manner in which the ESOP Trust will vote its shares of PDC common stock in connection with the election of directors of PDC’s board of directors. Under the agreement, the ESOP Trust has agreed to vote all of its shares of PDC common stock on and after January 1, 2005, to elect to PDC’s board, four individuals nominated by PDC’s chief executive officer and three individuals jointly nominated by the ESOP Trust and the chief executive officer.

The ESOP Trust has agreed that any vote taken to remove a director or to fill vacancies on the boards of directors is subject to the provisions described above. The agreement also provides that directors nominated by joint nomination may only be removed by mutual agreement of the ESOP Trust and PDC’s chief executive officer. In addition to the election of directors, the agreement prohibits PDC from issuing capital stock to any person other than the ESOP Trust or making, or permitting any of its subsidiaries to make, any acquisition in a single transaction or series of related transactions with a fair market value in excess of $100 million, in each case without the prior written consent of the ESOP Trust.

PDC has entered into a security holders agreement with Appvion on terms substantially similar to those described above to provide for the manner in which PDC will vote its shares of Appvion’s common stock in connection with the election of directors of Appvion’s board of directors. In addition to the election of directors, the agreement prohibits Appvion from issuing capital stock to any person other than PDC or making, or permitting any of Appvion’s subsidiaries to make, any acquisition in a single transaction or series of related transactions with a fair market value in excess of $100 million, in each case without the prior written consent of PDC.

Pursuant to the agreements above, Mr. Murphy, Mr. Reardon, Mr. Richards and Ms. Seifert were nominated by Mr. Richards, Appvion’s chief executive officer, and elected to the boards of directors of PDC and Appvion. Mr. Carter, Mr. Suwyn and Mr. Wurtz were jointly nominated by Mr. Richards and the ESOP Trust and elected to the boards of directors of PDC and Appvion.

The board of directors of PDC has an Audit Committee responsible for, among other things, providing assistance to the board of directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of PDC financial reports. Effective January 1, 2014, members of the committee include: Mr. Carter, Mr. Murphy and Mr. Wurtz. Mr. Murphy serves as the Audit Committee Chair. The board of directors of PDC has determined that Mr. Murphy is an “audit committee financial expert” as defined under the applicable rules of the SEC. Mr. Murphy is an “independent director” as that term is defined under the listing standards of the Nasdaq Stock Market, Inc. The charter for the Audit Committee can be found on the Company’s website at www.appvion.com (investor information section).

The board of directors of PDC has a Compensation Committee responsible for authorizing the compensation of the Chief Executive Officer subject to ratification by the board of directors, approving the compensation of the named executive officers based on the recommendations of the Chief Executive Officer and reviewing the compensation of the other executive officers. The Compensation Committee also has authority for administration of the Long-Term Incentive Plan and the Long-Term Restricted Stock Unit Plan. Effective January 1, 2014, members of the committee include: Mr. Reardon, Ms. Seifert and Mr. Suwyn. Ms. Seifert serves as the Compensation Committee Chair. See “Item 11. Executive Compensation—Compensation Discussion and Analysis,” below. The charter for the Compensation Committee is available at www.appvion.com (investor information section).

The board of directors of PDC has a Corporate Governance Committee for the purpose of developing, recommending and evaluating best corporate governance practices applicable to the Company, including those related to director compensation, nomination of directors, election of members to board committees and board education and practices. Effective January 1, 2014, members of the committee include: Mr. Reardon, Mr. Richards, Ms. Seifert and Mr. Suwyn. Mr. Reardon serves as the Corporate Governance Committee Chair. The charter for the Corporate Governance Committee can be found on the Company’s website at www.appvion.com (investor information section).

The Company has adopted a Code of Business Conduct and Ethics that applies to the directors, officers and employees of PDC and Appvion, including the principal executive officer, principal financial officer and controller of PDC and Appvion. This Code of Business Conduct and Ethics is posted on the Company’s Internet web site at www.appvion.com (investor information section). The Company intends to timely disclose, on the website, any amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics that apply to the principal executive officer, principal financial officer and controller of PDC and Appvion.

The boards of PDC and Appvion recognize that Related Person Transactions (as defined below) can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its shareholders. The Corporate Governance Committee and the Audit Committee have the authority to review and approve Related Person Transactions. The Company has adopted written procedures for the review of Related Person Transactions, which provide for review of all the relevant facts and circumstances for all Related Person Transactions that require approval. In determining whether to approve or disapprove a Related Person Transaction, the Corporate Governance Committee and the Audit Committee will take into account, among other factors deemed appropriate, whether the Related Person Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction. A Related Person Transaction is any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness), or any series of similar transactions, arrangements or relationships, in which (a) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year; (b) the Company is or was a participant; and (c) any Related Person has or will have a direct or indirect interest (other than solely as a result of being a director or trustee (or any similar position) or a less than 10 percent beneficial owner of another entity). A “Related Person” is any (a) person who is an executive officer, director or nominee for election as a director of the Company; (b) person who owns greater than 5 percent beneficial ownership of the Company’s outstanding common stock; or (c) Immediate Family Member of any of the foregoing. An “Immediate Family Member” includes spouse, parent, grandparents, children, grandchildren, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law and any person (other than a tenant or employee) sharing the household of a person.

The Company has also adopted other best practices including the following:

•      The boards of PDC and Appvion regularly approve Appvion’s CEO succession plan.

•      The independent directors meet regularly without the CEO present.

The Company maintains an Enterprise Risk Management (“ERM”) function. The purpose of ERM is to maximize the Company’s ability to achieve its business objectives. The ERM function creates a comprehensive approach to anticipate, identify, prioritize and manage material risks to the Company’s business objectives. The Audit Committee of the Board receives periodic reports from the ERM Committee regarding the ERM Committee’s activities, findings, conclusions and recommendations. The charter for the ERM function can be found at the Company’s website at www.appvion.com (investor information section).

Item 11.Executive Compensation

Compensation Discussion and Analysis

Goals and Policies. The Executive Compensation Goals and Policies, adopted by the Compensation Committee of the board of directors of PDC, establish the objectives of the Company’s compensation program as follows:

•enable the Company and its subsidiaries to attract, motivate and retain highly qualified people;

•provide compensation opportunities that pay competitively for similar positions within similar companies when company performance meets pre-established goals;

•include a performance-based variable pay component that supports the Company’s strategic business goals; and

•act in the best interests of the Company’s beneficial owners, the participants in the ESOP.

Compensation Elements. The Company’s executive compensation includes base salary, annual performance-based incentive pay, long-term performance-based incentive pay and benefits, including general benefits available to all employees and specific executive benefits. The Compensation Committee believes these elements of executive compensation provide the proper incentives and rewards for increasing shareholder value. Base salary provides market competitive compensation for executive management and leadership at a level that will attract highly qualified professionals. Annual performance-based incentive pay, in amounts based on market competitive values within the Company’s labor market for executive talent, provides an incentive for executives to achieve the Company’s annual performance goals. Long-term performance-based incentive pay provides executives with direct rewards for multi-year business performance that contributes to shareholder value over several years. Employee benefits provide health, welfare and retirement income benefits that enable employees, including executives, to maintain good health and provide financial security for employees and families in order to remain focused on the Company’s success. The mix of elements of compensation is based on the proportion of those elements of executive compensation paid in the market.

Performance-Based Compensation. When Company performance exceeds pre-established target goals for the year, performance-based pay elements (annual and long-term incentive) allow for compensation that exceeds the median market compensation. Conversely, when performance falls short of targeted goals, performance-based pay elements allow for compensation below median market compensation levels.

The Compensation Committee believes that this combination of cash and equity-based compensation supports the objectives of the executive compensation program described above. First, these vehicles allow the Company to provide a competitive compensation package based on prevailing market practices. At the same time, a significant portion of target compensation is variable “at-risk” pay tied to both short-term performance and long-term performance. Variable pay for short-term performance is capped to protect the business from annual “windfall” results. The Compensation Committee believes these awards support the Company’s pay-for-performance philosophy by linking pay amounts to the Company’s level of performance and the achievement of the Company’s strategic goals. The Compensation Committee believes that the Company’s executive compensation program is not structured to encourage management to take unreasonable or excessive risks relating to the Company’s business. Instead, the Compensation Committee believes that the compensation programs encourage management to take a balanced approach that focuses on delivering annual results and contributing to shareholder value. The pay that is fixed and at risk varies by position. As shown in the table below, the Company’s emphasis on pay-for-performance resulted in performance-based compensation representing a significant portion of the total target compensation of the named executive officers in fiscal year 2013. Executive compensation includes more pay at risk than that of other employees in the organization.

2013 Total Direct Compensation Mix at Target Company Performance

C
	Fixed (Salary)	Pay at Risk (Annual and Long-Term Incentives)(1)
Mark R. Richards Chairman, President, Chief Executive Officer and a Director of PDC, and Chairman, President, Chief Executive Officer and a Director of Appvion	27%	73%

Thomas J. Ferree Senior Vice President Finance, Chief Financial Officer and Treasurer of PDC, and Senior Vice President Finance, Chief Financial Officer and Treasurer of Appvion	40%	60%

Kerry S. Arent Senior Vice President, Human Resources of Appvion	46%	54%

Tami L. Van Straten
Vice President, General Counsel and Secretary of PDC, and Vice President, General Counsel and Secretary of Appvion	49%	51%

Jeffrey J. Fletcher Vice President, Controller and Assistant Treasurer of PDC, and Vice President, Controller and Assistant Treasurer of Appvion	52%	48%

(1)Calculated using annual incentive paid at target plus restricted stock units and long-term incentive. Long-term incentive expected value based on Black-Scholes valuation methodology. The assumptions used for a January 1, 2013 valuation are: Expected life: 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant Maturities yield curve): 1.14%; Volatility (based on peer group volatility for previous 6.5 years): 42%. The LTIP grant as of January 1, 2013 is valued at $7.54 per share with a $17.55 per share grant price. The Restricted Stock Unit grant as of January 1, 2013 is valued at $17.55 per share grant price.

Market Survey Process. The Compensation Committee determines competitive market pay by means of market surveys and analyses conducted every other year by nationally recognized, non-employee executive compensation consultants who report to the Compensation Committee. In the years in which the consultant does not conduct a full market survey and analysis, a general rate of market increase is established for executive compensation and the rate of increase is applied to the market pay determined in the prior year’s analysis.

The Company’s consultants use a broad-based survey of general industry companies with a median revenue of approximately $2 billion (243 participating companies), regressed to the Company’s revenue size of $1 billion. A second source of proxy data from twenty-five (25) publicly traded companies, including paper and general manufacturers with revenues between $405 million and $2.5 billion (median is $974 million), regressed to the Company’s revenue size is also used. These companies, which were identified to the Compensation Committee, consisted of Ameresco, Inc., Colfax Corporation, Education Management Corporation, EnergySolutions, Inc., Generac Holdings Inc., Graham Packaging Company Inc., GT Advanced Technologies Inc., KAR Auction Services, Inc., Kraton Performance Polymers Inc., Lumber Liquidators Holdings, Inc., Metals USA Holdings Corp., Noranda Aluminum Holding Corp., Polypore International Inc., RSC Holdings, Inc., Skilled Healthcare Group, Inc., Spirit Airlines, Inc., The Fresh Market, Inc., Titan Machinery, Inc., Tower International, Inc., TriMas Corporation, Ulta Salon, Cosmetics & Fragrance, Inc., Verisk Analytics, Inc., Verso Paper Corp., Vitamin Shoppe, Inc., and Wesco Aircraft Holdings, Inc. This sample was chosen by the compensation consultants because it best represents the Company’s labor market for executive talent, which is broader than the paper industry, and provides a reasonable sample size that allows the Company to track changes in the labor market for executive talent. The two sources provide the Committee with a broad perspective of market competitive pay practices and values to inform the decisions related to executive compensation.

Appvion’s senior vice president of human resources provides the consultant with descriptions of the Company’s executives’ responsibilities but does not participate in the market surveys or analyses provided by the consultant. The senior vice president of human resources also provides organizational and technical support to the Compensation Committee by coordinating the work of the compensation consultant and providing relevant information about company policies and practices. Appvion’s senior vice president of human resources may provide additional analyses under the direction of the Compensation Committee for its use and review. The Chief Executive Officer (the “CEO”) provides a description of the Company’s business but does not participate in the market surveys or analyses.

A full market survey was conducted in May 2012. In November 2012, a general rate of market increase (1.5% for six months) was established for executive compensation and applied to the May 2012 market pay. The results were used in 2013 compensation planning. The updated market analysis shows that the Company is competitive with the market across all elements of compensation – base salary, target annual incentive and total compensation (sum of base salary, target annual incentive and target long-term incentive). Competitive is defined as above the 25th percentile and below the 75th percentile of the survey data. The total target compensation for each executive in 2013 is between 89% and 115% of the median (50th percentile) of the survey data. Although the Compensation Committee considers executive compensation paid at companies included in the market survey, the Committee does not attempt to maintain a specified target percentile within the market to determine executive compensation.

In 2013, Towers Watson was paid $18,149 in fees for executive compensation consulting, and $371,443 in fees for all other retirement consulting, administrative fees and actuarial services for the Company’s plans.

Compensation Decisions. The Compensation Committee reviews and approves individual executive salaries based on the market pay for the executive’s position and the executive’s general level of performance in the position. At times, prior salary may influence a decision on current salary. An executive fully performing the duties of a position will be paid market pay for that position. An executive not yet fully performing in a position may receive less than market pay. An executive new to the role will typically be paid at market within three years. An executive making contributions significantly in excess of those expected for the position may receive above market pay. The Compensation Committee uses quantitative and qualitative metrics and exercises some judgment in determining achievement of the overall company and division performance goals and assessing the named executive’s individual performance for the prior year. The Compensation Committee uses an evaluation of individual performance in determining increases to base salary and awarding annual performance-based incentive compensation and long-term compensation.

The Compensation Committee is responsible for authorizing the compensation of the CEO, subject to ratification by the board of directors, approving the compensation of the named executive officers who report directly to the CEO based on the recommendations of the CEO, and reviewing the compensation plans applicable to the other executive officers. The CEO is responsible for approving all other pay. The Compensation Committee considers market analysis and data from Towers Watson in authorizing and approving compensation arrangements for executive officers. Decisions to increase or decrease executive compensation materially, if any, are based on: (1) significant changes in individual performance; (2) significant changes in job duties and responsibilities; and/or (3) review of market pay levels to ensure compensation is competitive.

Annual Performance-Based Incentive Plan. For fiscal year 2013, the Compensation Committee determined that the annual incentive plan for the named executive officers would be based primarily on the following three components. Each component may be paid out independently.

•	Earnings Before Interest, Taxes, Depreciation, Amortization, and Inventory reduction (EBITDAI) (40% weighting)
•	Cash Conversion Days (CCD) (20% weighting)
•	Leadership Goals (40%)

The annual performance-based incentive when performance results are at target is 100% of base salary for the CEO, 60% of base salary for the Chief Financial Officer (“CFO”), 55% of base salary for the senior vice president human resources, 50% for the vice president, secretary and general counsel, and 40% for the vice president,  controller and assistant treasurer.

EBITDAI is an indicator of the Company’s profitability and financial performance and is calculated as follows: EBITDAI equals Net Income (including incentive accrual expense) plus Interest, Taxes, Depreciation, Amortization, and Inventory reduction. EBITDAI excludes foreign exchange gain or loss and mark-to-market pension adjustments.

CCD is a measure of the Company’s effective cash management by monitoring days outstanding (DO). CCD is calculated as Accounts Receivable DO plus Inventory DO minus Accounts Payable DO. The cash conversion cycle measures the time between outlay of cash and the cash recovery. Cash conversion cycles are based on four primary factors: (1) the number of days it takes customers to pay what they owe; (2) the number of days it takes the Company to make its product; (3) the number of days the product sits in inventory before it is sold; and (4) the length of time the Company has to pay its vendors.

Leadership goals are developed for and communicated to each executive at the beginning of the fiscal year. The leadership component will be awarded based on management judgment and outcome metrics. The leadership metrics for 2013 were behaviors against Appvion’s values, performance management average survey score, quality of employee development plans, salaried positions filled internally, voluntary key talent turnover, building a culture of continuous improvement, culture of safety, and culture of health and wellness. By aligning a portion of each named executive officer’s incentive to leadership goals, their importance is reinforced. The actual amount payable based on leadership goals is determined based on the CEO’s evaluation of the degree to which each named executive officer achieved their goals.

The Annual Incentive Plan allows for adjustments, as recommended by the CFO and approved by the Compensation Committee, to the calculation of EBITDAI. These adjustments are restricted to special circumstances such as restructuring, refinancing, acquisitions, divestitures or other items the committee determines should be adjusted and is then referred to as Adjusted EBITDAI. Incentive payouts will reflect performance levels relating to Adjusted EBITDAI and CCD performance measures for the Company or Division level.

For each executive other than the CEO, the CEO has discretion to increase or decrease the executive’s annual performance‑based incentive bonus by as much as 20% of the earned incentive without Compensation Committee approval based on the executive’s achievement of strategic business objectives established by the CEO at the beginning of the fiscal year. These objectives may relate to business segment margin improvement, manufacturing operations performance, new business growth, or leadership competency. Some of these objectives may be measurable while others may require more judgment and discretion to evaluate.

Targets were set at a level of improvement from the prior year performance as listed below.

2013 All Appvion Performance Goals ($ millions)

	All Appvion Adjusted EBITDAI	CCD
Outstanding	$140	47 days
Target	$130	50 days
Threshold	$115	55 days

In 2013, EBITDAI for “All Appvion” calculated per the plan document resulted in a total EBITDAI of $103.2 million. Adjustments were recommended by the CFO and approved by the Compensation Committee for refinancing, supplier strategic alliance conversion expenses, and retiree plans mark-to-market. These adjustments resulted in Adjusted EBITDAI of $103.4 million (below threshold). Actual CCD performance was 52.0 days (64.0% of Target - interpolated between Threshold and Target payout award levels).

Performance against leadership goals varied by individual and by metric. The aggregated metrics were at target for all named executive officers. As a result of below threshold EBITDAI performance, the named executive officers recommended, and the compensation committee approved, a discretionary reduction in their incentive payments equal to the portion of the incentive earned from the leadership goals.

Fiscal Year 2013 Annual Incentive Award Payments

	Fiscal Year 2013 Annual Cash Incentive Totals
Name	Target $	Earned $	Earned as % of Target	Discretionary Adjustment $	Actual Payment $	Payment as % of Target
Mark R. Richards	$800,000	$404,400	50.6%	$(302,000)	$102,400	12.8%
Thomas J. Ferree	$259,200	$113,044	43.6%	$(80,008)	$33,036	12.7%
Kerry S. Arent	$156,750	$71,794	45.8%	$(51,838)	$19,956	12.7%
Tami L. Van Straten	$125,000	$53,402	42.7%	$(37,796)	$15,606	12.5%
Jeffrey J. Fletcher	$100,000	$27,780	27.8%	$(15,215)	$12,565	12.6%

Long-Term Compensation. Prior to 2010, the Company had two forms of long-term compensation, the Appvion, Inc. Long-Term Incentive Plan (or the LTIP) and the Appvion, Inc. Long-Term Performance Cash Plan (or the Performance Cash Plan). In 2010, the Compensation Committee elected to discontinue awards under the LTIP and Performance Cash Plan and introduced a new long-term compensation plan, the Long-Term Restricted Stock Unit Plan (RSU). The Compensation Committee determined that it would be advisable in appropriate cases to consider the award of units under the RSU, which provide for future cash payments based on the value of PDC common stock, in lieu of or in combination with units under the LTIP, which produce value only if the PDC common stock price increases over the grant price. This determination reflected the desire to maintain a strong long-term equity component in executive compensation, to reduce the number of equity-based units required to provide such component and to adjust compensation practices appropriately in light of accounting standards requiring companies to recognize compensation cost related to share-based payment transactions. In 2010, the Committee determined to make all of its equity-based grants under the RSU. In 2011, the Committee determined to make all of its equity-based grants under the LTIP. The Compensation Committee determined that equity-based grants in 2012 and 2013 were to be a combination of approximately 50% RSU and 50% LTIP grants for all named executive officers. All grants under the RSU and the LTIP are subject to vesting and forfeiture provisions, thereby creating incentives for executives and employees to remain with the Company. The Compensation Committee believes that long-term incentive plans are necessary to encourage retention of executive talent and provide appropriate incentives to increase shareholder value. Individual grant levels for named executive officers are determined so that total targeted compensation, including base salary, target bonus and most recent grant of long term compensation awards, is competitive with the external market for total compensation.

Long-Term Incentive Plan. The purpose of the LTIP is to attract and retain key management employees who are in a position to make a significant contribution to the growth and profitability of the Company by providing a reward for increase in stock performance to align with long-term shareholder interests. The LTIP provides for future cash payments based on increases in the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The cash payment upon the exercise of a unit is equal to the increase in the value of PDC common stock from the date of grant until the exercise date. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the LTIP which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to LTIP units. As of December 31, 2013, 79 current or former executive and management employees participate in the LTIP. Some of these employees also participate in the RSU.

Employees are generally entitled to exercise any LTIP units only after holding the units for at least three years and for up to ten years from the date of grant. Mr. Ferree and Mses. Arent and Van Straten collectively elected to exercise 43,000 units at the December 31, 2013 share price ($16.25) and were paid this amount on February 21, 2014. All named executive officers have LTIP units that have been held for more than three years. In the event of a change of control, described below, the LTIP units become immediately exercisable. A “change of control” is defined in the LTIP, and was further clarified in 2010, as:

•the termination of the ESOP or amendment of the ESOP so that it ceases to be an employee stock ownership plan;

•an event whereby the ESOP ceases to own a majority interest in the Company;

•the sale, lease, exchange or other transfer of all or substantially all of the Company assets to another entity;

•termination of the Company’s business, liquidation, dissolving or selling substantially all stock;

•the Company’s merger or consolidation with another company and the Company is not the surviving company and the Company is not controlled by the persons or entities who controlled the Company immediately prior to such merger or consolidation; or

•any other event whereby ownership and control is effectively transferred.

Upon termination of a participant’s employment due to death, disability or retirement, the award of LTIP units shall be one-third vested for each completed year of employment after the grant of such LTIP units and are then exercisable following the next two semi-annual share price valuations. Upon termination of employment for any other reason, any LTIP units held for at least three years are then exercisable following the next share price valuation, and any units held for fewer than three years are forfeited.

The first grant of LTIP units occurred on November 9, 2001, with additional awards made effective as of January 1, 2003, January 1, 2004, July 1, 2005, each January 1 from 2006 through 2009, January 2, 2011, January 1, 2012 and January 1, 2013. The actual awards of LTIP units have not been and will likely not be made on the effective date. The actual awards will be made on a date following the effective date as long as the share price has not changed since the effective date. This delay is a result of the administrative time needed by the trustee to determine and communicate the most recent PDC stock price through the semi-annual ESOP valuation process. The Compensation Committee determines awards for the CEO and reviews the recommendations made by the CEO for other named executive officers. Management decides which employees are in a position to make a significant contribution to the Company’s growth and profitability, and of the employees who receive LTIP awards, most receive such awards based on the Company’s succession planning and leadership management process.

Long-Term Performance Cash Plan. Appvion’s board of directors adopted the Performance Cash Plan for the purpose of attracting and retaining senior executive employees who are in a position to make a significant contribution to the Company’s long-term strategic objectives of revenue growth and profitability. The plan provided annual grants of long-term cash-based performance awards, which were earned by participants based on the Company’s achievement of pre-established performance measures and the participant’s continued employment. Performance measures included increases in average revenue growth and average return on invested capital over a three-year performance period. Targets were set above historical industry medians. The plan was an unfunded bonus program of the Company and did not permit participants to elect to defer their compensation. No awards were made since 2009. The Long-Term Performance Cash Plan was terminated by the Board effective February 1, 2013.

At, or shortly after, the start of the three-year performance cycle, a target award was established for each participant. Target awards, based on market competitive values, are expressed as a fixed dollar amount. The target award for the 2009 – 2011 cycle was equal to $373,000 for Mr. Richards and $116,000 for Mr. Ferree. At the end of the performance cycle, the award was determined based upon the Compensation Committee’s evaluation of the Company’s performance against the pre-established performance measures. For the 2009-2011 performance cycle, the resulting award value could range from 50% to 150% of the target award. Performance below the minimum results in zero compensation and overall payments are capped at 150% of target. At the end of 2011, performance for the 2009-2011 cycle was 52.76% of target bonus. Incentives were paid to Mr. Richards ($196,795) and Mr. Ferree ($61,202).

The 2009-2011 performance cycle was calculated against equally weighted target metrics of average revenue growth and average return on invested capital (ROIC) over the same period of time. The 2009–2011 performance cycle metrics were as follows:

2009 – 2011 Performance Cycle Metrics

	Minimum	Target	Maximum
3-Year Average Revenue Growth	0.5%	2.5%	5.0%+
3-Year Average ROIC	6.0%	8.5%	11.0%+

The first performance cycle was from January 1, 2008, through December 31, 2010. At the end of 2010, actual performance was below threshold, thus no incentive was paid. The second performance cycle was from January 1, 2009, through December 31, 2011.

Long-Term Restricted Stock Unit Plan (RSU). Appvion’s board of directors adopted the RSU plan effective January 3, 2010, for the purpose of attracting and retaining key management employees who are in a position to make a significant contribution to the growth and profitability of the Company by providing a reward for stock performance to align with long-term shareholder interests. Additional awards were made effective as of January 1, 2012 and January 1, 2013. The RSU provides for future cash payments based on the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. Units are generally vested three years after the award date and paid at vesting. The 2010 RSU grants vested and paid in 2013. The cash payment upon vesting of a unit is equal to the value of PDC common stock at the most recent valuation date ($16.25 as of December 31, 2013) times the number of units vested. Other current executive and key management employees also participate in the RSU. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the RSU which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to RSU units. As of December 31, 2013, 81 executive and management employees participate in the RSU. Some of these employees also participate in the LTIP.

Termination provisions, including defined change of control events, are the same as those described above in the LTIP.

Equity Ownership. The Company’s executives are eligible to participate in the ESOP in the same manner and with the same rights as all other U.S. employees. Because the ESOP is a tax-qualified plan subject to ERISA, the Company may not require executive participation in the ESOP at a specified level nor may the Company take any adverse employment action against an executive for the exercise of his or her right to participate or not participate in the ESOP. The Company believes, however, that it is in the best interests of the employees, as beneficial owners of the ESOP, to have executives acquire and maintain equity interests in the Company.

Termination or Change of Control. The Company has entered into Termination Protection Agreements (or TPAs) with Mr. Richards, Mr. Ferree, and Ms. Arent. The Company has entered into an Enhanced Severance Agreement with Mr. Fletcher and Ms. Van Straten. These agreements provide for payments to the executive officers in the event of termination whether before or within two years after a “change of control,” as defined in the TPA, the executive officer’s employment is terminated other than for misconduct or “permanent disability,” as defined in the TPA, or if the executive officer terminates employment for “good reason,” as defined in the TPA. “Change of Control” is defined to include various events whereby ownership and control of the Company is effectively transferred. These events were chosen by the Company as appropriate events to trigger payment based on competitive market analysis of such agreements for executive officers. The TPAs and Enhanced Severance Agreements are discussed in detail under “Potential Payments upon Termination or Change of Control” below.

Executive Benefits. In 2012, the Company provided a cash allowance in lieu of perquisites to all named executive officers. The Company believes the amounts provided to the CEO ($25,000), senior vice presidents ($15,000), and corporate controller and general counsel ($10,000) were competitive to the value provided by other companies for a car allowance, club memberships, etc. The cash allowances in lieu of perquisites were eliminated effective December 31, 2012 for all executive officers. An equivalent amount was added to the base salary effective January 1, 2013 for all executive officers except the CEO. The Company also provides the opportunity for the CEO and senior vice presidents to enroll in an individual life insurance policy.

Compensation Committee Report

The 2013 Compensation Committee consisted of three independent directors including Ms. Seifert, who serves as the Compensation Committee Chair, Mr. Suwyn and Mr. Reardon.

The Compensation Committee is appointed annually by Appvion’s board of directors and operates pursuant to a Charter, which is available at www.appvion.com (investor information section). The Compensation Committee is responsible for authorizing the compensation of the CEO subject to ratification by the board of directors, approving the compensation of the named executive officers who report directly to the CEO based on the recommendations of the CEO and reviewing the compensation plans for other executive officers. It is also responsible for adopting and amending the Company’s general compensation policies and benefit plans, including the ESOP. The Compensation Committee may not delegate, and has not delegated, any of these duties to others.

The Compensation Committee has reviewed and discussed the above section titled “Compensation Discussion and Analysis” with management and, based on this review and discussion, recommended the inclusion of the “Compensation Discussion and Analysis” section in this annual report.

Members of the 2013 Compensation Committee

Kathi P. Seifert, Chairperson

Andrew F. Reardon

Mark A. Suwyn

Summary Compensation Table

C						(1)	($)(2)			($)(4)	(5)
Name and Principal Position	Year		Salary ($)	Bonus ($)		LTIP Awards ($)(1)	RSU Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)(6)
Mark R. Richards	2013		800,000	0		644,670	649,350	102,400		126,139	497,210	2,819,769
Chairman, President, Chief Executive	2012		800,000	376,000	(7)	808,800	600,400	1,224,000		255,610	148,516	4,213,326
Officer and a Director of PDC, and	2011		800,000	0		1,567,500	0	546,179	(8)	133,043	99,937	3,146,659
Chairman, President, Chief Executive
Officer and a Director of Appvion

Thomas J. Ferree	2013		430,154	0		188,500	193,050	33,036		48,415	190,200	1,083,355
Senior Vice President Finance, Chief	2012		402,462	200,000	(7)	293,190	217,645	458,807		49,828	75,029	1,696,961
Financial Officer and Treasurer of	2011		388,500	16,468	(9)	513,000	0	170,988	(8)	44,151	53,944	1,187,051
PDC, and Senior Vice President Finance, Chief Financial Officer
and Treasurer of Appvion

Kerry S. Arent	2013		283,462	0		82,940	87,750	19,956		27,753	102,774	604,635
Senior Vice President, Human Resources	2012		256,846	100,000	(7)	101,100	75,050	256,846		140,987	44,878	975,707
of Appvion	2011	(10)	238,423	9,184	(9)	208,050	0	61,228	(8)	107,593	35,448	659,926

Tami L. Van Straten	2013		243,846	0		60,320	70,200	15,606		0	52,149	442,121
Vice President, General Counsel and	2012	(11)	199,231	150,000	(7)	37,070	30,020	151,416		35,231	29,075	632,043
Secretary of PDC, and Vice President, General Counsel and Secretary of Appvion

Jeffrey J. Fletcher	2013		245,403	0		60,320	70,200	12,565		15,835	76,888	481,211
Vice President, Controller and Assistant	2012		209,179	150,000	(7)	30,330	22,515	158,976		23,235	29,655	623,890
Treasurer of PDC, and Vice President,	2011	(10)	204,000	8,058	(9)	68,400	0	41,942	(8)	23,486	16,554	362,440
Controller and Assistant Treasurer of Appvion

(1)The LTIP grant date fair value is calculated based on a Black-Scholes valuation methodology. The assumptions used for January 2, 2011 grant are: Expected life: 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant Maturities yield curve): 2.71%; Volatility (based on peer group volatility for previous 6.5 years): 40%. The LTIP grant as of January 2, 2011 is valued at $5.70 per share with a $12.84 per share grant price. In 2012, the assumptions used for January 1, 2012 grant are: Expected life: 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant Maturities yield curve): 1.29%; Volatility (based on peer group volatility for previous 6.5 years): 44%. The LTIP grant as of January 1, 2012 is valued at $6.74 per share with a $15.01 per share grant price. In 2013, the assumptions used for the January 1, 2013 grant are: Expected life: 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant maturities yield curve): 1.14%; Volatility (based on peer group volatility for previous 6.5 years): 42%. The LTIP grant as of January 1, 2013 is valued at $7.54 per share with a $17.55 per share grant price.

(2)Units awarded for January 1, 2012 under the RSU plan are valued at the grant price ($15.01 per share) multiplied by the number of units granted. The RSU units are valued, as of the Grant Date, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The RSU grant as of January 1, 2013 is valued at $17.55 per share.

(3)Non-equity performance-based incentive plan compensation consists of payments under Appvion’s Annual Incentive Plan and the Performance Cash Plan. Amounts paid under the Annual Incentive Plan are determined based on EBITDAI, CCD and leadership goals and other extraordinary factors, positive or negative, determined by the CEO and the Compensation Committee. Amounts paid under the Annual Incentive Plan are earned in 2013 and paid in 2014. Although the leadership component of the annual incentive plan was earned in 2013, at the request of the named executive officers, the compensation committee did not grant any incentives for the leadership component of the plan. The named executive officers made this request due to EDITDAI performance results that were below threshold performance.  The amounts forfeited were:  Mr. Richards ($302,000), Mr. Ferree ($80,008), Ms. Arent ($51,838), Mr. Fletcher ($15,215), and Ms. Van Straten ($37,796).

The Performance Cash Plan reflects the compensation costs recognized by the Company for financial reporting purposes and ASC 718 for long-term non-equity performance-based incentives. There were no awards paid in 2012 or 2013 under the Performance Cash Plan.

(4)The valuation methods and material assumptions used in determining the change in pension value are discussed in detail in Note 14 of the Consolidated Financial Statements in Item 8, above.

(5)All other compensation for 2013 consists of the following for each named executive officer:

Mr. Richards: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $216,000 and executive life insurance $2,360. Under the RSU plan, 65,000 units from 2010 vested and paid. The appreciation value was $278,850.

Mr. Ferree: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $98,006 and executive life insurance $2,104. Under the RSU plan, 21,000 units from 2010 vested and paid. The appreciation value was $90,090.

Ms. Arent: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $62,784 and executive life insurance $1,381. Under the RSU plan, 9,000 units from 2010 vested and paid. The appreciation value was $38,610.

Ms. Van Straten: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $41,424. Under the RSU plan, 2,500 units from 2010 vested and paid. The appreciation value was $10,725.

Mr. Fletcher: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $55,438. Under the RSU plan, 5,000 units from 2010 vested and paid. The appreciation value was $21,450.

(6)In 2011, the following executives deferred the following indicated amounts into the Nonqualified Excess Plan: Mr. Richards ($40,000). In 2012, the following executives deferred the following indicated amounts into the Nonqualified Excess plan: Mr. Richards ($117,877) and Ms. Arent ($35,206). In 2013, the following executives deferred the following amounts into the Nonqualified Excess plan: Mr. Richards ($320,000), Mr. Ferree ($276,416), Ms. Arent ($178,423) and Mr. Fletcher ($65,813). These deferrals are also described in the Nonqualified Deferred Compensation table.

(7)In 2012, the following executives received a discretionary bonus amount: Mr. Richards 31%, Mr. Ferree 44%, Ms. Arent 39%, Ms. Van Straten 99% and Mr. Fletcher 94%. The discretionary bonus amount is represented as a percent of the earned incentive. The discretionary awards were made in accordance with the terms of the annual incentive plan.

(8)In 2011, the value of Non-Equity Incentive Payments for each of the named executives is as follows:
Mr. Richards: Performance Cash Plan ($196,795); Annual incentive ($349,384)
Mr. Ferree: Performance Cash Plan ($61,202); Annual incentive ($109,786)
Ms. Arent: Annual incentive ($61,228)
Mr. Fletcher: Annual incentive ($41,942)

(9)In 2011, the following executives received a discretionary bonus in the amount of 15% of the earned incentive: Mr. Ferree and Ms. Arent. Mr. Fletcher received a discretionary bonus of 19% of the earned incentive.

(10)Ms. Arent and Mr. Fletcher became named officers in 2011.

(11)Ms. Van Straten became a named officer in 2012.

Grants of Plan-Based Awards

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of
Name	Plan	Grant Date(1)	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Securities Underlying Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
Mark R. Richards	Annual Performance-Based Incentive Plan			80,000	800,000	1,600,000
	Long‑Term Incentive Plan	1/1/2013	2/20/2013				85,500	644,670
	Restricted Stock Unit Plan	1/1/2013	2/20/2013				37,000	649,350

Thomas J. Ferree	Annual Performance-Based Incentive Plan			25,920	259,200	518,400
	Long‑Term Incentive Plan	1/1/2013	2/20/2013				25,000	188,500
	Restricted Stock Unit Plan	1/1/2013	2/20/2013				11,000	193,050

Kerry S. Arent	Annual Performance-Based Incentive Plan			15,675	156,750	313,500
	Long‑Term Incentive Plan	1/1/2013	2/20/2013				11,000	82,940
	Restricted Stock Unit Plan	1/1/2013	2/20/2013				5,000	87,750

Tami L. Van Straten	Annual Performance-Based Incentive Plan			12,500	125,000	250,000
	Long‑Term Incentive Plan	1/1/2013	2/20/2013				8,000	60,320
	Restricted Stock Unit Plan	1/1/2013	2/20/2013				4,000	70,200

Jeffrey J. Fletcher	Annual Performance-Based Incentive Plan			10,000	100,000	200,000
	Long‑Term Incentive Plan	1/1/2013	2/20/2013				8,000	60,320
	Restricted Stock Unit Plan	1/1/2013	2/20/2013				4,000	70,200

(1)The Grant Date for units under the Company’s Long‑Term Incentive Plan reflects the date upon which the units were awarded to the named executive officer.

(2)All Non-Equity Incentive Plan awards are made under the Company’s Annual Incentive Plan. Projected payouts are based, or will be based, on Company financial performance and leadership goals. The Threshold, Target and Maximum payouts stated are based on 2013 salaries for the Annual Incentive Plan. Actual amounts earned in 2013 and paid in 2014 are stated in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)Represents grants of units under the Company’s Long-Term Incentive Plan or Restricted Stock Unit Plan.

(4)The units granted under the Company’s LTIPs are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. Value is calculated using a Black-Scholes valuation methodology. The assumptions used for valuation are: Expected life: 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant maturities yield curve): 1.14%; Volatility (based on peer group volatility for previous 6.5 years): 42%. The LTIP grant as of January 1, 2013 is valued at $7.54 per share with a $17.55 per share grant price. The RSU units are valued, as of the Grant Date, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The RSU grant as of January 1, 2013 is valued at $17.55 per share.

Cash Compensation. The amounts included in the Summary Compensation Table generally describe the total accrued cost to the Company of executive compensation, but in some cases describe the SEC prescribed fair value at time of grant. However, in either case much of that compensation was not paid to the Company’s executives in cash in the year reported. The following table sets out the total compensation, the elements which were accrued but not paid in each year, and the resulting net cash compensation to each of the executives. Some executives elected to defer some of that net cash compensation.

Cash Compensation Table

c
			Less Noncash Compensation
Name	Year	Total Compensation ($)(1)	Long‑Term Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	Other ($)(4)	Net Cash Compensation ($)
Mark R. Richards	2013	2,819,769	1,294,020	126,139	2,360	1,397,250
	2012	4,213,326	1,409,200	255,610	2,360	2,546,156
	2011	3,146,659	1,567,500	133,043	3,136	1,442,980

Thomas J. Ferree	2013	1,083,355	381,550	48,415	2,104	651,286
	2012	1,696,961	510,835	49,828	3,756	1,132,542
	2011	1,187,051	513,000	44,151	2,770	627,130

Kerry S. Arent	2013	604,635	170,690	27,753	1,380	404,812
	2012	975,707	176,150	140,987	1,380	657,190
	2011	659,926	208,050	107,593	1,380	342,903

Tami L. Van Straten	2013	442,121	130,520	0	0	311,601
	2012	632,043	67,090	35,231	1,746	527,976

Jeffrey J. Fletcher	2013	481,211	130,520	15,835	0	334,856
	2012	623,890	52,845	23,235	0	547,810
	2011	362,440	68,400	23,486	0	270,554

(1)Total Compensation includes the Annual Incentive Pay Plan. Amounts paid under the Annual Incentive Pay Plan are earned in year reported and paid in following year.

(2)LTIP Option Awards (2011, 2012 and 2013) and RSU Option Awards (2012 and 2013). Performance Cash Plan (2011) is cash compensation.

(3)For 2013, the total reflects nonqualified deferred compensation earnings only since there was no increase in pension value.

(4)Life insurance. The specific amount of life insurance for each executive is listed in the footnotes under the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

Awards in the table describe units issued under the Company’s Long-Term Incentive Plan (LTIP) in 2013 and prior years. Awards in the table describe units issued under the Company’s Restricted Stock Unit Plan (RSU) in 2013 and prior years.

LTIP Awards
Name	Grant	Number of Securities Underlying Unexercised Units	Number of Securities Underlying Unexercised Units	Grant Price ($)	Date Fully Vested(1)	Expiration Date(1)
	Date	Exercisable (#)	Unexercisable (#)
Mark R. Richards	01/01/13	0	85,500	17.55	01/01/16	01/01/23
	01/01/12	0	120,000	15.01	01/01/15	01/01/22
	01/02/11	275,000	0	12.84	01/02/14(2)	01/02/21
	01/01/09	155,000	0	21.43	01/01/12	01/01/19
	01/01/08	100,000	0	33.41	01/01/11	01/01/18
	01/01/07	90,000	0	33.62	01/01/10	01/01/17
	01/01/06	85,000	0	28.56	01/01/09	01/01/16
	07/01/05	85,000	0	27.77	07/01/08	07/01/15

Thomas J. Ferree	01/01/13	0	25,000	17.55	01/01/16	01/01/23
	01/01/12	0	43,500	15.01	01/01/15	01/01/22
	01/02/11	90,000	0	12.84	01/02/14(2)	01/02/21
	01/01/09	45,000	0	21.43	01/01/12	01/01/19
	01/01/08	31,000	0	33.41	01/01/11	01/01/18
	01/01/07	25,000	0	33.62	01/01/10	01/01/17

Kerry S. Arent	01/01/13	0	11,000	17.55	01/01/16	01/01/23
	01/01/12	0	15,000	15.01	01/01/15	01/01/22
	01/02/11	36,500	0	12.84	01/02/14(2)	01/02/21
	07/01/09	14,000	0	18.87	07/01/12	07/01/19
	01/01/09	10,000	0	21.43	01/01/12	01/01/19
	01/01/08	5,000	0	33.41	01/01/11	01/01/18
	01/01/06	3,000	0	28.56	01/01/09	01/01/16
	07/01/05	2,000	0	27.77	07/01/08	07/01/15
	01/01/04	1,600	0	23.36	01/01/07	01/01/14

Tami L. Van Straten	01/01/13	0	8,000	17.55	01/01/16	01/01/23
	01/01/12	0	5,500	15.01	01/01/15	01/01/22
	01/02/11	10,000	0	12.84	01/02/14(2)	01/02/21
	01/01/09	4,000	0	21.43	01/01/12	01/01/19
	01/01/08	3,000	0	33.41	01/01/11	01/01/18
	01/01/07	3,000	0	33.62	01/01/10	01/01/17
	01/01/06	3,000	0	28.56	01/01/09	01/01/16
	01/01/04	3,000	0	23.36	01/01/07	01/01/14

Jeffrey J. Fletcher	01/01/13	0	8,000	17.55	01/01/16	01/01/23
	01/01/12	0	4,500	15.01	01/01/15	01/01/22
	01/02/11	12,000	0	12.84	01/02/14(2)	01/02/21
	01/01/09	10,000	0	21.43	01/01/12	01/01/19
	01/01/08	6,000	0	33.41	01/01/11	01/01/18
	02/05/07	6,000	0	33.62	02/05/10	02/05/17

RSU Awards
Name	Grant Date	Number of Underlying Securities That Have Not Vested (#)(3)	Market Value of Underlying Securities That Have Not Vested ($)(4)	Date Fully Vested
Mark R. Richards	01/01/13	37,000	601,250	01/01/16
	01/01/12	40,000	650,000	01/01/15

Thomas J. Ferree	01/01/13	11,000	178,750	01/01/16
	01/01/12	14,500	235,625	01/01/15

Kerry S. Arent	01/01/13	5,000	81,250	01/01/16
	01/01/12	5,000	81,250	01/01/15

Tami L. Van Straten	01/01/13	4,000	65,000	01/01/16
	01/01/12	2,000	32,500	01/01/15

Jeffrey J. Fletcher	01/01/13	4,000	65,000	01/01/16
	01/01/12	1,500	24,375	01/01/15

(1)Employees are generally entitled to exercise any LTIP units only after holding the units for at least three years and for up to ten years from the date of grant.

(2)These LTIPs have subsequently been vested and exercised. Their value as of 12/31/2013 is:

Mr. Ferree: 15,000 units valued at $51,150

Ms. Arent: 18,000 units valued at $61,380

Ms. Van Straten: 10,000 units valued at $34,100

(3)RSU units are vested three years after the award date and paid at vesting.

(4)The market value of RSU units that have not vested was calculated by multiplying the number of units by the PDC stock price of $16.25 as of December 31, 2013 as determined by the semi-annual ESOP valuation.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Mark R. Richards	Pension	6.0	148,527	0
	SERP	6.0	616,779	0

Thomas J. Ferree	Pension	4.4	128,734	0
	SERP	4.4	128,697	0

Kerry S. Arent	Pension	28.8	579,803	0
	SERP	28.8	45,162	0

Tami L. Van Straten	Pension	10.1	110,109	0
	SERP	10.1	0	0

Jeffrey J. Fletcher	Pension	4.1	139,684	0
	SERP	4.1	9,400	0

(1)The valuation methods and material assumptions used in determining the present value of accumulated pension benefits are discussed in detail in Note 14 of the Consolidated Financial Statements in Item 8, above.

Pension Plan and Supplemental Executive Retirement Plan (“SERP”). The Company maintains a broad-based tax-qualified, noncontributory defined benefit pension plan for eligible salaried employees, referred to as the Pension Plan. Benefits under the Pension Plan vest after five years of service. Benefits are based on years of service and employee pay. The Company has also established the SERP to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations in the Pension Plan. Benefits under the Pension Plan and the SERP are paid as annuities (except for small benefits defined as less than $20,000). The SERP benefit, when added to the Pension Plan benefit, provides a combined benefit equal to the benefit under the Pension Plan as if certain tax-qualified plan limitations did not apply. The total combined benefit under the plans is equal to 1.0% of final average compensation up to Social Security covered compensation, plus 1.4% of final average compensation above Social Security covered compensation, multiplied by years of benefit service (limited to 35 years). Under the Pension Plan and the SERP, a pension is payable upon retirement at age 65 with 5 years of service. Benefit payments may begin as early as age 55. The benefit is actuarially reduced when payments begin earlier than age 62. In accordance with the terms of the plan, the Company provides an enhancement to the benefit for all eligible salaried employees when age plus service equals 65 or more at the time of termination. The pension benefits are based on years of credited service and the average annual compensation received during the highest five full consecutive calendar years of the last ten years prior to termination or March 1, 2011, whichever occurs first. Compensation covered by the plans includes base salary, bonus and deferred compensation.

In December 2007, it was announced that the Pension Plan covering eligible salaried employees, of which certain named executives officers are participants, will be frozen effective January 1, 2015 and replaced with a broad-based tax-qualified, noncontributory defined contribution benefit which is referred to as the Retirement Contribution benefit described below. New hires were not permitted in the plan on or after January 1, 2008. All eligible participants in the Pension Plan, including named executive officers, were given a one-time opportunity to accelerate participation in the Retirement Contribution benefit by electing to freeze their benefit in the Pension Plan and begin receiving the Retirement Contribution benefit effective April 1, 2008. In December 2010, it was announced that the effective date of the freeze would be changed from January 1, 2015 to March 1, 2011.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)(1)	Company Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2013 ($)
Mark R. Richards	320,000	193,050	126,139	0	1,865,139
Thomas J. Ferree	276,416	75,056	48,415	0	443,809
Kerry S. Arent	178,423	42,384	27,753	0	293,821
Tami L. Van Straten	0	26,124	0	0	26,124
Jeffrey J. Fletcher	65,813	29,938	15,835	0	112,504

(1)Employee Contributions to the Nonqualified Excess Plan may include base salary, annual performance-based incentive pay and/or Restricted Stock Units. Amounts reported as deferred under the Nonqualified Excess Plan are included as part of Total Compensation in the Summary Compensation Table.

(2)Excess Plan contribution related to Retirement Contribution Benefit (see below).

Nonqualified Excess Plan. On February 1, 2006, the Company established a Nonqualified Excess Plan for approximately 100 highly compensated employees including directors and executive officers. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the Code limits the ability of highly compensated employees to participate under tax-qualified plans. This plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings in an amount of up to 50% of a participant’s base salary and/or up to 75% of a participant’s annual performance-based incentive pay and/or Restricted Stock Units. Participants in the plan choose to have deferrals deemed invested in selected mutual funds. The Company invests funds equal to the amounts deferred by participants in the mutual funds which the participants select for their deemed investments. These funds are the Company’s assets to which the participants have no claim other than as general creditors of the Company. The Company pays administrative expenses of the plan and annually adds funds to the plan to make up for any difference between the participants’ deemed investments and the actual performance of the investments.

Retirement Contribution Benefit and Excess Plan. As a replacement to the pension plan, any management employee hired on or after January 1, 2008, or those electing to freeze their accrued benefit under the pension plan on April 1, 2008 or March 1, 2011, will begin receiving a contribution for future retirement benefits into the 401(k) fund of the Appvion Retirement Savings and Employee Stock Ownership Plan (KSOP). The contribution is a points-based formula ranging from 1% to 5% of total compensation based on the employee’s age and service and is the same benefit provided to other eligible employees.

The Company has also established a benefit within the above referenced Nonqualified Excess Plan for management and other highly compensated employees whose benefits are reduced as the result of deferring income into the Nonqualified Excess Plan or by the tax-qualified plan income limitations applied to the KSOP Plan. This benefit provides the same 1% to 5% contribution calculated on excluded pay. There is an additional “KSOP match” of 6% of excluded pay which is calculated regardless of whether the employee participates in the KSOP plan.

The table below reflects the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment under various scenarios. The amounts shown assume that such termination would be effective December 31, 2013. These amounts are estimates. The actual amounts to be paid can only be determined at the time of a termination or a change of control.

Potential Payments upon Termination or Change of Control

Name	Termination Other Than for Misconduct or With Good Reason	COBRA Health Benefits ($)(1)	Outplacement Services ($)	Termination Protection Payments ($)(2)	Long-Term Incentive Plans ($)(3)	Company FICA To Be Paid ($)(4)	Tax Gross-Up Payments ($)	Total ($)
Mark R. Richards	Without Change of Control	19,276	8,000	1,601,520	937,750	36,819	0	2,603,365
	Within two years of Change of Control	38,551	8,000	5,185,520	2,337,800	109,088	0	7,678,959

Thomas J. Ferree	Without Change of Control	19,276	8,000	760,115	306,900	15,471	0	1,109,762
	Within two years of Change of Control	25,701	8,000	1,494,515	775,215	32,911	0	2,336,342

Kerry S. Arent	Without Change of Control	19,276	8,000	498,732	124,465	9,036	0	659,509
	Within two years of Change of Control	25,701	8,000	954,732	305,565	18,274	0	1,312,272

Tami L. Van Straten	Without Change of Control	12,850	5,500	252,963	34,100	4,163	0	309,576
	Within one year of Change of Control	12,850	5,500	252,963	138,420	5,675	0	415,408

Jeffrey J. Fletcher	Without Change of Control	12,850	5,500	227,426	40,920	3,891	0	290,587
	Within one year of Change of Control	12,850	5,500	227,426	135,875	5,268	0	386,919

(1)COBRA Health Benefits amounts stated in this table are based on cost of high deductible medical and comprehensive dental plan options.

(2)Includes Termination Protection Payments (or Enhanced Severance Payment for Mr. Fletcher and Ms. Van Straten) and prorated Annual Incentive.

(3)In the event of a change of control as defined in the Termination Protection Agreements, the LTIP and RSU become immediately exercisable. The amount reflects the value of all outstanding awards on December 31, 2013, including the value of any LTIPs paid out on February 21, 2014. The value of outstanding RSU units is determined by multiplying the number of units outstanding for each grant date by the PDC unit value on December 31, 2013. The value of outstanding LTIP units is determined by multiplying the number of units outstanding for each grant date by the change in unit value from the date of the grant to December 31, 2013.

(4)Assumes company Medicare rate at 1.45%.

Termination Protection Agreements. The Company has entered into Termination Protection Agreements with Mr. Richards, Mr. Ferree, and Ms. Arent that comply with Section 409A of the Internal Revenue Code. The agreements provide that if, at any time other than within two years after a “change of control,” as defined below, the Company terminates the executive officer’s employment other than for misconduct, or “permanent disability,” as defined below, or the executive officer terminates employment for “good reason,” as defined below, then the executive officer will continue to receive payments in accordance with the Company’s normal payroll practices for 18 months following termination of employment at a rate equal to the executive officer’s base salary in effect on the date on which his or her employment terminates. The payments to the executive officer would be reduced after twelve months from the date of termination by amounts he or she earns through other employment during the remaining portion of the 18-month salary continuation period. The payments would cease completely if the executive officer, at any time, directly or indirectly (whether a shareholder, owner, partner, consultant, employee or otherwise) engaged in a competing business, referred to in the Termination Protection Agreements as a “major business,” as defined below.

If, within two years of a change of control, the Company terminates the executive officer’s employment other than for misconduct, or permanent disability, or he or she terminates for good reason, then he or she is entitled to a lump-sum cash payment. This payment will be equal to two times his or her annual base salary (2.99 times for the CEO), plus a multiple of two times his or her targeted bonus (2.99 times for the CEO) for the fiscal year in which his or her employment terminates, or if no such bonus has been established for the fiscal year of termination, then the bonus for the fiscal year prior to termination is used. The executive officer will also be entitled to a lump-sum cash payment representing a partial bonus for the year of termination, based on the number of days the executive officer worked for the Company in the year of termination.

The Company has entered into enhanced severance agreements with Mr. Fletcher and Ms. Van Straten. The agreements provide that if the Company terminates Mr. Fletcher’s or Ms. Van Straten’s employment other than for misconduct or “permanent disability,” or if Mr. Fletcher or Ms. Van Straten terminate employment for “good reason,” as defined below, Mr. Fletcher or Ms. Van Straten will continue to receive payments in accordance with the Company’s normal payroll practices for 52 weeks. The first 26 weeks will be paid at a rate of 100% of base salary and the next 26 weeks will be paid at a rate of 60% of base salary. Mr. Fletcher and Ms. Van Straten are also entitled to a lump-sum cash payment representing a partial bonus for the year of termination, based on the number of full months Mr. Fletcher and Ms. Van Straten worked for the Company in the year of termination. These agreements remain in effect for 12 months following a change of control unless the Company gives 12 months advance notice prior to a change of control.

Whether or not an executive officer’s employment terminates within two years of a change of control, the executive officer would also receive his or her salary through the date of termination and all other amounts owed to the executive officer at the date of termination under the Company’s benefit plans. In addition, if the executive officer’s employment terminates as described in either of the preceding paragraphs, he or she would be entitled to reimbursement for outplacement services and continued health and dental coverage for the executive officer and the executive officer’s family for the length of severance.

A “change of control” is defined in these agreements as a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company, as defined by the occurrence of any one of the following events;

•the date upon which a third party acquires ownership of Company stock constituting more than 50% of the total fair market value of total voting power of the stock of the Company;

•the date upon which any third party acquires (during a 12-month period ending on the date of the most recent acquisition) ownership of the Company stock constituting more than 35% of the total voting power of the stock of the Company;

•the date upon which a majority of the Company’s Board of Directors are replaced during a 12-month period, and the new appointments are not endorsed by a majority of the Board prior to the date of appointment; or

•the date upon which any third party acquires (during a 12-month period ending on the date of the most recent acquisition) assets of the Company having a gross fair market value of at least 40% of the total gross fair market value of all assets of the Company immediately prior to such acquisition.

“Permanent disability” is defined in these agreements as any time an executive officer is entitled to receive benefits under Title II of the Social Security Act.

 “Good reason” is defined in these agreements as, prior to a change of control, without the executive officer’s consent, a reduction of 25% or more of the executive officer’s base salary, and after a change of control:

•a decrease in the executive officer’s position or responsibilities without his or her consent;

•failure to pay the executive officer’s salary or bonus in effect immediately prior to a change of control;

•the relocation of the executive officer’s principal place of employment without his or her consent; or

•failure by any successor entity to expressly assume and agree to the terms of the Termination Protection Agreement.

“Major business” is defined in these agreements as any business segment of the Company (e.g., carbonless paper, thermal paper or other business segments) that: (a) produced more than 5% of the revenues of the Company in the last full fiscal year prior to the executive’s termination; or (b) is projected to produce more than 5% of the revenues of the Company in the fiscal year of the executive’s termination or in either of the two succeeding fiscal years following the executive’s termination. Executive officers shall be deemed not a shareholder of a company that would otherwise be a competing entity if the executive officer’s record and beneficial ownership of the capital stock of such company amount to not more than 1% of the outstanding capital stock of any such company subject to the periodic and other reporting requirements of Section 13 or Section 15(d) of the Exchange Act.

2013 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)(3)
Stephen P. Carter	55,000	55,000	110,000
Terry M. Murphy	70,000	55,000	125,000
Andrew F. Reardon	62,500	55,000	117,500
Kathi P. Seifert	65,000	55,000	120,000
Mark A. Suwyn	55,000	55,000	110,000
George W. Wurtz	55,000	55,000	110,000

(1)Non-employee directors are entitled to participate in the Company’s Nonqualified Excess Plan and may defer 100% of their fees. Mr. Murphy deferred $70,000 of his cash compensation into that plan.

(2)On January 2, 2013, each of the then non-employee directors were issued 1566.9 deferred compensation units valued at the December 31, 2012 share price of $17.55 per share ($27,500). On July 1, 2013, each of the then non-employee directors were issued 1540.6 deferred compensation units valued at the June 30, 2013 share price of $17.85 per share ($27,500). The amounts reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Codification Topic.

(3)On March 7, 2013, the board approved changing the quarterly cash compensation payment schedule from paying in advance, to paying in arrears. The 2013 first quarter payment was made in December 2012, with the balance of the new chair fees paid in March 2013. All subsequent 2013 quarterly payments were made at the end of each quarter.

Non-Employee Director Compensation. Cash compensation to directors of PDC and Appvion, who are not employees of Appvion, PDC or any of their subsidiaries, consists of $55,000 in annual retainer fees and $15,000 annually for serving as the chairman of the Audit Committee, $10,000 annually for serving as the chairman of the Compensation Committee or $7,500 for serving as the chairman of the Corporate Governance Committee, thus maintaining competitive market pay. Committee chair responsibilities are described in Item 10. Director fees are paid quarterly in arrears of the services provided. If a director joins or ceases to be a director during a quarter, the cash compensation for the quarter is prorated by the number of months served. There are no separate fees paid for participation in committee or board meetings.

Directors also receive deferred compensation of $55,000 awarded in units which track PDC common stock. Deferred compensation will be calculated and accrued for six-month calendar periods of service beginning January 1 and July 1 using the PDC common stock price determined by the ESOP trustee as of the ESOP valuation date coincident with or most recently preceding such date of payment. If a director joins or ceases to be a director during the six-month period, the deferred compensation is prorated for the time served as a director. The deferred compensation will be paid upon cessation of service as a director in five annual cash installments, with each installment equal to one-fifth of the director’s units and the first installment paid following the next semi-annual share price determination. The value of the installment payment will be determined by the PDC common stock price in effect at the time of payment. In the event of death, disability or change in control, the deferred compensation will fully vest and be paid in a single sum using the PDC common stock price most recently determined by the ESOP trustee. No non-employee director has a compensation arrangement which differs from these standard compensation arrangements. On March 7, 2013, the board adopted The Appvion, Inc. Non-Employee Director Deferred Compensation Plan to formalize the terms of the plan.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Appvion Employee Stock Ownership Trust, whose address is c/o State Street Global Advisors, One Lincoln Street, Boston, Massachusetts 02111, owns beneficially and of record 100% of the issued and outstanding shares of PDC. Effective April 1, 2013, the Appvion Employee Stock Ownership Trust was transferred to Reliance Trust, whose address is P.O. Box 28166, Atlanta, Georgia 30358. PDC owns beneficially and of record 100% of the issued and outstanding shares of Appvion.

The following table sets forth as of December 31, 2013, the number of shares, if any, allocated to the accounts of the directors, the named executive officers and the directors and executive officers as a group in Appvion Stock Fund of the KSOP.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent
Mark R. Richards	20,958	*
Thomas J. Ferree	25,365	*
Kerry S. Arent	31,644	*
Tami L. Van Straten	9,421	*
Jeffrey J. Fletcher	4,591	*
Stephen P. Carter	—(2)	*
Terry M. Murphy	—(2)	*
Andrew F. Reardon	—(2)	*
Kathi P. Seifert	—(2)	*
Mark A. Suwyn	—(2)	*
George W. Wurtz	—(2)	*

All directors and executive officers as a group (11 persons)	91,979	1.13%

*Less than 1%.

(1)Participants in the KSOP have the right to direct the ESOP trustee to vote shares of common stock which have been allocated to that participant’s ESOP account either for or against specified corporate events relating to PDC. For all other shareholder votes, the ESOP trustee will vote all shares of common stock held by the ESOP as directed by the ESOP committee, subject to the security holders agreements described above under “Item 10. Directors, Executive Officers and Corporate Governance.” Participants have statutory diversification rights beginning at age 55, conditional diversification rights, and the right to receive distributions from the participant’s KSOP account upon retirement, death, disability, resignation, dismissal or permanent layoff. Participants may not sell, pledge or otherwise transfer the shares of common stock allocated to their KSOP accounts.

(2)Non-employee directors are not eligible to participate in the KSOP.

Item 13.          Certain Relationships and Related Transactions and Director Independence

None.

Item 14.          Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for both the audit of financial statements as of and for the years ended December 28, 2013 and December 29, 2012, and the review of the financial statements included in the Quarterly Reports on Form 10-Q and assistance with and review of documents filed with the SEC, including those related to the discontinued business combination transaction, during those periods were $689,857 in 2013 and $2,226,667 in 2012. During both 2013 and 2012, PricewaterhouseCoopers LLP did not bill any aggregate fees for audit-related services.

Tax Fees. The aggregate fees billed by PricewaterhouseCoopers LLP for tax services were $42,693 in 2013 and $210,313 in 2012. The 2013 fees relate to international operations as well as tax implications for refinancing debt. The 2012 fees relate to the discontinued business combination transaction as well as tax compliance for Rose Holdings Limited in the United Kingdom.

All Other Fees. There were other fees of $1,800 in both 2013 and 2012 billed by PricewaterhouseCoopers LLP.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

	Report of Independent Registered Public Accounting Firm	44

	Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012	45

	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 28, 2013, December 29, 2012 and December 31, 2011	46

	Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011	47

	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011	48
	Notes to Consolidated Financial Statements	49

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	118

(a)(2)	SCHEDULE I – Condensed Financial Information	119

	SCHEDULE II – Valuation and Qualifying Accounts	122

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of a schedule or because the information required is included in the consolidated financial statements of PDC or the notes thereto or the schedules are not required or are inapplicable under the related instructions.

(a)(3)	Exhibits.

3.1

Amended and Restated Articles of Incorporation of Paperweight Development Corp. Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

3.2

Amended and Restated By-laws of Paperweight Development Corp. Incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

4.1

Indenture, dated as of November 19, 2013,  among  Appvion, Inc. and each of the guarantors named therein (including Paperweight Development Corp.) and U.S. Bank National Association, as trustee and as collateral agent governing the 9.0% Second Lien Senior Secured Notes due 2020 (the “Second Lien Senior Secured Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed November 22, 2013.

4.2

Form of Second Lien Senior Secured Note (included as Exhibit A to the Second Lien Senior Secured Notes Indenture). Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed November 22, 2013.

4.3

Second Lien Collateral Agreement, dated as of November 19, 2013, made by Paperweight Development Corp., Appvion, Inc., and each other Grantor identified therein in favor of U.S. Bank National Association, as collateral agent. Incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed November 22, 2013.

4.4

Second Lien Collateral Agreement, dated as of November 19, 2013,  made by Appvion Canada, Ltd., and each other Grantor identified therein in favor of U.S. Bank National Association, as collateral agent. Incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed November 22, 2013.

10.1

Purchase Agreement by and among Arjo Wiggins Appleton p.l.c., Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of July 5, 2001. Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.1.1

Amendment to Purchase Agreement by and among Arjo Wiggins US Holdings Ltd., Arjo Wiggins North America Investments Ltd., Arjo Wiggins Appleton Ltd., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.2

Fox River AWA Environmental Indemnity Agreement by and among Arjo Wiggins Appleton p.l.c., Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2011.

10.2.1

Amendment to Fox River AWA Environmental Indemnity Agreement by and among Paperweight Development Corp., New Appleton LLC, Appleton Papers Inc. and Arjo Wiggins Appleton Ltd., dated as of June 11, 2004. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.3

Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc. and Paperweight Development Corp., dated as of November 9, 2001. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.3.1

Amendment to Fox River PDC Environmental Indemnity Agreement by and among Appleton Papers Inc., Paperweight Development Corp. and New Appleton LLC, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.4

Security Agreement by and among Appleton Papers Inc., Paperweight Development Corp., New Appleton LLC and Arjo Wiggins Appleton p.l.c., dated as November 9, 2001. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.5

Amended and Restated Relationship Agreement by and among Arjo Wiggins Appleton Ltd. (f/k/a Arjo Wiggins Appleton p.l.c.), Arjo Wiggins (Bermuda) Holdings Limited, Paperweight Development Corp., PDC Capital Corporation and Arjo Wiggins Appleton (Bermuda) Limited, dated as of June 11, 2004. Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011.

10.6

Assignment and Assumption Deed, dated as of November 9, 2001, between Arjo Wiggins Appleton p.l.c. and Arjo Wiggins Appleton (Bermuda) Limited. Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.7

Collateral Assignment, dated as of November 9, 2001, between Arjo Wiggins Appleton (Bermuda) Limited Paperweight Development Corp., New Appleton LLC and Appleton Papers Inc. Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.8

Amended and Restated Trust Agreement for the Appvion, Inc. Employee Stock Ownership Trust, effective April 1, 2013, as amended August 7, 2013. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.9

Credit Agreement, dated as of June 28, 2013 among Appvion, Inc., as borrower, Paperweight Development Corp., as holdings, Jeffries Finance LLC, as administrative agent, and Fifth Third Bank, as revolver agent, swing line lender and L/C issuer. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed July 2, 2013.

10.9.1

First Amendment to Credit Agreement, dated as of November 11, 2013, among Appvion, Inc., as borrower, Paperweight Development Corp., as holdings, Jeffries Finance LLC, as administrative agent, and Fifth Third Bank, as revolver agent, swing line lender and L/C issuer. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed November 12, 2013.

10.10

Guarantee and Collateral Agreement made by Paperweight Development Corp., Appvion, Inc., and certain of its subsidiaries, in favor of Jeffries Finance LLC, as administrative agent, dated as of June 28, 2013. Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed July 2, 2013.

10.11

Guarantee and Collateral Agreement made by Appvion Canada, Ltd., in favor of Jeffries Finance LLC, as administrative agent, dated as of June 28, 2013. Incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed July 2, 2013.

10.12

Appleton Papers Inc. New Deferred Compensation Plan, as amended on October 31, 2002, and restated effective as of November 9, 2001. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(1)

10.13

The Executive Nonqualified Excess Plan of Appleton Papers Inc., as amended and restated on January 1, 2013. Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.(1)

10.13.1

Adoption Agreement, effective March 1, 2011, by Appleton Papers Inc. and Principal Life Insurance Company, as the provider. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2011. (1)

10.14

Appleton Papers Inc. Supplemental Executive Retirement Plan, as amended through March 28, 2001. Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (1)

10.14.1

Amendment to the Appleton Papers Inc. Supplemental Executive Retirement Plan, effective January 1, 2009. Incorporated by reference to Exhibit 10.16.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

10.15	Form of Termination Protection Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)

10.15.1

Clarifying Amendment to Form of Termination Protection Agreement, effective November 11, 2010. Incorporated by reference to Exhibit 10.17.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)

10.16

Form of Enhanced Severance Agreement, as amended November 11, 2010. Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.(1)

10.17

Termination Protection Agreement Amended and Restated for Mark R. Richards dated effective December 17, 2008. Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)

10.17.1

Clarifying Amendment to Termination Protection Agreement Amended and Restated for Mark R. Richards, effective November 11, 2010. Incorporated by reference to Exhibit 10.19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)

10.18

Amended and Restated Intellectual Property Agreement among Appleton Papers Inc., WTA Inc., Appleton Coated Papers Holdings Inc. and Appleton Coated LLC, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.19

Trademark License Agreement between Appleton Papers Inc., f/k/a Lentheric, Inc., and NCR Corporation, dated as of June 30, 1978. Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.20

Security Holders Agreement by and between Paperweight Development Corp. and the Appleton Papers Inc. Employee Stock Ownership Trust, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.21

Security Holders Agreement by and among Paperweight Development Corp., Appleton Investment Inc. and Appleton Papers Inc., dated as of November 9, 2001. Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.22

Appleton Papers Retirement Savings and Employee Stock Ownership Plan, amended and restated generally effective January 1, 2009. Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

10.22.1

Resolution by Appleton’s Board of Directors dated December 8, 2010, amending the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan, generally effective March 1, 2011. Incorporated by reference to Exhibit 10.24.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)

10.22.2

Resolution by Appleton’s ESOP Administrative Committee and the Benefit Finance Committee of Appleton Papers Inc. effective October 1, 2011, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009. Incorporated by reference to Exhibit 10.26.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)

10.22.3

Resolution by Appleton’s ESOP Administrative Committee effective January 1, 2012, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009. Incorporated by reference to Exhibit 10.24.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.(1)

10.22.4

Resolution by Appleton’s ESOP Administrative Committee effective October 8, 2012, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009. Incorporated by reference to Exhibit 10.24.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.(1)

10.23

Amended and restated Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2011. (1)

10.23.1

Resolutions by the Benefit Finance Committee of Appleton Papers Inc. dated April 4, 2011 further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2011. (1)

10.23.2

Resolutions by the Benefit Finance Committee of Appleton Papers Inc. effective July 1, 2012 further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.25.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.(1)

10.23.3

Resolutions by the Benefit Finance Committee of Appleton Papers Inc. effective September 24, 2012, further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.25.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.(1)

10.23.4	Resolutions by the Benefit Finance Committee of Appvion, Inc. dated June 12, 2013, further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. (1)

10.23.5	Resolutions by the Benefit Finance Committee of Appvion, Inc. effective December 16, 2013, further amending the Appvion, Inc. Retirement Plan as amended through March 9, 2011. (1)

10.24	Form of Non-Employee Director Deferred Compensation Agreement. Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006. (1)

10.25

Appleton Papers Inc. Long-Term Incentive Plan, as amended and restated, effective as of January 1, 2011. Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)

10.26

Appleton Papers Inc. Long-Term Performance Cash Plan, amended and restated, effective November 11, 2010. Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)

10.27

Appleton Papers Inc. Long Term Restricted Stock Unit Plan, revised and restated effective November 11, 2010. Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)

10.28

Stock Purchase Agreement between Appleton Papers Inc. and NEX Performance Films Inc. dated as of July 2, 2010. Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K/A filed August 9, 2010 (exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request).

10.29

Supply Agreement dated as of February 22, 2012 between Domtar Paper Company, LLC, Domtar A.W. LLC and Appleton Papers Inc. (with certain confidential information deleted therefrom). Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

18.1

Letter of Concurring Opinion from PricewaterhouseCoopers, dated March 11, 2011, to the Board or Directors of Paperweight Development Corp. and Subsidiaries regarding the preferability of change in accounting principle from the LIFO to the FIFO method. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

18.2

Letter of Concurring Opinion from PricewaterhouseCoopers, dated March 13, 2013, to the Board of Directors Paperweight Development Corp. and Subsidiaries regarding the preferability of changes in accounting principles to mark-to-market accounting for pension and other postretirement benefit plans, and to certain costs included in inventory. Incorporated by reference to Exhibit 18.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012

21.1	Subsidiaries of Paperweight Development Corp.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

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

(1)Management contract or compensatory plan or arrangement.

Certain exhibits and schedules to the agreements filed herewith have been omitted. Such exhibits and schedules are described in the agreements and are not material. The Registrants hereby agree to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP.
By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 12, 2014

/s/ THOMAS J. FERREE Thomas J. Ferree	Senior Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2014

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Vice President, Controller and Assistant Treasurer	March 12, 2014

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 12, 2014

/s/ TERRY M. MURPHY	Director	March 12, 2014
Terry M. Murphy

/s/ ANDREW F. REARDON	Director	March 12, 2014
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 12, 2014

/s/ MARK A. SUWYN Mark A. Suwyn	Director	March 12, 2014

/s/ GEORGE W. WURTZ George W. Wurtz	Director	March 12, 2014

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON

FINANCIAL STATEMENT SCHEDULES

To the Shareholder and Board of Directors of Paperweight Development Corp. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 13, 2014 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 13, 2014

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

SCHEDULE I

PAPERWEIGHT DEVELOPMENT CORP.
CONDENSED BALANCE SHEETS
(dollars in thousands)

	December 28, 2013	December 29, 2012
ASSETS
Current assets
Other current assets	$59,253	$65,000
Total current assets	59,253	65,000

Other assets	12	12

Total assets	$59,265	$65,012

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED
OTHER COMPREHENSIVE INCOME
Current liabilities
Due to Appvion, Inc.	$56,816	$65,000
Total current liabilities	56,816	65,000

Investment in Appvion, Inc.	350,487	352,909

Redeemable common stock, $0.01 par value, shares
authorized: 30,000,000, shares issued and outstanding:
8,129,112 and 8,730,118, respectively	63,322	81,704
Accumulated deficit	(415,173)	(439,923)
Accumulated other comprehensive income	3,813	5,322

Total liabilities, redeemable common stock,
accumulated deficit and accumulated other
comprehensive income	$59,265	$65,012

The accompanying notes are an integral part of these condensed financial statements.

PAPERWEIGHT DEVELOPMENT CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011

(Income) loss in equity investments	$(17,275)	$148,451	$47,652

Income (loss) before income taxes	17,275	(148,451)	(47,652)

Net income (loss)	17,275	(148,451)	(47,652)

Other comprehensive (loss) income:
Changes in retiree plans	(1,511)	(4,812)	433
Realized and unrealized gains (losses) on derivatives	2	(2,890)	1,373
Total other comprehensive (loss) income	(1,509)	(7,702)	1,806

Comprehensive income (loss)	$15,766	$(156,153)	$(45,846)

The accompanying notes are an integral part of these condensed financial statements.

PAPERWEIGHT DEVELOPMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

For the Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net cash flows from operating activities	$—	$—	$—
Net cash flows from investing activities	—	—	—
Net cash flows from financing activities	—	—	—
Change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

Noncash investing and financing activities
Proceeds from issuance of redeemable common stock	$2,910	$2,884	$2,875
Payments to redeem common stock	$(16,441)	$(14,070)	$(12,351)

The accompanying notes are an integral part of these condensed financial statements.

PAPERWEIGHT DEVELOPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

BASIS OF PRESENTATION

The Parent Company follows the accounting policies as described in Note 2 to the consolidated financial statements of Paperweight Development Corp. and subsidiaries (the “Company”), with the exception of its investment in its subsidiary for which the Parent Company uses the equity method of accounting.

Certain of the Company’s debt agreements place restrictions on the ability of the Parent Company’s subsidiaries to transfer funds to the Parent Company in the form of cash dividends, loans, or advances.  The types of restrictions vary depending on the nature and amount of the transfer.  At December 28, 2013, $13.7 million of net assets of the Parent Company’s subsidiaries were subject to such restrictions.

For further information, reference should be made to the notes to the audited consolidated financial statements of the Company.

REDEEMABLE COMMON STOCK

For further information on proceeds from the issuance of redeemable common stock and payments to redeem common stock, refer to Note 20 of the notes to the audited consolidated financial statements of the Company.

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in thousands)

	Balance at	Charged To	Amounts Written
	Beginning	Costs and	Off Less	Balance at
Allowances for Losses on Accounts Receivable	of Period	Expenses	Recoveries	End of Period

December 31, 2011	1,435	679	(928)	1,186
December 29. 2012	1,186	193	(302)	1,077
December 28. 2013	1,077	(13)	(157)	907