Form 10-Q
period 2014-03-30
PAPERWEIGHT DEVELOPMENT CORP
filed 2014-05-08
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

xQUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2014

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

Large Accelerated filer  ¨    Accelerated filer  ¨    Non-accelerated filer  x    (Do not check if a smaller reporting company)

Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ¨    No  x

As of May 1, 2014,  7,658,429 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp. were held by non-affiliates.

Documents incorporated by reference: None.

Paperweight Development Corp. meets the conditions set forth in General Instruction I(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	March 30, 2014	December 28, 2013

ASSETS
Current assets
Cash and cash equivalents	$2,825	$1,800
Accounts receivable, less allowance for doubtful accounts of $975 and $907, respectively	81,823	75,928
Inventories	97,546	92,313
Other current assets	63,364	65,331
Total current assets	245,558	235,372

Property, plant and equipment, net of accumulated depreciation of $631,991 and $625,593, respectively	242,764	245,233
Intangible assets, net	40,983	41,554
Other assets	25,465	25,369

Total assets	$554,770	$547,528

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$11,709	$4,734
Accounts payable	67,832	61,454
Accrued interest	11,217	6,360
Other accrued liabilities	94,948	97,615
Total current liabilities	185,706	170,163

Long-term debt	587,991	592,412
Postretirement benefits other than pension	30,555	30,605
Accrued pension	59,920	66,143
Other long-term liabilities	37,347	36,243
Commitments and contingencies (Note 11)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,128,417 and
8,129,112, respectively	61,635	63,322
Accumulated deficit	(411,486)	(415,173)
Accumulated other comprehensive income	3,102	3,813
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$554,770	$547,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	For the	For the
	Three Months Ended	Three Months Ended
	March 30, 2014	March 31, 2013

Net sales	$203,754	$210,834

Cost of sales	157,499	162,596

Gross profit	46,255	48,238

Selling, general and administrative expenses	31,750	30,356

Operating income	14,505	17,882

Other expense
Interest expense	12,320	14,961
Foreign exchange loss	117	711

Income before income taxes	2,068	2,210

Provision for income taxes	57	67

Net income	2,011	2,143

Other comprehensive (loss) income:
Changes in retiree plans	(179)	(397)
Realized and unrealized (losses)
gains on derivatives	(532)	1,294
Total other comprehensive (loss) income	(711)	897

Comprehensive income	$1,300	$3,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)

	March 30,	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,011	$2,143
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	6,783	6,925
Amortization of intangible assets	571	571
Amortization of financing fees	506	708
Amortization of bond discount	235	289
Employer 401(k) noncash matching contributions	639	782
Foreign exchange loss	133	716
Noncash loss on hedging	—	197
Loss on disposals of equipment	—	16
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(6,016)	(727)
Inventories	(5,252)	(470)
Other current assets	455	(157)
Accounts payable and other accrued liabilities	14,173	(1,097)
Accrued pension	(6,101)	(5,152)
Other, net	(1,160)	(990)
Net cash provided by operating activities	6,977	3,754

Cash flows from investing activities:
Proceeds from sale of equipment	3	—
Additions to property, plant and equipment	(3,204)	(3,706)
Net cash used by investing activities	(3,201)	(3,706)

Cash flows from financing activities:
Payment of first lien term loan	(837)	—
Payments relating to capital lease obligations	(27)	(22)
Proceeds from old revolving line of credit	—	65,250
Payments of old revolving line of credit	—	(62,450)
Proceeds from new revolving line of credit	97,400	—
Payments of new revolving line of credit	(93,900)	—
Payments of State of Ohio loans	(344)	(327)
Payments to redeem common stock	(11)	(10)
Decrease in cash overdraft	(5,016)	(2,559)
Net cash used by financing activities	(2,735)	(118)

Effect of foreign exchange rate changes on cash and cash equivalents	(16)	(5)
Change in cash and cash equivalents	1,025	(75)
Cash and cash equivalents at beginning of period	1,800	1,851
Cash and cash equivalents at end of period	$2,825	$1,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income
Balance, December 28, 2013	8,129,112	$63,322	$(415,173)	$3,813

Net income	—	—	2,011	—
Other comprehensive loss	—	—	—	(711)
Redemption of redeemable common stock	(695)	(11)	—	—
Accretion of redeemable common stock	—	(1,676)	1,676	—

Balance, March 30, 2014	8,128,417	$61,635	$(411,486)	$3,102

Balance, December 29, 2012	8,730,118	$81,704	$(439,923)	$5,322

Net income	—	—	2,143	—
Other comprehensive income	—	—	—	897
Redemption of redeemable common stock	(562)	(10)	—	—
Accretion of redeemable common stock	—	(1,236)	1,236	—

Balance, March 31, 2013	8,729,556	$80,458	$(436,544)	$6,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments necessary for the fair statement of comprehensive income for the three months ended March 30, 2014 and March 31, 2013, the cash flows for the three months ended March 30, 2014 and March 31, 2013 and financial position at March 30, 2014 and December 28, 2013 have been made.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes Appvion, Inc., formally known as Appleton Papers Inc, and its 100%-owned subsidiaries (collectively “Appvion”) for each of the three years in the period ended December 28, 2013, which are included in the annual report on Form 10-K for the year ended December 28, 2013. The consolidated balance sheet data as of December 28, 2013, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of March 30, 2014		As of December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$28,897	$44,665	$28,373
Patents	7,117	7,117	7,474	7,474
Customer relationships	5,365	3,015	5,365	2,968
Subtotal	57,147	$39,029	57,504	$38,815
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$80,012		$80,369

Amortization expense for each of the three-month periods ended March 30, 2014 and March 31, 2013, was $0.6 million.

3.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	March 30, 2014	December 28, 2013
Finished goods	$45,705	$46,096
Raw materials, work in process, stores and spare parts	51,841	46,217
	$97,546	$92,313

The stores and spare parts inventory balance was $16.0 million and $15.9 million as of March 30, 2014 and December 28, 2013, respectively. It was valued at average cost and included in raw materials, work in process, stores and spare parts. All other inventories are valued using the first-in, first-out (“FIFO”) method.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	March 30, 2014	December 28, 2013
Land and improvements	$9,998	$9,777
Buildings and improvements	135,747	135,468
Machinery and equipment	686,638	678,311
Software	33,471	33,476
Capital leases	597	309
Construction in progress	8,304	13,485
	874,755	870,826
Accumulated depreciation	(631,991)	(625,593)
	$242,764	$245,233

Depreciation expense for the three months ended March 30, 2014 and March 31, 2013 consists of the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
Depreciation Expense	March 30, 2014	March 31, 2013
Cost of sales	$6,052	$6,265
Selling, general and administrative expenses	731	660
	$6,783	$6,925

5.       OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	March 30, 2014	December 28, 2013
Environmental indemnification receivable	$57,752	$59,253
Other	5,612	6,078
	$63,364	$65,331

The environmental indemnification receivables of $57.8 million and $59.3 million, noted above for the periods ended March 30, 2014 and December 28, 2013, respectively, represent an indemnification receivable from Windward Prospects Ltd (formerly Arjo Wiggins Appleton Limited, “AWA”) as recorded on the Condensed Consolidated Balance Sheet.

Other noncurrent assets consist of the following (dollars in thousands):

	March 30, 2014	December 28, 2013
Deferred debt issuance costs	$13,078	$13,584
Other	12,387	11,785
	$25,465	$25,369

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the Condensed Consolidated Balance Sheet, consist of the following (dollars in thousands):

	March 30, 2014	December 28, 2013
Compensation	$7,677	$5,700
Trade discounts	11,003	12,397
Workers’ compensation	4,497	4,816
Accrued insurance	2,037	2,062
Other accrued taxes	1,410	1,462
Postretirement benefits other than pension	2,637	2,637
Fox River Liabilities	57,752	59,253
Restructuring reserve	594	668
Other	7,341	8,620
	$94,948	$97,615

7.       NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation. ASU 2013-04 was effective for the Company's annual and interim periods beginning after December 15, 2013 and retrospective application is required for all prior periods presented. As required, the Company adopted this guidance beginning in the first quarter ended March 30, 2014 and there was no impact to the Company’s consolidated financial statements as a result of adoption.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” It expands required disclosures related to the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. It requires disclosure of net and gross positions in covered financial instruments and derivative instruments which are either (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. To clarify the guidance provided in ASU 2011-11, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" in January 2013. It clarifies the scope of the guidance to include derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. The amendments were effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. As required, the Company adopted this guidance for its fiscal year beginning December 29, 2013 and the first quarter interim period ended March 30, 2014. The impact to the Company’s consolidated financial statements, as a result of adoption, was not material.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.      EMPLOYEE BENEFITS

The components of net periodic pension cost associated with the defined benefit pension plans include the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
Pension Benefits	March 30, 2014	March 31, 2013
Net periodic benefit cost
Service cost	$1,232	$1,299
Interest cost	5,106	4,618
Expected return on plan assets	(5,834)	(6,029)
Amortization of prior service cost	122	122
Net periodic benefit cost	$626	$10

The Company expects to contribute approximately $18.0 million to its funded pension plan in 2014. The Company contributed $6.6 million to the plan during the first three months of 2014.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton, Ohio represented manufacturing employees, where the collective bargaining agreement expired April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees in Kansas City and West Carrollton, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. This resulted in a full withdrawal from the multi-employer plan, for which, the Company recorded a $7.0 million expense in third quarter 2012 representing its estimated cost to satisfy its complete withdrawal liability under the terms of the plan’s trust agreement. This was in addition to the $18.0 million partial withdrawal liability recorded as a restructuring reserve during first quarter 2012 due to the workforce reduction at West Carrollton resulting from the cessation of papermaking activities. Payments of $0.5 million were made during first quarter 2014, resulting in interest expense of $0.3 million and a $0.2 million reduction of the reserve. Of the total $24.8 million reserve, $0.8 million is classified as short-term and $24.0 million is classified as long-term within the Condensed Consolidated Balance Sheet as of March 30, 2014. The estimated obligation for the complete withdrawal liability was derived from available information, including but not limited to collective bargaining agreements, plan trust agreements, participation agreements, ERISA statutes, regulations and rulings, discussions with the plan trustee, and discussions with legal counsel. The recorded liability is the Company’s best estimate of the amount to satisfy the withdrawal liability, with a payment period that began January 2014 and could extend for up to 20 years, discounted in accordance with ASC Section 450-20-S99-1.

9.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The components of other postretirement benefit cost include the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
Other Postretirement Benefits	March 30, 2014	March 31, 2013
Net periodic benefit cost (gain)
Service cost	$77	$81
Interest cost	362	375
Amortization of prior service credit	(301)	(519)
Net periodic benefit cost (gain)	$138	$(63)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.      LONG-TERM INCENTIVE COMPENSATION

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

During first quarter 2014, 108,650 additional units were granted under the RSU plan. Due to terminations of employment, 925 unvested units were forfeited during the current year quarter. A balance of 323,850 RSU units remains as of March 30, 2014. Approximately $0.3 million of expense, related to this plan, was recorded during each of the three-month periods ended March 30, 2014 and March 31, 2013. During the first three months of 2014, 210,650 additional units were granted under the LTIP plan. Approximately $0.4 million of expense was recovered during the three-month period ending March 30, 2014. Expense of approximately $0.2 million was recorded during the three-month period ended March 31, 2013.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. There was no expense recorded for this plan during the three months ended March 30, 2014 and approximately $0.1 million was recorded as plan expense for the three-month period ended March 31, 2013.

11.      COMMITMENTS AND CONTINGENCIES

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

The rulings do not affect Appvion’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appvion’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appvion and BAT have joint and several liability under the Arbitration for certain costs relating to the Lower Fox River and other potential future sites. Appvion initiated the dispute resolution procedures outlined in the 1998 agreement and arbitration commenced in March 2014. Issues in dispute include the scope of Appvion’s liability under the agreement, if any, as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). A decision on the Dispute Resolution is pending. The current carrying amount of Appvion’s liability under the Arbitration is $57.8 million, which represents Appvion’s best estimate of potential amounts to be paid.

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

The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appvion has recorded a $57.8 million environmental indemnification receivable as of March 30, 2014.

Estimates of Liability. The accrued Arbitration liability is derived from available information, including consideration of uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage (“NRD”) assessments, the evolving nature of remediation and restoration technologies and governmental policies, NCR’s share of liability relative to other PRPs and the extent of BAT’s performance under the Arbitration. Appvion believes NCR has paid more than its estimated share of the liability based on the assumptions below. Based on the analysis of available information, it is reasonably possible that the Company’s costs to satisfy its Arbitration liability, when ultimately settled, could range from $6 million to $300 million, with a payment period extending beyond ten years. The Company has recorded a liability of $57.8 million at March 30, 2014, which is its best estimate of the probable loss within this range. The Company believes the likelihood of an outcome in the upper end of the range is significantly less than other possible outcomes within the range. Interim legal determinations may periodically obligate NCR (and BAT and Appvion pursuant to the Arbitration) to fund portions of the cleanup costs to extents greater than NCR’s share as finally determined, and in such instances, Appvion may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under the indemnification agreements, Appvion is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appvion paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. As of March 30, 2014, AWA has paid $280.7 million in connection with Fox River Liabilities. At March 30, 2014, PDC’s total indemnification receivable from AWA was $57.8 million, all of which is recorded in other current assets.

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

12.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $0.6 million and $0.8 million in each of the three-month periods ended March 30, 2014 and March 31, 2013, respectively. As a result of hardship withdrawals, 695 shares of PDC redeemable common stock were repurchased during the first three months of 2014 at an aggregate price of approximately $11,000. During the first three months of 2013, as a result of hardship withdrawals, 562 shares of PDC redeemable common stock were repurchased at an aggregate price of approximately $10,000.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period-end. Redeemable common stock is being accreted to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of March 30, 2014. For several semi-annual periods prior to year-end 2010, stock valuations resulted in decreases to the stock price. The impact of these reductions, as well as a decrease in the year-end 2013 share price, caused the Company to reduce redeemable common stock accretion during first quarter 2014. Based upon the estimated fair value of the redeemable common stock at March 30, 2014, an ultimate redemption liability of approximately $126 million was determined and accretion was reduced by $1.7 million. The redeemable common stock recorded book value as of March 30, 2014, was $62 million.

Similarly, redeemable common stock accretion was reduced by $1.2 million for the three months ended March 31, 2013. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $153 million was determined. The redeemable common stock recorded book value as of March 31, 2013, was $80 million.

13.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risks from changes in foreign currency exchange rates, commodity prices and interest rates. The fair values of all derivatives are recorded in the Condensed Consolidated Balance Sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $19.5 million as of March 30, 2014. These contracts have settlement dates extending through June 2015.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the collar price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At March 30, 2014, the hedged volumes of these contracts totaled 917,112 MMBTU (Million British Thermal Units) of natural gas. All contracts were settled during April 2014.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. During 2012, there was one pulp swap contract designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge was deferred in accumulated other comprehensive income until the inventory containing the pulp was sold. This pulp hedge was settled as of September 30, 2012. The remaining financial impact of this pulp hedge was recorded in the Company’s Condensed Consolidated Statement of Comprehensive Income during first quarter 2013.  As of March 30, 2014, there were no pulp swap contracts in place.

On July 30, 2013, Appvion entered into an interest rate swap contract on $100 million of its variable rate first lien term loan with a forward start date of September 14, 2014 and a maturity date of June 28, 2019.  This interest rate swap pays the Company variable interest at the three-month LIBOR rate or a fixed floor rate of 1.25%, whichever is greater, and the Company pays the counterparty a fixed interest rate. The fixed LIBOR interest rate for the contract is 2.74%. Based on the terms of the interest rate swap contract and the underlying debt, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. Any changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheet until earnings are affected by the variability of cash flows.

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	March 30, 2014	December 28, 2013
Foreign currency exchange derivatives	Other current liabilities	$(204)	$(350)
Interest rate swap	Other long-term liabilities	(1,568)	(914)

Not Designated as a Hedge
Natural gas collar	Other current assets	304	245

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the location and amount of losses (gains) on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive Income for the three months ended March 30, 2014 and March 31, 2013 and (gains) losses initially recognized in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of	For the Three	For the Three
	Comprehensive	Months Ended	Months Ended
	Income	March 30,	March 31,
Designated as a Hedge	Location	2014	2013
Foreign currency exchange derivatives	Net sales	$132	$107

Gains recognized in
accumulated other
comprehensive income		(148)	(163)

Pulp fixed swap	Cost of sales	—	197

Interest rate swap	Interest expense	(27)	—

Losses recognized in accumulated
other comprehensive income		680	—

Not Designated as a Hedge
Natural gas collar/fixed swap	Cost of sales	(230)	(164)

For a discussion of the fair value of financial instruments, see Note 15, Fair Value Measurements.

14.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	March 30, 2014	December 28, 2013
Revolving credit facility at approximately 6.75%	11,100	7,600
Secured variable rate industrial development bonds, 0.3% average interest rate at
March 30, 2014, due 2027	6,000	6,000
State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	3,905	4,175
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	1,638	1,712
Columbia County, Wisconsin municipal debt due December 2019	300	300
First lien term loan at 5.75%, due June 2019	333,325	334,162
Unamortized discount on first lien term loan, due June 2019	(2,977)	(3,103)
Second lien senior secured notes payable at 9.0% due June 2020	250,000	250,000
Unamortized discount on second lien senior secured notes payable, due June 2020	(3,591)	(3,700)
	599,700	597,146
Less obligations due within one year	(11,709)	(4,734)
	$587,991	$592,412

During the first three months of 2014, the Company made mandatory debt repayments of $0.3 million on its State of Ohio loans. It also made a mandatory repayment of $0.8 million on its first lien term loan. During the quarter, the Company borrowed $97.4 million and repaid $93.9 million on its revolving credit facility, leaving an outstanding balance at quarter-end of $11.1 million. Approximately $13.3 million of the revolving credit facility is used to support outstanding letters of credit.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

         The Company was in compliance with all debt covenants at March 30, 2014, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	March 30, 2014		December 28, 2013
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
First lien term loan	330,348	332,928	331,059	332,509
Second lien notes payable	246,409	251,337	246,300	249,995
Revolving credit facility	11,100	11,100	7,600	7,600
State of Ohio loans	5,543	5,543	5,887	5,887
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	6,000	6,000	6,000	6,000
	$599,700	$607,208	$597,146	$602,291

The first lien term loan and the second lien notes payable are traded in public markets. Their fair value was determined using Level 2 inputs based on quoted market prices. The fair value of the State of Ohio loans was determined using Level 2 observable market inputs including current rates for financial instruments of the same remaining maturity and similar terms. The industrial development bonds have a variable interest rate that reflects current market terms and conditions.

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of fair value as of March 30, 2014 and December 28, 2013.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest expense and foreign exchange loss. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the	For the
	Three Months Ended	Three Months Ended
	March 30, 2014	March 31, 2013
Net sales
Carbonless papers	$88,008	$89,740
Thermal papers	105,464	112,566
	193,472	202,306
Encapsys	14,540	13,118
Intersegment (A)	(4,258)	(4,590)
Total	$203,754	$210,834
Operating income (loss)
Carbonless papers	$9,242	$10,794
Thermal papers	3,718	6,426
	12,960	17,220
Encapsys	3,970	3,436
Unallocated corporate charges	(1,765)	(2,064)
Intersegment (A)	(660)	(710)
Total	$14,505	$17,882
Depreciation and amortization (B)
Carbonless papers	$3,411	$3,655
Thermal papers	3,213	3,355
	6,624	7,010
Encapsys	681	467
Unallocated corporate charges	49	19
Total	$7,354	$7,496

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to microencapsulated products provided internally for the production of carbonless papers.
(B)	Depreciation and amortization are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

17.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the three months ended March 30, 2014 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 28, 2013	$4,942	$(1,129)	$3,813

Other comprehensive loss before reclassifications	—	(664)	(664)
Amounts reclassified from accumulated other
comprehensive income	(179)	132	(47)
Net other comprehensive (loss) income	(179)	(532)	(711)
Balance, March 30, 2014	$4,763	$(1,661)	$3,102

The changes in accumulated other comprehensive income by component for the three months ended March 31, 2013 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 29, 2012	$6,453	$(1,131)	$5,322

Other comprehensive income before reclassifications	—	990	990
Amounts reclassified from accumulated other
comprehensive income	(397)	304	(93)
Net other comprehensive (loss) income	(397)	1,294	897
Balance, March, 31, 2013	$6,056	$163	$6,219

All amounts presented are net of tax.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Details about these reclassifications are as follows (dollars in thousands):

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income

	For the Three	For the Three		Affected Line Item
Details about Accumulated	Months Ended	Months Ended		in Consolidated
Other Comprehensive	March 30,	March 31,		Statements of
Income Components	2014	2013		Comprehensive Income

Change in retiree plans
Amortization of prior service credit	$179	$397	(a)

Hedging activities
Foreign exchange contracts	$(132)	$(107)		Net sales
Commodity contracts	—	(197)		Cost of sales
	$(132)	$(304)

Total reclassifications for the period	$47	$93

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8, Employee Benefits, and Note 9, Postretirement Benefit Plans other than Pensions.

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

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial condition and liquidity of PDC for the quarter ended March 30, 2014. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. Reference should also be made to the Annual Report on Form 10-K for the year ended December 28, 2013, the consolidated financial statements and related notes included therein.

Financial Highlights

First quarter 2014 net sales of $203.8 million were $7.0 million, or 3.3%, lower than first quarter 2013 net sales. Encapsys® net sales of $14.5 million were $1.4 million, or 10.7%, higher than first quarter 2013 net sales of $13.1 million. Net sales to external customers increased $1.8 million, or 21.2%, on a volume increase of approximately 5%. Net sales within the paper business decreased $8.8 million, or 4.4%. Shipment volumes were approximately 1% lower than first quarter 2013. Current quarter thermal papers net sales of $105.5 million were $7.1 million lower and shipment volumes were approximately 5% lower than the prior year period. Despite a volume increase of over 2%, first quarter carbonless papers sales of $88.0 million were $1.7 million, or 1.9%, less than first quarter 2013 net sales.

First quarter 2014 cost of sales of $157.5 million was $5.1 million lower than first quarter 2013 though, when compared to net sales, gross margin decreased from prior year 22.9% to 22.7%. Current quarter selling, general and administrative (“SG&A”) expenses were $1.5 million, or 5.0%, higher than the previous year quarter largely due to increases in compensation and benefit costs.

The Company recorded net income for first quarter 2014 of $2.0 million compared to net income of $2.1 million in first quarter 2013. Current year results include a $2.7 million decrease in interest expense realized as a result of the 2013 debt refinancing transactions.

Comparison of Unaudited Results of Operations for the Quarters Ended March 30, 2014 and March 31, 2013

	For the Quarter Ended
	March 30,	March 31,	Increase
	2014	2013	(Decrease)
	(dollars in millions)

Net sales	$203.8	$210.8	-3.3%
Cost of sales	157.5	162.6	-3.1%

Gross profit	46.3	48.2	-3.9%

Selling, general and administrative expenses	31.8	30.3	5.0%

Operating income	14.5	17.9	-19.0%

Interest expense, net	12.3	15.0	-18.0%
Other non-operating expense, net	0.1	0.7	-85.7%

Income before income taxes	2.1	2.2	-4.5%
Provision for income taxes	0.1	0.1	-

Net income	$2.0	$2.1	-4.8%

Comparison as a percentage of net sales
Cost of sales	77.3%	77.1%	0.2%
Gross margin	22.7%	22.9%	-0.2%
Selling, general and administrative expenses	15.6%	14.4%	1.2%
Operating margin	7.1%	8.5%	-1.4%
Income before income taxes	1.0%	1.0%	-
Net income	1.0%	1.0%	-

Net sales for first quarter 2014 were $203.8 million, a decrease of $7.0 million, or 3.3%, compared to the prior year period. Encapsys® net sales of $14.5 million were $1.4 million, or 10.7%, higher than first quarter 2013 net sales of $13.1 million. Net sales to external customers increased $1.8 million, or 21.2%, on a volume increase of approximately 5%. Net sales within the paper business decreased $8.8 million, or 4.4%. Shipment volumes were approximately 1% lower than first quarter 2013.

First quarter 2014 operating income of $14.5 million was $3.4 million, or 19.0%, lower than first quarter 2013 operating income of $17.9 million. Current quarter decreased revenue, due to lower volumes and unfavorable product pricing and mix, was partially offset by favorable manufacturing costs of $3.0 million, resulting from improved manufacturing performance, when compared to the same prior year period.  Raw materials and utilities pricing was $0.8 million unfavorable year-on-year. First quarter 2014 SG&A expenses were $1.5 million higher than the previous year quarter largely due to increases in compensation and benefits costs.

For the first three months of 2014, the Company recorded net income of $2.0 million. This compares to net income of $2.1 million in first quarter 2013. In addition to the items noted above, current quarter interest expense decreased $2.7 million as a result of the 2013 debt refinancing transactions. Also, first quarter 2014 non-operating expense was $0.6 million lower than the same quarter last year largely due to a decrease in foreign exchange loss.

Business Segment Discussion

Encapsys

•Encapsys first quarter 2014 net sales of $14.5 million were 10.7% higher than first quarter 2013 net sales of $13.1 million. These first quarter 2014 net sales included sales to external customers of $10.3 million compared to external sales of $8.5 million recorded during the same period last year, an increase of 21.2%. Sales volumes shipped to external markets were up nearly 5% compared to the prior year quarter due to increased demand from its primary customer.

•Encapsys first quarter 2014 operating income was $4.0 million compared to $3.4 million during the same quarter of 2013. Current quarter operating income from external sales was $3.3 million, compared to $2.7 million in 2013, and was positively impacted by volume growth and improved product mix. This was offset slightly by an increase in SG&A expense to support future growth.

Paper Business

During first quarter 2014, the paper business, which includes thermal papers and carbonless papers, recorded net sales of $193.5 million, which were $8.8 million lower than first quarter 2013 net sales. During this same period, the paper business reported operating income of $13.0 million compared to first quarter 2013 operating income of $17.2 million. The year-on-year operating income variance was the result of the following (dollars in millions):

For the Three Months Ended March 30, 2014 v. the Three Months Ended March 31, 2013
Favorable manufacturing costs	$3.7
Lower shipment volumes	(0.4)
Unfavorable raw materials and utilities pricing	(0.8)
Higher selling, general and administrative expenses and other	(1.2)
Unfavorable price and mix	(5.5)
$(4.2)

Thermal Papers

•First quarter 2014 thermal papers net sales totaled $105.5 million, a decrease of $7.1 million, or 6.3%, compared to the same prior year period. Shipment volumes during the current quarter were nearly 5% lower than the same prior year period. Within the thermal papers business, first quarter 2014 shipments of tag, label and entertainment (“TLE”) were over 10% higher than first quarter 2013 shipments while current quarter shipments of receipt paper were nearly 19% lower than in 2013. Shipments of receipt paper during last year’s first quarter were the highest of all four 2013 quarters due to market reaction to the anticipated exit of a foreign competitor from the U.S. market. For this reason, first quarter 2013 prices were also higher. Market demand and pricing have since returned to historical levels. Sequentially, current quarter shipments of receipt paper were up nearly 7% compared to fourth quarter 2013.

"

The thermal papers segment recorded operating income of $3.7 million for first quarter 2014. This compared to a first quarter 2013 operating income of $6.4 million. Lower pricing and reduced volumes, as discussed above, negatively impacted 2014 operating income. In addition, the business incurred increased utility costs and other expenses related to the severe winter weather experienced during the three months ended March 30, 2014.

Carbonless Papers

•For the first three months of 2014, carbonless papers net sales totaled $88.0 million, a decrease of $1.7 million, or 1.9%, from prior year levels. Though shipment volumes during the current quarter were approximately 2% higher than the same period last year, revenue was negatively impacted by unfavorable sales mix and currency exchange.

•As a result of the revenue decline discussed above, first quarter 2014 operating income of $9.2 million was $1.6 million lower than first quarter 2013 operating income of $10.8 million. Improved manufacturing operations partially offset increased costs related to the severe winter weather experienced during the current quarter.

Unallocated Corporate Charges

•Unallocated corporate charges totaled $1.8 million in first quarter 2014 and $2.1 million in first quarter 2013.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At March 30, 2014, the Company had $2.8 million of cash and approximately $75.6 million of unused borrowing capacity under its revolving credit facility. The revolving credit facility had an outstanding balance of $11.1 million compared to $7.6 million at year-end 2013. Net debt (total debt less cash) was $596.9 million compared to $595.3 million at year-end 2013.

The Company was in compliance with all debt covenants at March 30, 2014, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash provided by operating activities during the first three months of 2014 was $7.0 million compared to $3.8 million of net cash provided during the same three-month period last year. Net income of $2.0 million, adjusted for noncash charges, provided $10.9 million in operating cash for the period. Non-cash charges included $7.4 million of depreciation and amortization, $0.6 million of noncash employer matching contributions to the KSOP and $0.9 million of other noncash charges. During first quarter 2014, working capital decreased by $3.3 million. The primary component of this decrease was a $14.2 million increase in accounts payable and other accrued liabilities, which included a $6.4 million increase in accounts payable resulting from improved vendor terms and a $4.9 million increase in accrued interest in advance of second quarter 2014 interest payments. In addition, a 6% increase in first quarter 2014 net sales, over fourth quarter 2013 sales, resulted in a $6.0 million increase in accounts receivable.  Higher raw material inventories caused total inventories to increase by $5.3 million. A decrease in the pension liability, which included $6.6 million of pension plan contributions, resulted in a $6.1 million net use of cash. Other uses of cash totaled $1.1 million.

Cash Flows from Investing Activities. During first quarter 2014, $3.2 million of cash was used for investing activities, all of which was for the acquisition of property, plant and equipment. This compares to $3.7 million used during first quarter 2013, all of which was used for the acquisition of property, plant and equipment.

Cash Flows from Financing Activities. Net cash used by financing activities during first quarter 2014 was $2.8 million compared to $0.1 million of cash used during the prior year quarter. During the first three months of 2014, the Company made mandatory debt repayments of $1.2 million on its first lien term loan and State of Ohio loans. Also during the current quarter, the Company borrowed a net $3.5 million on its revolving credit facility. In addition, cash overdrafts decreased $5.0 million during the first quarter of 2014. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks. Other uses of cash totaled $0.1 million.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation. ASU 2013-04 was effective for the Company's annual and interim periods beginning after December 15, 2013 and retrospective application is required for all prior periods presented. As required, the Company adopted this guidance beginning in the first quarter ended March 30, 2014 and there was no impact to the Company’s consolidated financial statements as a result of adoption.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. It expands required disclosures related to the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. It requires disclosure of net and gross positions in covered financial instruments and derivative instruments which are either (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. To clarify the guidance provided in ASU 2011-11, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" in January 2013. It clarifies the scope of the guidance to include derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. The amendments were effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. As required, the Company adopted this guidance for its fiscal year beginning December 29, 2013 and the first quarter interim period ended March 30, 2014. There was no impact to the Company’s consolidated financial statements as a result of adoption.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10‑K for the year ended December 28, 2013. There have been no material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10‑K.

Item 4—Controls and Procedures

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during first quarter 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness, design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

Item 1A.  Risk Factors

Other than with respect to the updated risk factors below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 28, 2013.

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

The rulings do not affect Appvion’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appvion’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appvion and BAT have joint and several liability under the Arbitration for certain costs relating to the Lower Fox River and other potential future sites. Appvion initiated the dispute resolution procedures outlined in the 1998 agreement and arbitration commenced in March 2014. Issues in dispute include the scope of Appvion’s liability under the agreement, if any, as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). A decision on the Dispute Resolution is pending. The current carrying amount of Appvion’s liability under the Arbitration is $57.8 million, which represents Appvion’s best estimate of potential amounts to be paid.

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

The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appvion has recorded a $57.8 million environmental indemnification receivable as of March 30, 2014.

Appvion cannot predict the final outcomes of the various proceedings that will determine the portion of NCR’s remediation costs that Appvion may be obligated to share under the Arbitration, nor can it expect that AWA will have sufficient resources to support the indemnification agreements. If the Arbitration obligation exceeds AWA’s financial capability, and BAT fails to meet its obligation under Arbitration, Appvion would likely be required to pay such excess, which could materially adversely affect its business, financial condition and results of operations.

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

AWA has also agreed, subject to certain limitations, to indemnify Appvion and PDC for specified environmental liabilities relating to the contamination of the Lower Fox River and other potential future sites. Based on Appvion’s review of the financial condition of AWA and estimates of Appvion’s potential liability, Appvion’s ultimate liability could prove to be significantly larger than the current carrying amount. In that instance, the ultimate liability would likely exceed the financial capability of AWA. In the event Appvion is unable to secure payment from AWA or its former parent companies, Appvion would be liable for potential amounts which could materially adversely affect its business, financial condition and results of operations.

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

In addition, for each of the five 12-month periods following implementation of the final duties, the Company and the German manufacturer have filed requests for administrative review (“AR”) with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month AR period, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. In 2012, the Department issued a final determination in the second 12-month AR period, resulting in a dumping margin of 4.33% for imports from the German manufacturer for the period from November 2009 to October 2010. In April 2013, the Department issued a final determination in the third 12-month AR period, resulting in a dumping margin of 75.36% for imports from the German manufacturer for the period from November 2010 to October 2011. The third review determination was based on the Department’s finding that the German manufacturer knowingly and intentionally submitted fraudulent responses to the Department. The German manufacturer has appealed each of the final review determinations. In December 2013, the Department issued a preliminary determination for the fourth 12-month AR period proposing a dumping margin of zero for imports from the German manufacturer for the period from November 2011 to October 2012. A final determination in the fourth review period is anticipated in June 2014. Based on the fraud discovered during the third AR period, in June 2013, the U.S. Department of Justice sought and received from the CIT a remand of the final results of the second AR. After this remand, the Department issued a draft redetermination on April 1, 2014 and changed the margin from 4.33% to 75.36%. This draft redetermination is based on the fraudulent conduct of the German manufacturer during the second AR period and is consistent with the final determination from the Department for the third AR period. The final redetermination is anticipated in June 2014.

Finally, the Department and the ITC are required to conduct reviews five years after an antidumping or countervailing duties order is issued to determine whether revoking the order would be likely to lead to continuation or recurrence of dumping or subsidies and of material injury (“Sunset Review”). The Department and the ITC are conducting the Sunset Review in 2014. Upon final resolution of the appeals, the second AR redetermination and fourth and fifth AR’s and the Sunset Review, certain of the duties could be reduced, increased or eliminated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 28, 2013, as well as in the Quarterly Report on Form 10-Q for the current quarter ended March 30, 2014, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6 – Exhibits

10.1	Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan, amended and restated generally effective as of January 1, 2014.

31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

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

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: May 8, 2014	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)