Form 10-Q
period 2014-06-29
PAPERWEIGHT DEVELOPMENT CORP
filed 2014-08-07
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2014

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ◻

Indicate by check mark whether either of the registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated filer  ◻    Accelerated filer  ◻    Non-accelerated filer  ☒    (Do not check if a smaller reporting company)

Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

As of August 1, 2014, 7,805,908 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp. were held by non-affiliates.

Documents incorporated by reference: None.

Paperweight Development Corp. meets the conditions set forth in General Instruction I(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	June 29, 2014	December 28, 2013

ASSETS
Current assets
Cash and cash equivalents	$4,766	$1,800
Accounts receivable, less allowance for doubtful accounts of $960 and $907, respectively	58,573	75,928
Inventories	95,442	92,313
Other current assets	57,465	65,331
Total current assets	216,246	235,372

Property, plant and equipment, net of accumulated depreciation of $625,881 and $625,593, respectively	241,262	245,233
Intangible assets, net	40,411	41,554
Other assets	25,909	25,369

Total assets	$523,828	$547,528

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$10,734	$4,734
Accounts payable	66,729	61,454
Accrued interest	4,573	6,360
Other accrued liabilities	89,787	97,615
Total current liabilities	171,823	170,163

Long-term debt	582,214	592,412
Postretirement benefits other than pension	30,705	30,605
Accrued pension	54,598	66,143
Other long-term liabilities	38,834	36,243
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 7,805,908 and
8,129,112, respectively	55,628	63,322
Accumulated deficit	(411,889)	(415,173)
Accumulated other comprehensive income	1,915	3,813
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$523,828	$547,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(dollars in thousands)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net sales	$207,946	$201,500	$411,700	$412,334

Cost of sales	162,763	148,717	320,262	311,313

Gross profit	45,183	52,783	91,438	101,021

Selling, general and administrative expenses	34,455	32,344	66,205	62,700

Operating income	10,728	20,439	25,233	38,321

Other expense
Interest expense	11,888	14,788	24,208	29,749
Debt extinguishment expense	—	24,767	—	24,767
Foreign exchange (gain) loss	(5)	(331)	112	380
Other expense	97	—	97	—

(Loss) income before income taxes	(1,252)	(18,785)	816	(16,575)

(Benefit) provision for income taxes	(121)	110	(64)	177

Net (loss) income	(1,131)	(18,895)	880	(16,752)

Other comprehensive (loss) income:
Changes in retiree plans	(181)	(398)	(360)	(795)
Realized and unrealized (losses)
gains on derivatives	(1,006)	(282)	(1,538)	1,012
Total other comprehensive (loss) income	(1,187)	(680)	(1,898)	217

Comprehensive loss	$(2,318)	$(19,575)	$(1,018)	$(16,535)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands)

	June 29,	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$880	$(16,752)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	13,780	14,073
Amortization of intangible assets	1,143	1,142
Amortization of financing fees	1,021	1,408
Amortization of debt discount	470	572
Employer 401(k) noncash matching contributions	1,275	1,447
Foreign exchange loss	114	393
Noncash loss on hedging	—	197
Loss on disposals of equipment	163	83
Noncash debt refinancing costs	—	6,668
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	17,163	1,760
Inventories	(3,052)	(8,897)
Other current assets	1,882	(2,342)
Accounts payable and other accrued liabilities	6,949	(18,593)
Accrued pension	(11,302)	(9,014)
Other, net	(1,809)	(1,293)
Net cash provided (used) by operating activities	28,677	(29,148)

Cash flows from investing activities:
Proceeds from sale of equipment	2,062	6
Additions to property, plant and equipment	(10,537)	(10,457)
Net cash used by investing activities	(8,475)	(10,451)

Cash flows from financing activities:
Payment of senior secured first lien notes payable	—	(300,710)
Proceeds from first lien term loan	—	331,650
Debt acquisition costs	(185)	(6,364)
Payment of first lien term loan	(1,675)	—
Payments relating to capital lease obligations	(56)	(44)
Proceeds from old revolving line of credit	—	155,300
Payments of old revolving line of credit	—	(159,000)
Proceeds from new revolving line of credit	195,450	34,600
Payments of new revolving line of credit	(197,750)	—
Payments of State of Ohio loans	(693)	(654)
Proceeds from issuance of redeemable common stock	1,275	1,651
Payments to redeem common stock	(7,796)	(10,705)
Decrease in cash overdraft	(5,804)	(1,410)
Net cash (used) provided by financing activities	(17,234)	44,314

Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(13)
Change in cash and cash equivalents	2,966	4,702
Cash and cash equivalents at beginning of period	1,800	1,851
Cash and cash equivalents at end of period	$4,766	$6,553

The accompanying notes are an integral part of these condensed consolidated financial statements

.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income
Balance, December 28, 2013	8,129,112	$63,322	$(415,173)	$3,813

Net income	—	—	880	—
Other comprehensive loss	—	—	—	(1,898)
Issuance of redeemable common stock	153,873	2,506	—	—
Redemption of redeemable common stock	(477,077)	(7,796)	—	—
Accretion of redeemable common stock	—	(2,404)	2,404	—

Balance, June 29, 2014	7,805,908	$55,628	$(411,889)	$1,915

Balance, December 29, 2012	8,730,118	$81,704	$(439,923)	$5,322

Net loss	—	—	(16,752)	—
Other comprehensive income	—	—	—	217
Issuance of redeemable common stock	175,659	3,083
Redemption of redeemable common stock	(605,943)	(10,705)	—	—
Accretion of redeemable common stock	—	(2,142)	2,142	—

Balance, June 30, 2013	8,299,834	$71,940	$(454,533)	$5,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments made for the fair statement of comprehensive loss for the three and six months ended June 29, 2014 and June 30, 2013, the cash flows for the six months ended June 29, 2014 and June 30, 2013 and financial position at June 29, 2014 and December 28, 2013 were normal recurring adjustments.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes Appvion, Inc., formally known as Appleton Papers Inc, and its 100%-owned subsidiaries (collectively “Appvion”) for each of the three years in the period ended December 28, 2013, which are included in the annual report on Form 10-K for the year ended December 28, 2013. The condensed consolidated balance sheet data as of December 28, 2013, contained within these condensed financial statements, was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.       ACCOUNTS RECEIVABLE SECURITIZATION

During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program were recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheet as of June 29, 2014. Proceeds received, including collections on the deferred purchase price notes receivable,  were included in cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows for the six months ended June 29, 2014. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (60 days) of the related receivables. Trade receivables sold to the third-party financial institution, and being serviced by Appvion, Inc., totaled $47.3 million as of June 29, 2014. Due to an average collection cycle of 60 days or less for such trade receivables, as well as Appvion’s collection history, the fair value of the deferred purchase price notes receivable approximates carrying value. The fair value of the deferred purchase price notes receivable recorded as of June 29, 2014 was $17.3 million and was included in accounts receivable in the Condensed Consolidated Balance Sheet as of June 29, 2014. Transaction costs totaling $0.7 million were deferred and recorded in other long-term assets of the current quarter-end balance sheet. They will be amortized over the three-year term of the securitization agreement.

3.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of June 29, 2014		As of December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$29,422	$44,665	$28,373
Patents	6,760	6,760	7,474	7,474
Customer relationships	5,365	3,062	5,365	2,968
Subtotal	56,790	$39,244	57,504	$38,815
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$79,655		$80,369

Amortization expense for the three and six months ended June 29, 2014 was $0.5 million and $1.1 million, respectively. Amortization expense for the three and six months ended June 30, 2013 was $0.5 million and $1.1 million, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	June 29, 2014	December 28, 2013
Finished goods	$50,530	$46,096
Raw materials, work in process, stores and spare parts	44,912	46,217
	$95,442	$92,313

The stores and spare parts inventory balance was $15.6 million and $15.9 million as of June 29, 2014 and   December 28, 2013, respectively. It was valued at average cost and included in raw materials, work in process, stores and spare parts. All other inventories are valued using the first-in, first-out (“FIFO”) method.

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	June 29, 2014	December 28, 2013
Land and improvements	$9,872	$9,777
Buildings and improvements	135,976	135,468
Machinery and equipment	675,484	678,311
Software	34,559	33,476
Capital leases	597	309
Construction in progress	10,655	13,485
	867,143	870,826
Accumulated depreciation	(625,881)	(625,593)
	$241,262	$245,233

Depreciation expense for the three and six months ended June 29, 2014 and June 30, 2013 (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
Depreciation Expense	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of sales	$6,259	$6,486	$12,311	$12,751
Selling, general and administrative expenses	738	661	1,469	1,322
	$6,997	$7,147	$13,780	$14,073

6.       OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	June 29, 2014	December 28, 2013
Environmental indemnification receivable	$53,215	$59,253
Other	4,250	6,078
	$57,465	$65,331

The environmental indemnification receivables of $53.2 million and $59.3 million, noted above for the periods ended   June 29, 2014 and December 28, 2013, respectively, represent an indemnification receivable from Windward Prospects Ltd (formerly Arjo Wiggins Appleton Limited, “AWA”) as recorded on the Condensed Consolidated Balance Sheet.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other noncurrent assets consist of the following (dollars in thousands):

	June 29, 2014	December 28, 2013
Deferred debt issuance costs	$12,748	$13,584
Other	13,161	11,785
	$25,909	$25,369

7.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the Condensed Consolidated Balance Sheet, consist of the following (dollars in thousands):

	June 29, 2014	December 28, 2013
Compensation	$6,587	$5,700
Trade discounts	11,976	12,397
Workers’ compensation	4,482	4,816
Accrued insurance	1,908	2,062
Other accrued taxes	1,340	1,462
Postretirement benefits other than pension	2,637	2,637
Fox River Liabilities	53,215	59,253
Other	7,642	9,288
	$89,787	$97,615

8.       NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This guidance provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers, the guidance requires five steps to be applied which include: 1) identify the contract(s) with a customer,  2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

9.      EMPLOYEE BENEFITS

The components of net periodic benefit cost associated with the defined benefit pension plans include the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
Pension Benefits	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Service cost	$1,232	$1,299	$2,464	$2,598
Interest cost	5,106	4,618	10,212	9,236
Expected return on plan assets	(5,834)	(6,029)	(11,668)	(12,058)
Amortization of prior service cost	121	121	243	243
Net periodic benefit cost	$625	$9	$1,251	$19

The Company expects to contribute approximately $18.0 million to its funded pension plan in 2014. The Company contributed $12.3 million to the plan during the first six months of 2014.

         Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton, Ohio represented manufacturing employees, where the collective bargaining agreement expired April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees in Kansas City and West Carrollton, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. This resulted in a full withdrawal from the multi-employer plan, for which, the Company recorded a $7.0 million expense in third quarter 2012 representing its estimated cost to satisfy its complete withdrawal liability under the terms of the plan’s trust agreement. This was in addition to the $18.0 million partial withdrawal liability recorded as a restructuring reserve during first quarter 2012 due to the workforce reduction at West Carrollton resulting from the cessation of papermaking activities. The estimated obligation for the complete withdrawal liability was derived from available information, including but not limited to collective bargaining agreements, plan trust agreements, participation agreements, ERISA statutes, regulations and rulings, discussions with the plan trustee and discussions with legal counsel. The recorded liability is the Company’s best estimate of the amount to satisfy the withdrawal liability, with a payment period that began January 2014 and could extend for up to 20 years, discounted in accordance with ASC Section 450-20-S99-1. Payments of $0.5 million and $1.0 million were made during second quarter 2014 and the first half of 2014, respectively, resulting in recorded interest expense of $0.3 million and $0.6 million for each of the two periods, respectively. As of June 29, 2014, the reserve has been reduced by $0.4 million. Of the total $24.6 million reserve, $0.8 million was classified as short-term and $23.8 million was classified as long-term within the Condensed Consolidated Balance Sheet at June 29, 2014.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The components of other postretirement benefit cost include the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
Other Postretirement Benefits	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Service cost	$77	$81	$154	$162
Interest cost	362	375	724	750
Amortization of prior service credit	(302)	(519)	(603)	(1,038)
Net periodic benefit cost (gain)	$137	$(63)	$275	$(126)

11.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appvion, Inc. Long-Term Incentive Plan (“LTIP”). Effective January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU"). Both plans utilize phantom units. The value of a unit in the LTIP is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. The value of a unit in the RSU is based on the value of PDC common stock, as determined by the ESOP trustee. As of the end of second quarter 2014, the fair market value of one share of PDC common stock was $16.30. All units under both the LTIP and RSU plans will vest immediately, and cash payment will be made, upon a change in control as defined in the plans.

During first quarter 2014, 108,650 additional units were granted under the RSU plan. Due to terminations of employment, 2,775 unvested units were forfeited during the first six months of 2014. A balance of 322,000 RSU units remains as of June 29, 2014. Approximately $0.6 million and $0.9 million of expense, related to this plan, was recorded during the three- and six-month periods ended June 29, 2014. Approximately $0.3 million and $0.6 million expense, related to this plan, was recorded during the three- and six-month periods ended June 30, 2013. During the first three months of 2014, 210,650 additional units were granted under the LTIP plan. Approximately $0.5 million and $0.1 million of expense, related to this plan, was recorded during the three- and six-month periods ended June 29, 2014. Approximately $0.5 million and $0.7 million of expense, related to this plan, was recorded during the three- and six-month periods ended June 30, 2013.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Approximately $0.1 million was recorded as expense, related to this plan, during both the three- and six-month periods ended June 29, 2014. Approximately $0.1 million and $0.2 million, was recorded as expense, related to this plan, during the three- and six-month periods ended June 30, 2013.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The rulings do not affect Appvion’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appvion’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appvion and BAT have joint and several liability under the Arbitration for certain costs relating to the Lower Fox River and other potential future sites. Appvion initiated the dispute resolution procedures outlined in the 1998 agreement and arbitration commenced in March 2014. Issues in dispute include the scope of Appvion’s liability under the agreement, if any, as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). A decision on the Dispute Resolution is pending and currently expected to be received in the third quarter of 2014.  The current carrying amount of Appvion’s liability under the Arbitration is $53.2 million, which represents Appvion’s best estimate of potential amounts to be paid. That liability could be materially impacted by the decision on the Dispute Resolution when received.

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

The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appvion has recorded a $53.2 million environmental indemnification receivable as of June 29, 2014.

Estimates of Liability. The accrued Arbitration liability is derived from available information, including consideration of uncertainties regarding the scope and cost of implementing the final remediation plan, the scope of restoration and final valuation of natural resource damage (“NRD”) assessments, the evolving nature of remediation and restoration technologies and governmental policies, NCR’s share of liability relative to other PRPs and the extent of BAT’s performance under the Arbitration. Appvion believes NCR has paid more than its estimated share of the liability based on the assumptions below. Based on the analysis of available information, it is reasonably possible that the Company’s costs to satisfy its Arbitration liability, when ultimately settled, could range from $6 million to $300 million, with a payment period extending beyond ten years. The Company has recorded a liability of $53.2 million at June 29, 2014, which is its best estimate of the probable loss within this range. The Company believes the likelihood of an outcome in the upper end of the range is significantly less than other possible outcomes within the range. Interim legal determinations may periodically obligate NCR (and BAT and Appvion pursuant to the Arbitration) to fund portions of the cleanup costs to extents greater than NCR’s share as finally determined, and in such instances, Appvion may reserve additional amounts (including appropriate reimbursement under its indemnification agreements as discussed below).

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following assumptions were used in evaluating Appvion’s Arbitration liability:

•As of December 31, 2013, NCR has recorded an estimated liability of $112 million representing its portion of defense and liability costs with respect to the Lower Fox River;

•Technical analyses contending that discharges from NCR’s former assets represent 8% to 10% of the total PCBs discharged by the PRPs;

•Appvion’s and BAT’s joint and several responsibility for over half of the claims asserted against NCR, based on the Arbitration and the Dispute Resolution;

•Based on legal analyses and ongoing reviews of publicly-available financial information, Appvion believes that other PRPs will be required, and have adequate financial resources, to pay their respective shares of the remediation and NRD claims for the Lower Fox River; and

•Legal fees and other expenses.

Appvion believes its recorded liability reflects its best estimate of potential payments under the Arbitration. While it is reasonably possible that Appvion may be responsible for payments in excess of the recorded liability under the Arbitration, additional payments are not deemed probable because ongoing litigation, continuing negotiation, and the Dispute Resolution process could significantly affect Appvion’s future obligation under the Arbitration. A decision on the Dispute Resolution is pending and currently expected to be received in the third quarter of 2014. That liability could be materially impacted by the decision on the Dispute Resolution when received.

AWA Indemnification. Pursuant to two indemnification agreements entered in 2001, AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims, which are defined in the agreements as the Fox River Liabilities and other potential future sites.

Under the indemnification agreements, Appvion is indemnified for the first $75 million of Fox River Liabilities and for amounts in excess of $100 million. During 2008, Appvion paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA. As of June 29, 2014, AWA has paid $285.2 million in connection with Fox River Liabilities. At June 29, 2014, PDC’s total indemnification receivable from AWA was $53.2 million, all of which is recorded in other current assets.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

West Carrollton

The West Carrollton, Ohio facility operates pursuant to various state and federal permits for discharges and emissions to air and water. As a result of the de-inking of carbonless paper containing PCBs through the early 1970s, there may have been releases of PCBs and volatile organic compounds into the soil in the area of the wastewater impoundments at the West Carrollton facility wastewater treatment plant (“WWTP”) and low levels of PCBs have been detected in the groundwater immediately under this area. In addition, PCB contamination is present in sediment in the adjacent Great Miami River, but it is believed that this contamination is from a source other than the WWTP.

Based on investigation and delineation of PCB contamination in soil and groundwater in the area of the wastewater impoundments, the Company believes that it may be necessary to undertake remedial action in the future, although the Company is currently under no obligation to do so. The Company has not had any discussions or communications with any federal, state or local agencies or authorities regarding remedial action to address PCB contamination at the WWTP. The cost for remedial action, which could include installation of a cap, long-term pumping, treating and/or monitoring of groundwater and removal of sediment in the Great Miami River, was estimated in 2001 to range up to approximately $10.5 million, with approximately $3 million in short-term capital costs and the remainder to be incurred over a period of 30 years. However, costs could exceed this amount if additional contamination is discovered, if additional remedial action is necessary or if the remedial action costs are more than expected.

Because of the uncertainty surrounding the ultimate course of action for the WWTP, the Great Miami River remediation and the Company’s share of these remediation costs, if any, and since the Company is currently under no obligation to undertake remedial action in the future, no provision has been recorded in its financial statements for estimated remediation costs. In conjunction with the acquisition of PDC by the ESOP in 2001, and as limited by the terms of the purchase agreement, AWA agreed to indemnify the Company for 50% of all environmental liabilities at West Carrollton up to $5.0 million and 100% of all such environmental costs exceeding $5.0 million. In addition, the former owners and operators of the West Carrollton facility may be liable for all or part of the cost of remediation of historic PCB contamination.

In May 2014, the Company sold the WWTP to the City of West Carrollton. As part of the sale transaction, the City agreed to release the Company from loss, damage, claim, costs, expense or any other liability associated with the property.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $0.7 million and $0.6 million for the three-month periods ended June 29, 2014 and June 30, 2013, respectively.  The Company’s matching contributions charged to expense were $1.3 million and $1.4 million for the six-month periods ended June 29, 2014 and June 30, 2013, respectively.  As a result of hardship withdrawals, required diversifications and employee terminations, 477,077 shares of PDC redeemable common stock were repurchased during the first six months of 2014 at an aggregate price of approximately $7.8 million.  During the same period, the ESOP trustee purchased 78,452 shares of PDC redeemable common stock for an aggregate price of $1.3 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 75,421 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications and employee terminations, 605,943 shares of PDC redeemable common stock were repurchased during the first six months of 2013 at an aggregate price of approximately $10.7 million. During the same period, the ESOP trustee purchased 94,067 shares of PDC redeemable common stock for an aggregate price of $1.6 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 81,592 shares of redeemable common stock being issued.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” redeemable equity securities are required to be accreted so the amount in the balance sheet reflects the estimated amount redeemable at the earliest redemption date based upon the redemption value at each period-end. Redeemable common stock is being accreted to the earliest redemption date, mandated by federal law, based upon the estimated fair market value of the redeemable common stock as of June 29, 2014. As of this date, the fair market value of one share of PDC common stock was $16.30. For several semi-annual periods prior to year-end 2010, stock valuations resulted in decreases to the stock price. The impact of these reductions, as well as a decrease in the year-end 2013 share price, caused the Company to reduce redeemable common stock accretion during the first half of 2014. Based upon the estimated fair value of the redeemable common stock at June 29, 2014, an ultimate redemption liability of approximately $127 million was determined and accretion was reduced by $2.4 million during the first six months of 2014. The redeemable common stock recorded book value as of June 29, 2014, was $56 million.

Similarly, redeemable common stock accretion was reduced by $2.1 million for the six months ended June 30, 2013. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $148 million was determined. The redeemable common stock recorded book value as of June 30, 2013, was $72 million.

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $10.7 million as of June 29, 2014. These contracts have settlement dates extending through June 2015.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the collar price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At June 29, 2014, the hedged volumes of these contracts totaled 2,131,316 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2015.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. During 2012, there was one pulp swap contract designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge was deferred in accumulated other comprehensive income until the inventory containing the pulp was sold. This pulp hedge was settled as of September 30, 2012. The remaining financial impact of this pulp hedge was recorded in the Company’s Condensed Consolidated Statement of Comprehensive Income during first quarter 2013.  As of June 29, 2014, there were no pulp swap contracts in place.

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

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	June 29, 2014	December 28, 2013
Foreign currency exchange derivatives	Other current assets	$55	$—
Foreign currency exchange derivatives	Other current liabilities	(18)	(350)
Interest rate swap	Other long-term liabilities	(2,776)	(914)

Not Designated as a Hedge
Natural gas collar	Other current assets	60	245
Natural gas collar	Other current liabilities	(149)	—

The following table presents the location and amount of losses (gains) on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 29, 2014 and June 30, 2013 and (gains) losses initially recognized in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of	For the Three	For the Three	For the Six	For the Six
	Comprehensive	Months Ended	Months Ended	Months Ended	Months Ended
	Loss	June 29,	June 30,	June 29,	June 30,
Designated as a Hedge	Location	2014	2013	2014	2013
Foreign currency exchange derivatives	Net sales	$86	$184	$218	$291

(Gains) losses recognized in
accumulated other
comprehensive income				(38)	119

Pulp fixed swap	Cost of sales	—	—	—	197

Interest rate swap	Interest expense	12	—	(15)	—

Losses recognized in accumulated
other comprehensive income				2,705	—

Not Designated as a Hedge
Natural gas collar	Cost of sales	28	144	(202)	(20)

For a discussion of the fair value of financial instruments, see Note 16, Fair Value Measurements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	June 29, 2014	December 28, 2013
Revolving credit facility at approximately 6.75%	$5,300	$7,600
Secured variable rate industrial development bonds, 0.3% average interest rate at
June 29, 2014, due in 2027	6,000	6,000
State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	3,630	4,175
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	1,564	1,712
Columbia County, Wisconsin municipal debt due December 2019	300	300
First lien term loan at 5.75%, due June 2019	332,487	334,162
Unamortized discount on first lien term loan, due June 2019	(2,851)	(3,103)
Second lien senior secured notes payable at 9.0%, due June 2020	250,000	250,000
Unamortized discount on second lien senior secured notes payable, due June 2020	(3,482)	(3,700)
	592,948	597,146
Less obligations due within one year	(10,734)	(4,734)
	$582,214	$592,412

During the first six months of 2014, the Company made mandatory debt repayments of $0.7 million on its State of Ohio loans. It also made total mandatory repayments of $1.7 million on its first lien term loan. During the first six months of the current year, the Company borrowed $195.5 million and repaid $197.8 million on its revolving credit facility, leaving an outstanding balance at quarter-end of $5.3 million. Approximately $13.3 million of the revolving credit facility is used to support outstanding letters of credit.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The new credit agreement ranks senior in right of payment to all existing and future subordinated indebtedness of Appvion and is secured by security interests in substantially all of the property and assets of Appvion and the debt guarantors. As noted above, the maturity date of the revolving credit facility is June 28, 2018 and the maturity date of the first lien term loan is June 28, 2019. The new credit agreement is unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. It contains affirmative and negative covenants customary for similar credit facilities, which among other things, requires Appvion not to exceed a maximum consolidated leverage ratio under certain circumstances and restricts Appvion’s ability and the ability of Appvion’s subsidiaries, subject to certain exceptions, to incur additional indebtedness and liens, engage in sale and leaseback transactions, make investments, make loans and advances, transact certain asset sales, engage in mergers, acquisitions, consolidations, liquidations and dissolutions, pay dividends or make other payments in respect of equity interests and other restricted payments, engage in certain transactions with affiliates, limit capital expenditures and make prepayments, redemptions and repurchases of other indebtedness.

         The Company was in compliance with all debt covenants at June 29, 2014, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

16.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	June 29, 2014		December 28, 2013
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
First lien term loan	$329,636	$332,932	$331,059	$332,509
Second lien notes payable	246,518	245,594	246,300	249,995
Revolving credit facility	5,300	5,300	7,600	7,600
State of Ohio loans	5,194	5,194	5,887	5,887
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	6,000	6,000	6,000	6,000
	$592,948	$595,320	$597,146	$602,291

The first lien term loan and the second lien notes payable are traded in public markets. Their fair value was determined using Level 2 inputs based on quoted market prices. The fair value of the State of Ohio loans was determined using Level 2 observable market inputs including current rates for financial instruments of the same remaining maturity and similar terms. The revolving credit facility and industrial development bonds have variable interest rates that reflect current market terms and conditions.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable and accounts payable were reasonable estimates of fair value as of June 29, 2014 and December 28, 2013.

17.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest expense, debt extinguishment expense, foreign exchange (gain) loss and other expense. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales
Carbonless papers	$87,594	$88,287	$175,602	$178,027
Thermal papers	110,892	104,828	216,356	217,394
	198,486	193,115	391,958	395,421
Encapsys	13,590	12,950	28,130	26,068
Intersegment (A)	(4,130)	(4,565)	(8,388)	(9,155)
Total	$207,946	$201,500	$411,700	$412,334
Operating income (loss)
Carbonless papers	$4,811	$8,889	$14,053	$19,683
Thermal papers	6,637	12,104	10,355	18,530
	11,448	20,993	24,408	38,213
Encapsys	3,070	3,254	7,040	6,690
Unallocated corporate charges	(3,269)	(3,127)	(5,034)	(5,191)
Intersegment (A)	(521)	(681)	(1,181)	(1,391)
Total	$10,728	$20,439	$25,233	$38,321
Depreciation and amortization (B)
Carbonless papers	$3,341	$3,851	$6,752	$7,506
Thermal papers	3,435	3,354	6,648	6,709
	6,776	7,205	13,400	14,215
Encapsys	744	497	1,425	964
Unallocated corporate charges	49	17	98	36
Total	$7,569	$7,719	$14,923	$15,215

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to microencapsulated products provided internally for the production of carbonless papers.

(B)	Depreciation and amortization are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the six months ended June 29, 2014 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 28, 2013	$4,942	$(1,129)	$3,813

Other comprehensive loss before reclassifications	—	(1,756)	(1,756)
Amounts reclassified from accumulated other
comprehensive income	(360)	218	(142)
Net other comprehensive loss	(360)	(1,538)	(1,898)
Balance, June 29, 2014	$4,582	$(2,667)	$1,915

The changes in accumulated other comprehensive income by component for the six months ended June 30, 2013 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 29, 2012	$6,453	$(1,131)	$5,322

Other comprehensive income before reclassifications	—	524	524
Amounts reclassified from accumulated other
comprehensive income	(795)	488	(307)
Net other comprehensive (loss) income	(795)	1,012	217
Balance, June, 30, 2013	$5,658	$(119)	$5,539

All amounts presented are net of tax.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Details about these reclassifications are as follows (dollars in thousands):

	Amounts Reclassified from
	Accumulated Other
	Comprehensive Income

	For the Three	For the Three	For the Six	For the Six		Affected Line Item
Details about Accumulated	Months Ended	Months Ended	Months Ended	Months Ended		in Consolidated
Other Comprehensive	June 29,	June 30,	June 29,	June 30,		Statements of
Income Components	2014	2013	2014	2013		Comprehensive Loss

Change in retiree plans
Amortization of prior service credit	$181	$398	$360	$795	(a)

Hedging activities
Foreign exchange contracts	$(86)	$(184)	$(218)	$(291)		Net sales
Commodity contracts	—	—	—	(197)		Cost of sales
	$(86)	$(184)	$(218)	$(488)

Total reclassifications for the period	$95	$214	$142	$307

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (gain). See Note 9, Employee Benefits, and Note 10, Postretirement Benefit Plans other than Pensions.

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

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial condition and liquidity of PDC for the quarter ended June 29, 2014. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. Reference should also be made to the Annual Report on Form 10-K for the year ended December 28, 2013, the consolidated financial statements and related notes included therein.

During June 2014, Appvion, Inc. entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program were recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheet as of June 29, 2014. Proceeds received, including collections on the deferred purchase price notes receivable,  were included in cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows for the six months ended June 29, 2014. Appvion deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (60 days) of the related receivables. Trade receivables sold to a third-party financial institution, and being serviced by Appvion, totaled $47.3 million as of June 29, 2014. Due to an average collection cycle of 60 days or less for such trade receivables, as well as Appvion’s collection history, the fair value of the deferred purchase price notes approximates carrying value. The fair value of the deferred purchase price notes receivable recorded as of June 29, 2014 was $17.3 million and was included in accounts receivable in the Condensed Consolidated Balance Sheet as of June 29, 2014. Transaction costs totaling $0.7 million were deferred and recorded in other long-term assets of the current quarter-end balance sheet. They will be amortized over the three-year term of the securitization agreement.

Financial Highlights

Second quarter 2014 net sales of $207.9 million were $6.4 million, or 3.2%, higher than second quarter 2013 net sales. Encapsys® net sales of $13.6 million were $0.6 million, or 4.6%, higher than second quarter 2013 net sales of $13.0 million. Though current quarter Encapsys sales volumes to external customers decreased approximately 5% compared to the same quarter last year, net sales to external customers increased $1.0 million, or 11.9%. Net sales within the Company’s paper business increased $5.4 million, or 2.8%. Shipment volumes were approximately 6% higher than second quarter 2013. Current quarter thermal papers net sales of $110.9 million were $6.1 million higher and shipment volumes were approximately 11% higher than the prior year period. This was the second consecutive quarter that thermal papers net sales and volumes increased. Second quarter carbonless papers sales of $87.6 million were $0.7 million, or 0.8%, less than second quarter 2013 net sales.

Second quarter 2014 cost of sales of $162.7 million was $14.0 million higher than second quarter 2013. This resulted in a decrease in gross margin of four and one-half percentage points. Though a portion of the increase in cost of sales was due to increased sales, the majority of the increase was a result of increased costs associated with unfavorable manufacturing performance. Current quarter selling, general and administrative (“SG&A”) expenses were $2.1 million, or 6.5%, higher than the previous year quarter. This included an increase in compensation and benefit costs, largely in support of future growth. Legal expenses were also higher in second quarter 2014 compared to the same period last year.

The Company recorded a net loss for second quarter 2014 of $1.1 million compared to a net loss of $18.9 million in second quarter 2013. Current year results included a $3.0 million decrease in interest expense realized as a result of the 2013 voluntary debt refinancing transactions. The Company also recorded $0.1 million of expense incurred as a result of the accounts receivable securitization program. In addition, $24.7 million of debt extinguishment expense was recorded during second quarter 2013 as a result of the June 2013 voluntary refinancing.

Comparison of Unaudited Results of Operations for the Quarters Ended June 29, 2014 and June 30, 2013

	For the Quarter Ended
	June 29,	June 30,	Increase
	2014	2013	(Decrease)
	(dollars in thousands)

Net sales	$207,946	$201,500	3.2%
Cost of sales	162,763	148,717	9.4%

Gross profit	45,183	52,783	-14.4%

Selling, general and administrative expenses	34,455	32,344	6.5%

Operating income	10,728	20,439	-47.5%

Interest expense	11,888	14,788	-19.6%
Debt extinguishment expense	-	24,767	-100.0%
Other non-operating expense (income), net	92	(331)	-127.8%

Loss before income taxes	(1,252)	(18,785)	93.3%
(Benefit) provision for income taxes	(121)	110	-210.0%

Net loss	$(1,131)	$(18,895)	94.0%

Comparison as a percentage of net sales
Cost of sales	78.3%	73.8%	4.5%
Gross margin	21.7%	26.2%	-4.5%
Selling, general and administrative expenses	16.6%	16.1%	0.5%
Operating margin	5.1%	10.1%	-5.0%
Loss before income taxes	-0.6%	-9.3%	8.7%
Net loss	-0.5%	-9.4%	8.9%

Net sales for second quarter 2014 were $207.9 million, an increase of $6.4 million, or 3.2%, compared to the prior year period. Encapsys net sales of $13.6 million were $0.6 million, or 4.6%, higher than second quarter 2013 net sales of $13.0 million. Net sales to external customers increased $1.0 million, or 11.9%, on a volume decrease of approximately 5%. Net sales within the Company’s paper business increased $5.4 million, or 2.8%. Shipment volumes were approximately 6% higher than second quarter 2013.

Second quarter 2014 operating income of $10.7 million was $9.7 million, or 47.5%, lower than second quarter 2013 operating income of $20.4 million. The positive impact of increased revenue, resulting from higher overall shipment volumes, was offset by unfavorable pricing and product mix of $5.5 million, largely due to increased foreign competition, as well as unfavorable manufacturing costs of $6.9 million. Second quarter 2014 SG&A expenses were $2.1 million higher than the previous year quarter. This included an increase in compensation and benefit costs, largely in support of future growth. Legal expenses were also higher in second quarter 2014 compared to the same period last year.

During the second quarter of 2014, the Company recorded a net loss of $1.1 million. This compares to a net loss of $18.9 million in second quarter 2013. In addition to the items noted above, current quarter interest expense decreased $3.0 million as a result of the 2013 voluntary debt refinancing transactions. Current quarter foreign exchange gain was $0.3 million lower than the same quarter last year and $0.1 million of expense was incurred as a result of the accounts receivable securitization program. In addition, $24.7 million of debt extinguishment expense was recorded during second quarter 2013 as a result of the June 2013 voluntary refinancing.

Comparison of Unaudited Results of Operations for the Six Months Ended June 29, 2014 and June 30, 2013

	For the Six Months Ended
	June 29,	June 30,	Increase
	2014	2013	(Decrease)
	(dollars in thousands)

Net sales	$411,700	$412,334	-0.2%
Cost of sales	320,262	311,313	2.9%

Gross profit	91,438	101,021	-9.5%

Selling, general and administrative expenses	66,205	62,700	5.6%

Operating income	25,233	38,321	-34.2%

Interest expense	24,208	29,749	-18.6%
Debt extinguishment expense	-	24,767	-100.0%
Other non-operating loss, net	209	380	-45.0%

Income (loss) before income taxes	816	(16,575)	104.9%
(Benefit) provision for income taxes	(64)	177	-136.2%

Net income (loss)	$880	$(16,752)	105.3%

Comparison as a percentage of net sales
Cost of sales	77.8%	75.5%	2.3%
Gross margin	22.2%	24.5%	-2.3%
Selling, general and administrative expenses	16.1%	15.2%	0.9%
Operating margin	6.1%	9.3%	-3.2%
Income (loss) before income taxes	0.2%	-4.0%	4.2%
Net income (loss)	0.2%	-4.1%	4.3%

Net sales for the first six months of 2014 were slightly lower than the same period last year. First half 2014 net sales of  $411.7 million were $0.6 million, or 0.2% lower than first half 2013 net sales of $412.3 million.  Encapsys net sales for the current year period of $28.1 million were $2.0 million, or 7.7%, higher than 2013 first half net sales of $26.1 million. Net sales to external customers were $2.8 million, or 16.6%, higher than the previous year on flat shipment volumes. During the first two quarters of 2014, net sales recorded in the Company’s paper business of $392.0 million were $3.4 million, or 0.9%, lower than in 2013. Thermal papers net sales and carbonless papers net sales were down 0.5% and 1.3%, respectively.

The Company recorded operating income of $25.2 million for the first six months of 2014. This compared to operating income of $38.3 million for the same period last year. The positive impact from higher shipment volumes, was offset by unfavorable pricing and product mix of $9.6 million and unfavorable manufacturing costs of $3.9 million. Year-to-date 2014 SG&A expenses were $3.5 million higher than last year due to increases in compensation, benefit costs and legal fees.

The Company reported net income of $0.9 million for the first six months of 2014 compared to a net loss of $16.8 million reported last year. In addition to the items noted above, year-to-date interest expense decreased $5.6 million as a result of the 2013 voluntary debt refinancing transactions. Also, first half 2014 foreign exchange losses were $0.3 million lower than last year and $0.1 million of expense was incurred as a result of the accounts receivable securitization program. The 2013 loss included $24.7 million of debt extinguishment expense recorded as a result of the June 2013 voluntary refinancing.

Business Segment Discussion

Encapsys

•Second quarter 2014 net sales of $13.6 million were 4.6% higher than second quarter 2013 net sales of $13.0 million. Despite a 5% decrease in shipments to external markets, second quarter 2014 net sales to external customers of $9.4 million were $1.0 million, or 11.9%, higher than the previous year quarter, largely due to favorable product mix. Year-to-date 2014 net sales of $28.1 million were $2.0 million, or 7.7%, higher than net sales recorded during the same six-month period last year. Current year-to-date external net sales of $19.7 million were $2.8 million, or 16.6%, higher than the previous year on flat shipment volumes.

•Second quarter 2014 operating income was $3.1 million compared to $3.2 million during the same quarter of 2013. Current quarter operating income from external sales was $2.6 million, which was flat when compared to 2013. Operating income for the six months ended June 29, 2014 was $7.1 million, of which, $5.9 million was generated by external sales. Operating income during the same period last year was $6.7 million, of which, $5.3 was generated by external sales. The Encapsys business continued to benefit from improved product mix. However, manufacturing costs were higher due to increased processing costs to support the more complex product mix. SG&A was also higher due to spending in support of future growth.

Paper Business

Second quarter 2014 net sales within the Company’s paper business were $198.5 million,  $5.4 million higher than second quarter 2013 net sales. First half 2014 net sales within the paper business were $392.0 million,  $3.4 million lower than the same period last year. Second quarter 2014 operating income of $11.4 million compared to second quarter 2013 operating income of $21.0 million. First half 2014 operating income of $24.4 million compared to first half 2013 operating income of $38.2 million. The year-on-year operating income variance was the result of the following (dollars in millions):

	For the Three	For the Six
	Months Ended	Months Ended
	June 29, 2014 v.	June 29, 2014 v.
	the Three Months	the Six Months
	Ended June 30, 2013	Ended June 30, 2013

Favorable shipment volumes	$ 3.7	$ 3.3
Impact of raw materials and utilities pricing	0.6	(0.2)
Higher selling, general and administrative expenses and other	(0.9)	(2.1)
Unfavorable manufacturing costs	(6.0)	(2.3)
Unfavorable price and mix	(7.0)	(12.5)
	$ (9.6)	$ (13.8)

Thermal Papers

•Second quarter 2014 thermal papers net sales totaled $110.9 million, an increase of $6.1 million, or 5.8%, compared to the same prior year period. Shipment volumes were up nearly 11%. This was the second consecutive quarter that thermal papers net sales and volumes increased. Second quarter 2014 shipments of tag, label and entertainment (“TLE”) were over 14% higher than second quarter 2013 and shipments of receipt paper increased over 7% compared to the same period last year. During the first six months of 2014, thermal papers net sales totaled $216.4 million, a decrease of $1.0 million, or 0.5%, from prior year. On a year-to-date basis, 2014 thermal shipment volumes were approximately 3% higher than last year, with TLE volumes increasing over 12%. However, receipt paper volumes decreased nearly 7% against a very strong first six months last year.

•The thermal papers segment recorded operating income of $6.6 million for second quarter 2014. This compared to second quarter 2013 operating income of $12.1 million. Increased shipment volumes added $4.1 million of operating income which was more than offset by $5.9 million of unfavorable pricing and product mix as well as $3.4 million of unfavorable manufacturing costs. During the first six months of 2014, operating income of $10.4 million was reported compared to $18.5 million of operating income for the same period last year. Current year-to-date operating income was negatively impacted by unfavorable pricing and product mix of $7.7 million, largely due to increased foreign competition. The business also recorded increased legal fees associated with the defense of anti-dumping claims.

Carbonless Papers

•Second quarter 2014 carbonless net sales totaled $87.6 million, a decrease of $0.7 million, or 0.8%, from prior year. Current quarter shipment volumes were flat compared to second quarter 2013 though benefited from increased sales of specialty papers. During the first six months of 2014, carbonless net sales totaled $175.6 million, a decrease of $2.4 million, or 1.3% from prior year. On a year-to-date basis, 2014 carbonless shipment volumes were up over 1% compared to last year due to increased sales of carbonless rolls and specialty products.

•Second quarter 2014 carbonless papers operating income of $4.8 million compared to operating income of $8.9 million reported in second quarter 2013 largely due to increased costs associated with unfavorable manufacturing performance. During the first six months of 2014, operating income of $14.0 million was reported compared to $19.7 million of operating income for the same period in 2013 largely due to unfavorable sales mix as well as unfavorable pricing.

Unallocated Corporate Charges

•Unallocated corporate charges totaled $3.3 million in second quarter 2014 and $3.1 million in second quarter 2013. Year-to-date 2014 expense was $5.1 million compared to $5.2 million for the first six months of 2013.  Increased legal fees impacted both current year reporting periods.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At June 29, 2014, the Company had $4.8 million of cash and approximately $81.4 million of unused borrowing capacity under its revolving credit facility. The revolving credit facility had an outstanding balance of $5.3 million compared to $7.6 million at year-end 2013. Net debt (total debt less cash) was $588.2 million compared to $595.3 million at year-end 2013.

The Company was in compliance with all debt covenants at June 29, 2014, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash provided by operating activities during the first six months of 2014 was $28.7 million compared to $29.1 million of net cash used during the same six-month period last year. Net income of $0.9 million, adjusted for noncash charges, provided $18.9 million in operating cash for the period. Non-cash charges included $14.9 million of depreciation and amortization, $1.3 million of noncash employer matching contributions to the KSOP and $1.8 million of other noncash charges. During the first half of 2014, working capital decreased by $22.9 million. The primary component of this decrease was a $17.2 million decrease in accounts receivable. During June 2014, Appvion entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program were recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheet as of June 29, 2014. Proceeds received, including collections on the deferred purchase price notes receivable, were included in cash flows from operating activities. Trade receivables sold to a third-party financial institution, and being serviced by Appvion, totaled $47.3 million and deferred purchase price notes receivable totaled $17.3, resulting in a net reduction of accounts receivable of $30.0 million as of June 29, 2014. This reduction in accounts receivable was offset by a nearly $13 million increase in accounts receivable since year-end 2013.

In addition, accounts payable and other accrued liabilities increased $6.9 million. Positive cash flow included increased accounts payable resulting from improved vendor terms. This was reduced by interest payments made during the first half of the year. Other current assets decreased by $1.9 million. Higher finished goods inventories, partially offset by a decrease in raw material inventories, caused total inventories to increase by $3.1 million. A decrease in the pension liability, which included $12.3 million of pension plan contributions, resulted in an $11.3 million net use of cash. Other uses of cash totaled $1.8 million which included $0.7 million of transaction costs associated with the accounts receivable securitization.

Cash Flows from Investing Activities. During first half 2014, $8.5 million of cash was used for investing activities. This included $10.5 million used for the acquisition of property, plant and equipment and $2.0 million of proceeds from the second quarter auction of papermaking equipment located at the West Carrollton, Ohio facility. This compared to $10.5 million used during first half 2013, all of which was used for the acquisition of property, plant and equipment.

Cash Flows from Financing Activities. Net cash used by financing activities during the first six months of 2014 was $17.2 million compared to $44.3 million of cash provided during the same prior year period. First half 2014 proceeds from the issuance of PDC redeemable common stock totaled $1.3 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2014. Payments to redeem PDC stock were $7.8 million during this same period. The Company also made mandatory debt repayments of $2.4 million on its first lien term loan and State of Ohio loans. During the first half of 2014, the Company repaid a net $2.3 million of its revolving credit facility. In addition, cash overdrafts decreased $5.8 million during this current year period. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks. Other uses of cash were $0.2 million.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This guidance provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers, the guidance requires five steps to be applied which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

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

Item 4—Controls and Procedures

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during second quarter 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The rulings do not affect Appvion’s rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination (“the Arbitration”) arising out of Appvion’s acquisition of assets from NCR in 1978 while it was a subsidiary of B.A.T Industries Limited (“BAT”). Appvion and BAT have joint and several liability under the Arbitration for certain costs relating to the Lower Fox River and other potential future sites. Appvion initiated the dispute resolution procedures outlined in the 1998 agreement and arbitration commenced in March 2014. Issues in dispute include the scope of Appvion’s liability under the agreement, if any, as well as funding requests and supporting documentation from NCR (the “Dispute Resolution”). A decision on the Dispute Resolution is pending and currently expected to be received in the third quarter of 2014. The current carrying amount of Appvion’s liability under the Arbitration is $53.2 million, which represents Appvion’s best estimate of potential amounts to be paid. That liability could be materially impacted by the decision on the Dispute Resolution when received.

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

The rulings also do not affect either of the two indemnification agreements entered in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for costs, expenses and liabilities related to certain governmental and third-party environmental claims (including certain claims under the Arbitration), which are defined in the agreements as the Fox River Liabilities. Appvion has recorded a $53.2 million environmental indemnification receivable as of June 29, 2014.

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

The Company competes based on a number of factors, including price, product availability, quality and customer service. Additionally, the Company competes with domestic production and imports from Europe and Asia. In 2007, the Company filed anti-dumping petitions against imports of certain lightweight thermal paper (“LWTP”) from China, Germany and Korea and a countervailing duty petition against such imports from China. In 2008, the U.S Department of Commerce (“Department”) issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U.S. at prices below fair value, imposing final duties of 19.77% to 115.29%, and that German producers and exporters sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%. In addition, for all but one Chinese producer, the Department imposed countervailing duties of between 13.17% and 137.25%. In 2008, the U.S. International Trade Commission (“ITC”) determined the U.S. industry producing LWTP is threatened with material injury due to unfairly traded imports from China and Germany, and final duties went into effect in 2008. These duties do not have a direct impact on the Company’s net income.

A German manufacturer filed an appeal of the 2008 ITC determination to the U.S. Court of International Trade (“CIT”). Various appeals of the ITC Determination were filed by the German manufacturer. In a January 2013 decision, the Court of Appeals for the Federal Circuit affirmatively resolved the appeals and upheld the ITC determination.

In addition, for each of the five 12-month periods following implementation of the final duties, the Company and the German manufacturer have filed requests for administrative review (“AR”) with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month AR period, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. In 2012, the Department issued a final determination in the second 12-month AR period, resulting in a dumping margin of 4.33% for imports from the German manufacturer for the period from November 2009 to October 2010. In April 2013, the Department issued a final determination in the third 12-month AR period, resulting in a dumping margin of 75.36% for imports from the German manufacturer for the period from November 2010 to October 2011. The third review determination was based on the Department’s finding that the German manufacturer knowingly and intentionally submitted fraudulent responses to the Department. The German manufacturer has appealed each of the final review determinations. As a result of the appeal of the first 12-month AR period determination, the CIT ordered the Department to reconsider its final results by taking into account certain post-sale rebates the German manufacturer provided to its customers. On June 23, 2014, the Department issued its final determination results and determined, under protest of the CIT’s direction that the rebates be considered, that after consideration of the rebates, the margin rate is de minimis (effectively zero). If the CIT affirms this redetermination, Appvion is likely to appeal the decision. On June 11, 2014, the Department issued a final determination for the fourth 12-month AR period with a dumping margin of zero for imports from the German manufacturer for the period from November 2011 to October 2012. Appvion has appealed this final determination to the CIT. Based on the fraud discovered during the third AR period, in June 2013, the U.S. Department of Justice sought and received from the CIT a remand of the final results of the second AR. After this remand, the Department issued a final redetermination on June 16, 2014 and changed the margin from 4.33% to 75.36%. This final redetermination is based on the fraudulent conduct of the German manufacturer during the second AR period and is consistent with the final determination from the Department for the third AR period.

Finally, the Department and the ITC are required to conduct reviews five years after an anti-dumping or countervailing duties order is issued to determine whether revoking the order would be likely to lead to continuation or recurrence of dumping or subsidies and of material injury (“Sunset Review”). The Department has upheld the continuation of the orders for another five years, and both the German manufacturer and Appvion have filed appeals challenging different aspects of the Department’s decision. The ITC is currently conducting the Sunset Review in 2014. Upon final resolution of the pending appeals, fifth AR and the Sunset Review, certain of the duties could be reduced, increased or eliminated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 28, 2013, as well as in the Quarterly Report on Form 10-Q for the current quarter ended June 29, 2014, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: August 7, 2014	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)