Form 10-K/A
period 2013-12-28
PAPERWEIGHT DEVELOPMENT CORP
filed 2014-11-14
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT No. 1)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ◻    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☒    No  ◻

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated filer  ◻    Accelerated filer  ◻    Non-accelerated filer  ☒    Smaller reporting company  ◻

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

Explanatory Note

This Form 10-K/A amends the Company’s annual report on Form 10-K for the year ended December 28, 2013, which was filed on March 13, 2014 (the “Original Report”).

In this Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013, Paperweight Development Corp. (the “Company” or “PDC”) is restating its previously issued consolidated financial statements and the related disclosures.  As discussed in further detail below and in Note 1 to the accompanying consolidated financial statements, the restatement is the result of a misapplication in the guidance on accounting for redeemable equity.  We assessed the impact of this error on our prior interim and annual financial statements and concluded the impact was material to these financial statements.  Consequently, we are restating the prior period financial statements for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, the unaudited condensed consolidated financial statements for the first three fiscal quarters in fiscal 2013, and the unaudited condensed consolidated financial statements for the first two fiscal quarters of fiscal year 2014.  All amounts in this Form 10-K/A that were affected by the restatement have been restated.

For a more detailed explanation of these matters and resulting restatements, please see Note 1,  Basis of Presentation and Nature of Operations, Restatement of Consolidated Financial Statements, in the accompanying consolidated financial statements and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued Consolidated Financial Statements.

In order to accomplish the restatements discussed above, we are also separately amending our previously filed 2014 Quarterly Reports on Form 10-Q for the quarterly periods ended June 29, 2014, which includes the quarterly period ended June 30, 2013, and March 30, 2014, which includes the quarterly period ended March 31, 2013.

All of the information in this Form 10-K/A is as of the date of the Original Report and does not reflect any subsequent information or events other than the restatement discussed in Note 1 to the consolidated financial statements appearing in this Form 10-K/A. For the convenience of the reader, this Form 10-K/A sets forth the Original Report in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in this Form 10-K/A is amended hereby:

Part II, Item 6 – Selected Financial Data

Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8 – Financial Statements

Part II, Item 9A – Controls and Procedures

Part IV, Item 15 – Exhibits, Financial Statement Schedules

The Company is including currently dated Sarbanes-Oxley Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-K/A.

Background of Restatement

On November 11, 2014, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in connection with an internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to redeemable equity, the Company’s previously issued consolidated financial statements for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, and the financial statements for the quarters ended March 31, 2014 and June 30, 2014 should no longer be relied upon.  As such, the Company is restating its financial statements for the following periods: (i) the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, and (ii) the quarterly periods ended June 29, 2014, March 30, 2014, September 29, 2013, June 30, 2013, and March 31, 2013 (the “Restated Periods”).  These corrections result in restatements to the carrying amount of redeemable common stock and accumulated deficits for all periods and have no impact on the Company’s current or previously reported cash position, net income or loss, or statement of cash flows.

The guidance on accounting for redeemable equity requires a determination of whether the equity is currently redeemable or not currently redeemable.  Shares that are currently redeemable should be recorded at redemption value.  For shares that are not currently redeemable, the accounting guidance allows for changes in redemption value to be accreted from the initial issuance date to the earliest redemption date.  The Company originally determined that the redeemable common stock was not currently redeemable.  However, the original determination of the earliest redemption date did not consider that the common stock was redeemable at the option of employees upon termination.  In considering this fact, management determined that a significant portion of the common stock was currently redeemable and as a consequence those shares should have been carried at redemption value.

The guidance on accounting for redeemable equity also specifies that if the redemption value is less than the original issuance cost, the carrying amount of the redeemable common stock should not be less than the original issuance cost.  The Company’s historical accounting did not appropriately consider this requirement, which resulted in certain shares of redeemable common stock being reported at a carrying amount below the original issuance cost.

The Audit Committee, together with management, determined that the financial statements in the Restated Periods should be restated to reflect the provisions above with an offsetting adjustment to the carrying amount of accumulated deficit.

The restatement had no impact on the Company’s Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows.  An explanation of the impact on our financial statements is contained in Note 1 to the consolidated financial statements contained in this Annual Report.

Internal Control Considerations

Management has assessed the effect of the restatement on the Company’s internal control over financial reporting and believes that this restatement was the result of a material weakness in its internal controls over financial reporting for all periods under restatement because of a material weakness related to accounting for redeemable equity.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  For a discussion of management’s consideration of the material weakness identified, see Item 9A: Controls and Procedures included in this Annual Report.

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

The Company was party to a significant base stock supply agreement with a supplier which was signed in June 2010 and set to expire on December 31, 2012. On February 22, 2012, the Company entered into a new long-term supply agreement with this supplier for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. The agreement includes successive five-year renewal terms unless either party gives notice of non-renewal at least two years prior to the expiration of the then current term. Prices to be paid by the Company are subject to certain rebates and certain adjustments during the term of the agreement based on volume, changes to raw material pricing, freight prices and productivity gains. The supplier has agreed to be competitive in terms of price, delivery, quality and services. Purchases made from this supplier were approximately 69% of total 2013 base stock purchases. For further information see the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Consolidated Financial Statements.

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

Item 6.Selected Financial Data

The following tables set forth selected historical consolidated financial data for Paperweight Development Corp. and Subsidiaries (“PDC”) as of and for each of the five years in the five-year period ended December 28, 2013. The consolidated financial information shown below reflects C&H (through its sale in 2009) and NEX and APC (through their sale in July 2010) as discontinued operations for all years presented. The historical consolidated financial data for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, were derived from the consolidated financial statements included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as indicated in its report included in "Item 8. Financial Statements and Supplementary Data." The remaining historical financial data presented below were derived from previously-reported consolidated financial statements, not included in this report.

In this Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013, PDC is restating its previously issued consolidated financial statements and the related disclosures for the three years ended December 28, 2013. The restatement is the result of a misapplication of accounting guidance related to redeemable equity. As a result, the redeemable common stock and accumulated deficit lines below have been restated. For further discussion, see Note 1,  Basis of Presentation and Nature of Operations, Restatement of Consolidated Financial Statements, in the accompanying consolidated financial statements.

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

	2013	2012	2011	2010	2009

	(in thousands)
Statement of Operations Data:
Net sales	$807,486	$849,756	$857,329	$849,884	$761,807
Cost of sales	567,786	758,875	718,710	682,228	609,734
Gross profit	239,700	90,881	138,619	167,656	152,073
Selling, general and administrative expenses	106,928	152,961	144,928	139,154	129,148
Restructuring and other charges (1)	—	28,589	—	—	—
Environmental expense insurance recovery	—	(2,188)	—	(8,947)	—
Litigation settlement, net	—	—	3,122	—	—

Operating income (loss)	132,772	(88,481)	(9,431)	37,449	22,925

Interest expense	55,910	59,654	61,330	65,772	51,291
Debt extinguishment expense (income), net	59,681	—	—	7,010	(42,602)
Interest income	(369)	(224)	(355)	(327)	(402)
Litigation settlement, net	—	—	(23,229)	—	—
Other expense (income)	82	(47)	(102)	(429)	(2,326)

Income (loss) from continuing operations before income taxes	17,468	(147,864)	(47,075)	(34,577)	16,964

Provision for income taxes	193	587	577	176	333

Income (loss) from continuing operations	17,275	(148,451)	(47,652)	(34,753)	16,631

Income (loss) from discontinued operations, net of income taxes	—	—	—	3,499	(606)
Net income (loss)	$17,275	$(148,451)	$(47,652)	$(31,254)	$16,025

Other Financial Data:
Depreciation and amortization (2)	$30,061	$100,296	$48,616	$49,780	$56,460
Capital expenditures (2)	28,290	17,143	15,847	17,250	22,851
Balance Sheet Data (at end of period):
Working capital	$65,209	$64,823	$109,104	$115,738	$105,490
Total assets	547,528	561,090	643,268	676,994	790,799
Total debt	597,293	515,765	511,874	558,950	550,716
Redeemable common stock (Restated) (3)	157,445	177,376	173,270	170,455	180,078
Accumulated deficit (Restated) (3)	(509,296)	(535,595)	(374,881)	(317,668)	(290,987)

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

(3)These amounts were restated as discussed above. See Note 1of the Consolidated Financial Statements in Item 8 for further discussion and the impact of the restatement in 2013, 2012 and 2011. The impact of the restatement on 2010 and 2009 is summarized below.

	As
	Previously		As
	Reported	Correction	Restated
Redeemable Common Stock
For the year ended January 1, 2011	$ 110,045	$ 60,410	$ 170,455
For the year ended January 2, 2010	122,087	57,991	180,078

Accumulated Deficit
For the year ended January 1, 2011	(257,258)	(60,410)	(317,668)
For the year ended January 2, 2010	(232,996)	(57,991)	(290,987)

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

Restatement of Previously Issued Consolidated Financial Statements

As discussed in the Explanatory Note and Note 1 of the accompanying consolidated financial statements, the audited Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012 and the Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, and related disclosures,  have been restated to give effect to the correction of a misapplication of accounting guidance related to redeemable equity. The impact of the restatements is presented below. The restatements had no impact on the Company’s Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows for any period.

Consolidated Balance Sheets
December 28, 2013
As
	Previously		As
	Reported	Correction	Restated
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,129,112	$ 63,322	$ 94,123	$ 157,445
Accumulated deficit	(415,173)	(94,123)	(509,296)

December 29, 2012
As
	Previously		As
	Reported	Correction	Restated
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,730,118	$ 81,704	$ 95,672	$ 177,376
Accumulated deficit	(439,923)	(95,672)	(535,595)

Consolidated Statements of Redeemable Common Stock,
Accumulated Deficit and Accumulated Other Comprehensive Income

	For the Year Ended December 28, 2013
	As
	Previously		As
	Reported	Correction	Restated
Balance, December 29, 2012 - Redeemable Common Stock	$ 81,704	$ 95,672	$ 177,376
Redemption of redeemable common stock	(16,441)	(2,571)	(19,012)
Change in fair value and accretion of redeemable common stock	(7,475)	1,022	(6,453)
Balance, December 28, 2013 - Redeemable Common Stock	63,322	94,123	157,445

Balance, December 29, 2012 - Accumulated Deficit	(439,923)	(95,672)	(535,595)
Redemption of redeemable common stock	-	2,571	2,571
Change in fair value and accretion of redeemable common stock	7,475	(1,022)	6,453
Balance, December 28, 2013 - Accumulated Deficit	(415,173)	(94,123)	(509,296)

	For the Year Ended December 29, 2012
	As
	Previously		As
	Reported	Correction	Restated
Balance, December 31, 2011 - Redeemable Common Stock	$ 97,615	$ 75,655	$ 173,270
Redemption of redeemable common stock	(14,070)	(2,264)	(16,334)
Change in fair value and accretion of redeemable common stock	(7,754)	22,281	14,527
Balance, December 29, 2012 - Redeemable Common Stock	81,704	95,672	177,376

Balance, December 31, 2011 - Accumulated Deficit	(299,226)	(75,655)	(374,881)
Redemption of redeemable common stock	-	2,264	2,264
Change in fair value and accretion of redeemable common stock	7,754	(22,281)	(14,527)
Balance, December 29, 2012 - Accumulated Deficit	(439,923)	(95,672)	(535,595)

	For the Year Ended December 31, 2011
	As
	Previously		As
	Reported	Correction	Restated
Balance, January 1, 2011 - Redeemable Common Stock	$ 110,045	$ 60,410	$ 170,455
Redemption of redeemable common stock	(12,351)	(3,035)	(15,386)
Change in fair value and accretion of redeemable common stock	(5,684)	18,280	12,596
Balance, December 31, 2011 - Redeemable Common Stock	97,615	75,655	173,270

Balance, January 1, 2011 - Accumulated Deficit	(257,258)	(60,410)	(317,668)
Redemption of redeemable common stock	-	3,035	3,035
Change in fair value and accretion of redeemable common stock	5,684	(18,280)	(12,596)
Balance, December 31, 2011 - Accumulated Deficit	(299,226)	(75,655)	(374,881)

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

Redeemable Common Stock. In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the appropriate accounting for redeemable equity first depends upon a determination of whether the equity is currently redeemable or not currently redeemable.  Shares that are currently redeemable are recorded at redemption value.  For shares that are not currently redeemable, the accounting guidance allows for changes in redemption value to be accreted from the initial issuance date to the earliest redemption date. This guidance also specifies that if the redemption value is less than the original issuance cost, the carrying amount of the redeemable common stock should not be less than the original issuance cost. The fair value of redeemable common stock is determined by an independent, third-party appraiser selected by Reliance Trust Company, the ESOP Trustee, as required by law and the ESOP. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $132 million has been determined.

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

Item 8.            Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of Paperweight Development Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of redeemable common stock and accumulated deficit and accumulated other comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Paperweight Development Corp. and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2013,  2012 and 2011 consolidated financial statements to correct an error.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 13, 2014, except for the effects of the restatement discussed in Note 1 to the consolidated financial statements, as to which the date is November 14, 2014

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 28, 2013	December 29, 2012
	(As Restated)	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$1,800	$1,851
Accounts receivable, less allowance for doubtful accounts of $907 and $1,077, respectively	75,928	92,680
Inventories	92,313	94,349
Other current assets	65,331	70,620
Total current assets	235,372	259,500

Property, plant and equipment, net of accumulated depreciation of $625,593 and $607,006, respectively	245,233	243,265
Intangible assets, net	41,554	43,839
Other assets	25,369	14,486

Total assets	$547,528	$561,090

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$4,734	$3,975
Accounts payable	61,454	68,600
Accrued interest	6,360	2,467
Other accrued liabilities	97,615	119,635
Total current liabilities	170,163	194,677

Long-term debt	592,412	511,624
Postretirement benefits other than pension	30,605	38,440
Accrued pension	66,143	137,081
Other long-term liabilities	36,243	32,165
Commitments and contingencies (Note 17)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,129,112 and
8,730,118, respectively	157,445	177,376
Accumulated deficit	(509,296)	(535,595)
Accumulated other comprehensive income	3,813	5,322
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$547,528	$561,090

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED
(dollars in thousands)

	December 28,	December 29,	December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$17,275	$(148,451)	$(47,652)
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
Depreciation	27,776	98,010	46,292
Amortization of intangible assets	2,285	2,286	2,324
Impaired inventory revaluation	—	11,061	—
Amortization of financing fees	2,411	2,645	3,373
Amortization of bond discount	864	1,066	958
Employer 401(k) noncash matching contributions	2,637	3,038	2,738
Foreign exchange loss (gain)	99	(227)	1,143
Net gain from involuntary conversion of equipment	—	—	(1,374)
Noncash loss (gain) on hedging	197	(2,382)	—
Loss on disposals of equipment	265	1,448	209
Noncash debt refinancing costs	8,101	—	—
Fox River insurance recovery	—	—	(145)
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	17,343	(2,857)	2,004
Inventories	1,832	(962)	6,107
Other current assets	(461)	3,105	14,484
Accounts payable and other accrued liabilities	(21,357)	27,159	(569)
Accrued pension	(70,452)	12,322	37,149
Other, net	(11,533)	16,044	1,670
Net cash (used) provided by operating activities	(22,718)	23,305	68,711

Cash flows from investing activities:
Proceeds from sale of equipment	17	22	6
Net change in cash due to sale of Films	—	—	2,000
Insurance proceeds from involuntary conversion of equipment	—	—	1,374
Additions to property, plant and equipment	(28,290)	(17,143)	(15,847)
Net cash used by investing activities	(28,273)	(17,121)	(12,467)

Cash flows from financing activities:
Payment of senior secured first lien notes payable	(305,000)	—	—
Payments of senior secured notes payable	—	—	(17,491)
Payment of second lien notes payable	(161,766)	—	—
Proceeds from first lien term loan	331,650	—	—
Proceeds from second lien senior secured notes payable	246,252	—	—
Payment of senior subordinated notes payable	(32,195)	—	—
Payment of first lien term loan	(837)	—	—
Payment of industrial development bonds	(2,650)	—	—
Debt acquisition costs	(13,706)	—	—
Payments relating to capital lease obligations	(86)	(68)	(47)
Proceeds from old revolving line of credit	155,300	253,400	202,800
Payments of old revolving line of credit	(159,000)	(249,700)	(232,100)
Proceeds from new revolving line of credit	212,800	—	—
Payments of new revolving line of credit	(205,200)	—	—
Payments of State of Ohio loans	(1,325)	(1,256)	(1,203)
Proceeds from municipal debt	—	300	—
Proceeds from issuance of redeemable common stock	2,910	2,884	2,875
Payments to redeem common stock	(16,441)	(14,070)	(12,351)
Increase (decrease) in cash overdraft	251	(3,078)	4,749
Net cash provided (used) by financing activities	50,957	(11,588)	(52,768)

Effect of foreign exchange rate changes on cash and cash equivalents	(17)	14	(7)
Change in cash and cash equivalents	(51)	(5,390)	3,469
Cash and cash equivalents at beginning of period	1,851	7,241	3,772
Cash and cash equivalents at end of period	$1,800	$1,851	$7,241

The accompanying notes are an integral part of these condensed consolidated financial stateme

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED
(dollars in thousands, except share data)

	Redeemable Common Stock				Accumulated
					Other
	Shares			Accumulated	Comprehensive
	Outstanding	Amount		Deficit	Income
		(As Restated)		(As Restated)

Balance, January 1, 2011	9,713,212	$170,455		$(317,668)	$11,218

Comprehensive loss:
Net loss	—	—		(47,652)	—
Other comprehensive income	—	—		—	1,806

Issuance of redeemable common stock	416,217	5,605		—	—
Redemption of redeemable common stock	(916,621)	(15,386)	3,035	3,035	—
Change in fair value and accretion of redeemable common stock	—	12,596		(12,596)	—

Balance, December 31, 2011	9,212,808	$173,270		$(374,881)	$13,024

Comprehensive loss:
Net loss	—	—		(148,451)	—
Other comprehensive loss	—	—		—	(7,702)

Issuance of redeemable common stock	378,566	5,913		—	—
Redemption of redeemable common stock	(861,256)	(16,334)		2,264	—
Change in fair value and accretion of redeemable common stock	—	14,527		(14,527)	—

Balance, December 29, 2012	8,730,118	$177,376		$(535,595)	$5,322

Comprehensive income:
Net income	—	—		17,275	—
Other comprehensive loss	—	—		—	(1,509)

Issuance of redeemable common stock	326,485	5,534		—	—
Redemption of redeemable common stock	(927,491)	(19,012)		2,571	—
Change in fair value and accretion of redeemable common stock	—	(6,453)		6,453	—

Balance, December 28, 2013	8,129,112	$157,445		$(509,296)	$3,813

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On November 11, 2014, the Audit Committee of the Company’s Board of Directors, in connection with an internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to redeemable equity, the Company’s previously issued consolidated financial statements for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, and the financial statements for the quarters ended March 31, 2014 and June 30, 2014 should no longer be relied upon.  As such, the Company has restated its financial statements for the following periods included in this report, the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011 (the “Restated Periods”).  These corrections result in restatements to the carrying amount of redeemable common stock and accumulated deficits for all periods and have no impact on the Company’s current or previously reported cash position, net income or loss, or statement of cash flows.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under Accounting Standards Codification (“ASC”) 480,  Distinguishing Liabilities from Equity, the appropriate accounting for redeemable equity first depends upon a determination of whether the equity is currently redeemable or not currently redeemable.  Shares that are currently redeemable should be recorded at redemption value.  For shares not currently redeemable, the accounting guidance allows for changes in redemption value to be accreted from the initial issuance date to the earliest redemption date.  The Company originally determined that the redeemable common stock was not currently redeemable.  However, the original determination of the earliest redemption date did not consider that the common stock was redeemable at the option of employees upon termination.  In considering this fact, management determined that a significant portion of the common stock was currently redeemable and as a consequence those shares should have been carried at redemption value.

The guidance on accounting for redeemable equity also specifies that if the redemption value is less than the original issuance cost, the carrying amount of the redeemable common stock should not be less than the original issuance cost.  The Company’s historical accounting did not appropriately consider this requirement, which resulted in certain shares of redeemable common stock being reported at a carrying amount below the original issuance cost.

The impact of the restatements on affected line items  of the audited Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012 and Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 are presented below. The restatements had no impact on the Company’s Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows for any period.

Consolidated Balance Sheets
December 28, 2013
As
	Previously		As
	Reported	Correction	Restated
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,129,112	$ 63,322	$ 94,123	$ 157,445
Accumulated deficit	(415,173)	(94,123)	(509,296)

December 29, 2012
As
	Previously		As
	Reported	Correction	Restated
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,730,118	$ 81,704	$ 95,672	$ 177,376
Accumulated deficit	(439,923)	(95,672)	(535,595)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated Statements of Redeemable Common Stock,
Accumulated Deficit and Accumulated Other Comprehensive Income

	For the Year Ended December 28, 2013
	As
	Previously		As
	Reported	Correction	Restated
Balance, December 29, 2012 - Redeemable Common Stock	$ 81,704	$ 95,672	$ 177,376
Redemption of redeemable common stock	(16,441)	(2,571)	(19,012)
Change in fair value and accretion of redeemable common stock	(7,475)	1,022	(6,453)
Balance, December 28, 2013 - Redeemable Common Stock	63,322	94,123	157,445

Balance, December 29, 2012 - Accumulated Deficit	(439,923)	(95,672)	(535,595)
Redemption of redeemable common stock	-	2,571	2,571
Change in fair value and accretion of redeemable common stock	7,475	(1,022)	6,453
Balance, December 28, 2013 - Accumulated Deficit	(415,173)	(94,123)	(509,296)

	For the Year Ended December 29, 2012
	As
	Previously		As
	Reported	Correction	Restated
Balance, December 31, 2011 - Redeemable Common Stock	$ 97,615	$ 75,655	$ 173,270
Redemption of redeemable common stock	(14,070)	(2,264)	(16,334)
Change in fair value and accretion of redeemable common stock	(7,754)	22,281	14,527
Balance, December 29, 2012 - Redeemable Common Stock	81,704	95,672	177,376

Balance, December 31, 2011 - Accumulated Deficit	(299,226)	(75,655)	(374,881)
Redemption of redeemable common stock	-	2,264	2,264
Change in fair value and accretion of redeemable common stock	7,754	(22,281)	(14,527)
Balance, December 29, 2012 - Accumulated Deficit	(439,923)	(95,672)	(535,595)

	For the Year Ended December 31, 2011
	As
	Previously		As
	Reported	Correction	Restated
Balance, January 1, 2011 - Redeemable Common Stock	$ 110,045	$ 60,410	$ 170,455
Redemption of redeemable common stock	(12,351)	(3,035)	(15,386)
Change in fair value and accretion of redeemable common stock	(5,684)	18,280	12,596
Balance, December 31, 2011 - Redeemable Common Stock	97,615	75,655	173,270

Balance, January 1, 2011 - Accumulated Deficit	(257,258)	(60,410)	(317,668)
Redemption of redeemable common stock	-	3,035	3,035
Change in fair value and accretion of redeemable common stock	5,684	(18,280)	(12,596)
Balance, December 31, 2011 - Accumulated Deficit	(299,226)	(75,655)	(374,881)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company reviews the carrying value of intangible assets with definite lives and other long-lived assets whenever events or changes in circumstances indicate that the assets may be impaired. The fair value of the assets is based on an analysis of the undiscounted future cash flows. If the carrying amount of the asset exceeds the determined fair value, an impairment loss would be recognized based upon anticipated discounted cash flows from the asset.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the location and amount of (losses) gains on derivative instruments and related hedge items included in the Company’s Consolidated Statement of Comprehensive Income (Loss) for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 and (losses) gains initially recognized in accumulated other comprehensive income in the Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election in 2001 to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $107 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax payroll deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. Matching contributions charged to expense amounted to $2.6 million in 2013, $3.0 million in 2012 and $2.7 million in 2011.

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the appropriate accounting for redeemable equity first depends upon a determination of whether the equity is currently redeemable or not currently redeemable.  Shares that are currently redeemable should be recorded at redemption value.  For shares that are not currently redeemable, the accounting guidance allows for changes in redemption value to be accreted from the initial issuance date to the earliest redemption date.         This guidance also specifies that if the redemption value is less than the original issuance cost, the carrying amount of the redeemable common stock should not be less than the original issuance cost.

The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by Reliance Trust Company, the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. The year-end 2013 share price was $16.25. Based upon the estimated fair value of the redeemable common stock, an ultimate redemption liability of approximately $132 million has been determined. The restated redeemable common stock recorded carrying value as of December 28, 2013, was $157  million.

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management of the Company carried out an evaluation, with the participation of the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 28, 2013 in connection with the filing of the original Annual Report on Form 10-K for the year ended December 28, 2013 filed on March 13, 2014. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2013.

Subsequent to the evaluation made in connection with the filing of the original Annual Report on Form 10-K for the fiscal year ended December 28, 2013 and in connection with the restatement discussed in Note 1 to the consolidated financial statements and the filing of this Annual Report on Form 10-K/A, the Company’s management, with the participation of its CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of December 28, 2013 and the CEO and CFO concluded that, because of the existence of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 28, 2013.

Management’s Report on Internal Control Over Financial Reporting (as restated)

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed by, or under the supervision of, the Company’s CEO and CFO and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013. The assessment was based on criteria established in the framework Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded the following material weakness existed as of December 28, 2013.

In connection with the filing of the original Form 10-K on March 13, 2013, the Company’s management included Management’s Annual Report on Internal Control Over Financial Reporting therein, which expressed a conclusion by management that management believes that the Company’s internal control over financial reporting was effective as of December 28, 2013. As a result of the restatement of the Company’s consolidated financial statements, management has determined that material weaknesses in internal control over financial reporting existed as of December 28, 2013 and, based on the criteria noted above, now concludes that the Company’s internal control over financial reporting was not effective as of December 28, 2013.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has concluded that the Company did not maintain effective internal control over the accuracy of its accounting for redeemable common stock. Specifically, the Company did not maintain effective controls to accurately determine whether redeemable common stock was currently redeemable and whether the valuation of redeemable common stock, including the calculation of the carrying amount of the redeemable common stock, was accurate. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, and the quarterly periods ended March 30, 2014, June 29, 2014, March 31, 2013, June 30, 2013 and September 29, 2013 as discussed in Note 1 to the consolidated financial statements. Additionally, this control deficiency could result in the misstatements of redeemable common stock and accumulated deficit and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

In Management’s Report on Internal Control Over Financial Reporting included in the Company’s original Annual Report on Form 10-K for the year ended December 28, 2013, the Company’s management, including the CEO and CFO, concluded that management maintained effective internal control over financial reporting as of December 28, 2013.  Management has subsequently concluded that the material weakness described above existed as of December 28, 2013, based on the criteria in Internal Control – Integrated Framework issued by the COSO.  Accordingly, management has restated its report on internal control over financial reporting.

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

Remediation Plans

The Company has devoted and intends to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. The Company has taken specific actions as well as made specific plans to redesign certain internal controls to improve their effectiveness.  While the Company has processes to identify, evaluate and apply developments that occur in accounting, it plans to enhance these processes to better evaluate its research and understanding of the nuances of increasingly complex accounting standards. At this time, the Company plans to provide enhanced access to accounting literature, research materials and documents and to increase communication among our personnel and third party professionals with whom consultation is made regarding complex accounting applications. Additionally, the Company plans to redesign its control over the accuracy of its redeemable common stock in order to better prevent or detect a misstatement in the redeemable common stock account and offsetting misstatement to the accumulated deficit account.  Although the implementation of this remediation plan began in the fourth quarter of 2014, the Company expects that the intended effects will be accomplished over time though can offer no assurance that these initiatives will ultimately have the intended ameliorative effects or that additional material weaknesses will not arise in the future.  Management will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes that management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

All Other Fees. There were other fees of $1,800 in both 2013 and 2012 billed by PricewaterhouseCoopers LLP.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

	Report of Independent Registered Public Accounting Firm	47

	Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012	48

	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 28, 2013, December 29, 2012 and December 31, 2011	49

	Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011	50

	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011	51
	Notes to Consolidated Financial Statements	52

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	124

(a)(2)	SCHEDULE I – Condensed Financial Information	125

	SCHEDULE II – Valuation and Qualifying Accounts	126

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

10.22

Appleton Papers Retirement Savings and Employee Stock Ownership Plan, amended and restated generally effective January 1, 2009. Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

10.22.1

Resolution by Appleton’s Board of Directors dated December 8, 2010, amending the Appleton Papers Inc. Retirement Savings and Employee Stock Ownership Plan, generally effective March 1, 2011. Incorporated by reference to Exhibit 10.24.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)

10.22.2

Resolution by Appleton’s ESOP Administrative Committee and the Benefit Finance Committee of Appleton Papers Inc. effective October 1, 2011, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009. Incorporated by reference to Exhibit 10.26.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)

10.22.3

Resolution by Appleton’s ESOP Administrative Committee effective January 1, 2012, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009. Incorporated by reference to Exhibit 10.24.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.(1)

10.22.4

Resolution by Appleton’s ESOP Administrative Committee effective October 8, 2012, amending Appleton Papers Retirement Savings and Employee Stock Ownership Plan, generally effective January 1, 2009. Incorporated by reference to Exhibit 10.24.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.(1)

10.23

Amended and restated Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2011. (1)

10.23.1

Resolutions by the Benefit Finance Committee of Appleton Papers Inc. dated April 4, 2011 further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2011. (1)

10.23.2

Resolutions by the Benefit Finance Committee of Appleton Papers Inc. effective July 1, 2012 further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.25.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.(1)

10.23.3

Resolutions by the Benefit Finance Committee of Appleton Papers Inc. effective September 24, 2012, further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.25.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.(1)

10.23.4

Resolutions by the Benefit Finance Committee of Appvion, Inc. dated June 12, 2013, further amending the Appleton Papers Inc. Retirement Plan as amended through March 9, 2011. Incorporated by reference to Exhibit 10.23.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on March 13, 2014.(1)

10.23.5

Resolutions by the Benefit Finance Committee of Appvion, Inc. effective December 16, 2013, further amending the Appvion, Inc. Retirement Plan as amended through March 9, 2011.  Incorporated by reference to Exhibit 10.23.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on March 13, 2014.(1)

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

18.2

Letter of Concurring Opinion from PricewaterhouseCoopers, dated March 13, 2013, to the Board of Directors Paperweight Development Corp. and Subsidiaries regarding the preferability of changes in accounting principles to mark-to-market accounting for pension and other postretirement benefit plans, and to certain costs included in inventory. Incorporated by reference to Exhibit 18.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012

21.1

Subsidiaries of Paperweight Development Corp. Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on March 13, 2014.

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

PAPERWEIGHT DEVELOPMENT CORP.
By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	November 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	November 14, 2014

/s/ THOMAS J. FERREE Thomas J. Ferree	Senior Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	November 14, 2014

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Vice President, Controller and Assistant Treasurer	November 14, 2014

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	November 14, 2014

/s/ TERRY M. MURPHY	Director	November 14, 2014
Terry M. Murphy

/s/ ANDREW F. REARDON	Director	November 14, 2014
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	November 14, 2014

/s/ MARK A. SUWYN Mark A. Suwyn	Director	November 14, 2014

/s/ GEORGE W. WURTZ George W. Wurtz	Director	November 14, 2014

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON

FINANCIAL STATEMENT SCHEDULES

To the Shareholder and Board of Directors of Paperweight Development Corp.:

Our audits of the consolidated financial statements referred to in our report dated March 13, 2014, except for the effects of the restatement discussed in Note 1 to the consolidated financial statements, as to which the date is November 14, 2014 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in the Notes to Schedule 1, the Company has restated its 2013, 2012 and 2011 condensed financial information included in Schedule 1 to correct an error.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 13, 2014, except for the effects of the restatement discussed in the Notes to Schedule 1, as to which the date is November 14, 2014

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

SCHEDULE I

PAPERWEIGHT DEVELOPMENT CORP.
CONDENSED BALANCE SHEETS
(dollars in thousands)

	December 28, 2013	December 29, 2012
	(As Restated)	(As Restated)
ASSETS
Current assets
Other current assets	$59,253	$65,000
Total current assets	59,253	65,000

Other assets	12	12

Total assets	$59,265	$65,012

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED
OTHER COMPREHENSIVE INCOME
Current liabilities
Due to Appvion, Inc.	$56,816	$65,000
Total current liabilities	56,816	65,000
Investment in Appvion, Inc.	350,487	352,909
Redeemable common stock, $0.01 par value, shares
authorized: 30,000,000, shares issued and outstanding:
8,129,112 and 8,730,118, respectively	157,445	177,376
Accumulated deficit	(509,296)	(535,595)
Accumulated other comprehensive income	3,813	5,322

Total liabilities, redeemable common stock,
accumulated deficit and accumulated other
comprehensive income	$59,265	$65,012

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On November 11, 2014, the Audit Committee of the Company’s Board of Directors, in connection with an internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to redeemable equity, the Company’s previously issued consolidated financial statements for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, and the financial statements for the quarters ended March 31, 2014 and June 30, 2014 should no longer be relied upon.  As such, the Company has restated its financial statements for the following periods included in this report, the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011 (the “Restated Periods”).  These corrections result in restatements to the carrying amount of redeemable common stock and accumulated deficits for all periods and have no impact on the Company’s current or previously reported cash position, net income or loss, or statement of cash flows.

Under Accounting Standards Codification (“ASC”) 480,  Distinguishing Liabilities from Equity, the appropriate accounting for redeemable equity first depends upon a determination of whether the equity is currently redeemable or not currently redeemable.  Shares that are currently redeemable should be recorded at redemption value.  For shares not currently redeemable, the accounting guidance allows for changes in redemption value to be accreted from the initial issuance date to the earliest redemption date.  The Company originally determined that the redeemable common stock was not currently redeemable.  However, the original determination of the earliest redemption date did not consider that the common stock was redeemable at the option of employees upon termination.  In considering this fact, management determined that a significant portion of the common stock was currently redeemable and as a consequence those shares should have been carried at redemption value.

The guidance on accounting for redeemable equity also specifies that if the redemption value is less than the original issuance cost, the carrying amount of the redeemable common stock should not be less than the original issuance cost.  The Company’s historical accounting did not appropriately consider this requirement, which resulted in certain shares of redeemable common stock being reported at a carrying amount below the original issuance cost.

The impact of the restatements on affected line items of the audited Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012 are presented below. The restatements had no impact on the Company’s Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows for any period.

Consolidated Balance Sheets
December 28, 2013
As
	Previously		As
	Reported	Correction	Restated
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,129,112	$ 63,322	$ 94,123	$ 157,445
Accumulated deficit	(415,173)	(94,123)	(509,296)

December 29, 2012
As

	Previously		As
	Reported	Correction	Restated
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,730,118	$ 81,704	$ 95,672	$ 177,376
Accumulated deficit	(439,923)	(95,672)	(535,595)

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