Form 10-Q/A
period 2014-03-30
PAPERWEIGHT DEVELOPMENT CORP
filed 2014-11-14
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT No. 1)

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

Explanatory Note

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarter ended March 30, 2014, which was filed on May 8, 2014 (the “Original Report”).

In this Quarterly Report on Form 10-Q/A for the three months ended March 30, 2014, Paperweight Development Corp. (the “Company” or “PDC”) is restating its previously issued condensed consolidated financial statements and the related disclosures as of December 28, 2013, and the previously issued condensed consolidated financial statements for the quarterly period ended March 31, 2013.  As discussed in further detail below and in Note 2 to the accompanying condensed consolidated financial statements, the restatement is the result of a misapplication in the guidance on accounting for redeemable equity.  We assessed the impact of this error on our prior interim and annual financial statements and concluded the impact was material to these financial statements.  Consequently, we are restating the prior period financial statements for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, the unaudited condensed consolidated financial statements for the first three fiscal quarters in fiscal 2013, and the unaudited condensed consolidated financial statements for the first two fiscal quarters of fiscal year 2014.  All amounts in this Form 10-Q/A that were affected by the restatement have been restated, including the Condensed Consolidated Balance Sheet as of December 28, 2013 and the unaudited interim financial information for the quarter ended March 31, 2013.

All of the information in this Form 10-Q/A is as of the date of the Original Report and does not reflect any subsequent information or events other than the restatement discussed in Note 2 to the accompanying condensed consolidated financial statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the Original Report in its entirety. However, the following items of this Form 10-Q/A have been amended solely as a result of, and to reflect, the restatement, and no other information in this Form 10-Q/A is amended hereby: (i) Part I, Item 1: Financial Statements (unaudited);  (ii) Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iii) Part I, Item 4 – Controls and Procedures and (iv) Part II, Item 6 - Exhibits. The Company is also including currently dated Sarbanes-Oxley Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

For a more detailed explanation of these matters and resulting restatements, please see Part I, Item 1: Financial Statements (unaudited) – Note 2 to the Condensed Consolidated Financial Statements and Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued Consolidated Financial Statements.

In order to accomplish the restatements discussed above, we are also separately amending our previously filed (i) 2013 Annual Report on Form 10-K, which includes the years ended December 28, 2013, December 29, 2012, and December 31, 2011 and (ii) the 2014 Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2014, which includes the quarterly period ended June 30, 2013.

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

The Audit Committee, together with management, determined that the financial statements in the Restated Periods should be restated to reflect the provisions above with an offsetting adjustment to the carrying amount of calculated deficit.

The restatement had no impact on the Company’s Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows.  An explanation of the impact on our financial statements is contained in Note 2 to the condensed consolidated financial statements contained in Part I, Item 1: Financial Statements (unaudited).

Internal Control Considerations

Management has assessed the effect of the restatement on the Company’s internal control over financial reporting and believes that this restatement was the result of a material weakness in its internal controls over financial reporting for all periods under restatement because of a material weakness related to accounting for redeemable equity.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4: Controls and Procedures included in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	March 30,	December 28,
	2014	2013
	(As Restated)	(As Restated)

ASSETS
Current assets
Cash and cash equivalents	$2,825	$1,800
Accounts receivable, less allowance for doubtful accounts of $975 and $907, respectively	81,823	75,928
Inventories	97,546	92,313
Other current assets	63,364	65,331
Total current assets	245,558	235,372

Property, plant and equipment, net of accumulated depreciation of $631,991 and $625,593, respectively	242,764	245,233
Intangible assets, net	40,983	41,554
Other assets	25,465	25,369

Total assets	$554,770	$547,528

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$11,709	$4,734
Accounts payable	67,832	61,454
Accrued interest	11,217	6,360
Other accrued liabilities	94,948	97,615
Total current liabilities	185,706	170,163

Long-term debt	587,991	592,412
Postretirement benefits other than pension	30,555	30,605
Accrued pension	59,920	66,143
Other long-term liabilities	37,347	36,243
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,128,417 and
8,129,112, respectively	157,429	157,445
Accumulated deficit	(507,280)	(509,296)
Accumulated other comprehensive income	3,102	3,813
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$554,770	$547,528

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income
		(As Restated)	(As Restated)

Balance, December 28, 2013	8,129,112	$157,445	$(509,296)	$3,813

Net income	—	—	2,011	—
Other comprehensive loss	—	—	—	(711)
Redemption of redeemable common stock	(695)	(19)	8	—
Change in fair value and accretion of redeemable common stock	—	3	(3)	—

Balance, March 30, 2014	8,128,417	$157,429	$(507,280)	$3,102

Balance, December 29, 2012	8,730,118	$177,376	$(535,595)	$5,322

Net income	—	—	2,143	—
Other comprehensive income	—	—	—	897
Redemption of redeemable common stock	(562)	(12)	2	—
Change in fair value and accretion of redeemable common stock	—	8	(8)	—

Balance, March 31, 2013	8,729,556	$177,372	$(533,458)	$6,219

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

2.     RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On November 11, 2014, the Audit Committee of the Company’s Board of Directors, in connection with an internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to redeemable equity, the Company’s previously issued consolidated financial statements for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, and the financial statements for the quarters ended March 31, 2014 and June 30, 2014 should no longer be relied upon.  As such, the Company has restated its financial statements for the following periods: (i) the fiscal year ended December 28, 2013 and (ii) the quarterly periods ended March 30, 2014 and March 31, 2013 (the “Restated Periods”).  These corrections result in restatements to the carrying amount of redeemable common stock and accumulated deficits for all periods and have no impact on the Company’s current or previously reported cash position, net income or loss, or statement of cash flows.

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

The impact of the restatements on affected line items of the Condensed Consolidated Balance Sheets as of March 30, 2014 and December 28, 2013 and the Condensed Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income for the three months ended March 30, 2014 and March 31, 2013 are presented below. The restatements had no impact on the Company’s Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows for any period.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidated Balance Sheets
March 30, 2014
As
	Previously		As
	Reported	Correction	Restated
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,128,417	$ 61,635	$ 95,794	$ 157,429
Accumulated deficit	(411,486)	(95,794)	(507,280)

December 28, 2013
As
	Previously		As
	Reported	Correction	Restated
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,129,112	$ 63,322	$ 94,123	$ 157,445
Accumulated deficit	(415,173)	(94,123)	(509,296)

Condensed Consolidated Statements of Redeemable Common Stock,
Accumulated Deficit and Accumulated Other Comprehensive Income

	For the Three Months Ended March 30, 2014
	As
	Previously		As
	Reported	Correction	Restated
Balance, December 28, 2013 - Redeemable Common Stock	$ 63,322	$ 94,123	$ 157,445
Redemption of redeemable common stock	(11)	(8)	(19)
Change in fair value and accretion of redeemable common stock	(1,676)	1,679	3
Balance, March 30, 2014 - Redeemable Common Stock	61,635	95,794	157,429

Balance, December 28, 2013 - Accumulated Deficit	(415,173)	(94,123)	(509,296)
Redemption of redeemable common stock	-	8	8
Change in fair value and accretion of redeemable common stock	1,676	(1,679)	(3)
Balance, March 30, 2014 - Accumulated Deficit	(411,486)	(95,794)	(507,280)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	For the Three Months Ended March 31, 2013
	As
	Previously		As
	Reported	Correction	Restated
Balance, December 29, 2012 - Redeemable Common Stock	$ 81,704	$ 95,672	$ 177,376
Redemption of redeemable common stock	(10)	(2)	(12)
Change in fair value and accretion of redeemable common stock	(1,236)	1,244	8
Balance, March 31, 2013 - Redeemable Common Stock	80,458	96,914	177,372

Balance, December 29, 2012 - Accumulated Deficit	(439,923)	(95,672)	(535,595)
Redemption of redeemable common stock	-	2	2
Change in fair value and accretion of redeemable common stock	1,236	(1,244)	(8)
Balance, March 31, 2013 - Accumulated Deficit	(436,544)	(96,914)	(533,458)

3.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of March 30, 2014		As of December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$28,897	$44,665	$28,373
Patents	7,117	7,117	7,474	7,474
Customer relationships	5,365	3,015	5,365	2,968
Subtotal	57,147	$39,029	57,504	$38,815
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$80,012		$80,369

Amortization expense for each of the three-month periods ended March 30, 2014 and March 31, 2013, was $0.6 million.

4.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	March 30, 2014	December 28, 2013
Finished goods	$45,705	$46,096
Raw materials, work in process, stores and spare parts	51,841	46,217
	$97,546	$92,313

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

Based upon the estimated fair value of the redeemable common stock at March 30, 2014, a restated ultimate redemption liability of approximately $132 million was determined. The restated redeemable common stock recorded book value as of March 30, 2014, was $157 million. The change in fair value and accretion of redeemable common stock was $3,000 for the three months ended March 30, 2014.

Based upon the estimated fair value of the redeemable common stock as of March 31, 2013, an ultimate redemption liability of approximately $153 million was determined. The restated redeemable common stock recorded book value as of March 31, 2013 was $177 million. The change in fair value and accretion of redeemable common stock was $8,000 for the three months ended March 31,2013.

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

Restatement of Previously Issued Consolidated Financial Statements

As discussed in the Explanatory Note, as well as in Note 2, Restatement of Consolidated Financial Statements, in the accompanying condensed consolidated financial statements, the Condensed Consolidated Balance Sheets as of March 30, 2014 and December 28, 2013 and the Condensed Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income for the three months ended March 30, 2014 and March 31, 2013 and related disclosures, have been restated to give effect to the correction of a misapplication of the accounting guidance related to redeemable equity. The impact of the restatements is presented below. The restatements had no impact on the Company’s Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows for any period.

Condensed Consolidated Balance Sheets
March 30, 2014
As
	Previously		As
	Reported	Correction	Restated
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,128,417	$ 61,635	$ 95,794	$ 157,429
Accumulated deficit	(411,486)	(95,794)	(507,280)

December 28, 2013
As
	Previously		As
	Reported	Correction	Restated
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,129,112	$ 63,322	$ 94,123	$ 157,445
Accumulated deficit	(415,173)	(94,123)	(509,296)

Condensed Consolidated Statements of Redeemable Common Stock,
Accumulated Deficit and Accumulated Other Comprehensive Income

	For the Three Months Ended March 30, 2014
	As
	Previously		As
	Reported	Correction	Restated
Balance, December 28, 2013 - Redeemable Common Stock	$ 63,322	$ 94,123	$ 157,445
Redemption of redeemable common stock	(11)	(8)	(19)
Change in fair value and accretion of redeemable common stock	(1,676)	1,679	3
Balance, March 30, 2014 - Redeemable Common Stock	61,635	95,794	157,429

Balance, December 28, 2013 - Accumulated Deficit	(415,173)	(94,123)	(509,296)
Redemption of redeemable common stock	-	8	8
Change in fair value and accretion of redeemable common stock	1,676	(1,679)	(3)
Balance, March 30, 2014 - Accumulated Deficit	(411,486)	(95,794)	(507,280)

	For the Three Months Ended March 31, 2013
	As
	Previously		As
	Reported	Correction	Restated
Balance, December 29, 2012 - Redeemable Common Stock	$ 81,704	$ 95,672	$ 177,376
Redemption of redeemable common stock	(10)	(2)	(12)
Change in fair value and accretion of redeemable common stock	(1,236)	1,244	8
Balance, March 31, 2013 - Redeemable Common Stock	80,458	96,914	177,372

Balance, December 29, 2012 - Accumulated Deficit	(439,923)	(95,672)	(535,595)
Redemption of redeemable common stock	-	2	2
Change in fair value and accretion of redeemable common stock	1,236	(1,244)	(8)
Balance, March 31, 2013 - Accumulated Deficit	(436,544)	(96,914)	(533,458)

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

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended), as of March 30, 2014 in connection with the filing of the original Quarterly Report on Form 10-Q on May 8, 2014.

         Based on this evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective as of March 30, 2014.

Subsequent to the evaluation made in connection with the filing of the original Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014 and in connection with the restatement discussed in Note 2 to the consolidated financial statements and the filing of this Quarterly Report on Form 10-Q/A, the Company’s management, with the participation of its CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of March 30, 2014 and the CEO and CFO concluded that, because of the existence of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 30, 2014.

Material Weakness

         A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the restatements discussed in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q/A, the Company’s management reassessed the effectiveness of its internal controls over financial reporting, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment using the COSO criteria, management has concluded that the Company did not maintain effective internal control over the accuracy of its accounting for redeemable common stock.  Specifically, the Company did not maintain effective controls to accurately determine whether redeemable common stock was currently redeemable and whether the valuation of redeemable common stock, including the calculation of the carrying amount of the redeemable common stock, was accurate. This material weakness continues to exist at March 30, 2014. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, and the quarterly periods ended June 29, 2014, March 30, 2014, September 29, 2013, June 30, 2013, and March 31, 2013, as discussed below and in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q/A. Additionally, this control deficiency could result  in misstatements of redeemable common stock and accumulated deficit and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

         There have been no changes in the Company’s internal control over financial reporting during the three months ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 28, 2013, as well as in the Quarterly Report on Form 10-Q/A for the current quarter ended March 30, 2014, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6 – Exhibits

10.1

Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan, amended and restated generally effective as of January 1, 2014. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2014 filed on May 8, 2014.

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