Form 10-Q
period 2014-09-28
PAPERWEIGHT DEVELOPMENT CORP
filed 2014-11-14
CIK 1166365

(Unaudited)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2014

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

As of November 1, 2014, 7,167,591 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp. were held by non-affiliates.

Documents incorporated by reference: None.

Paperweight Development Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

Explanatory Note

In this Quarterly Report on Form 10-Q for the nine months ended September 28, 2014 (“Quarterly Report”), Paperweight Development Corp. (the “Company” or “PDC”) is restating its previously issued condensed consolidated financial statements and the related disclosures as of December 28, 2013, and the previously issued condensed consolidated financial statements for the quarterly period ended September 29, 2013.  As discussed in further detail below and in Note 2 to the accompanying condensed consolidated financial statements, the restatement is the result of a misapplication in the guidance on accounting for redeemable equity.  We assessed the impact of this error on our prior interim and annual financial statements and concluded the impact was material to these financial statements.  Consequently, we are restating the prior period financial statements for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, the unaudited condensed consolidated financial statements for the first three fiscal quarters in fiscal 2013, and the unaudited condensed consolidated financial statements for the first two fiscal quarters of fiscal year 2014.  All amounts in this Quarterly Report that were affected by the restatement have been restated, including the Condensed Consolidated Balance Sheet as of December 28, 2013 and the unaudited interim financial information for the quarter ended September 29, 2013. In addition, the following items of this Quarterly Report include restated financial data: (i) Part I, Item 1: Financial Statements (unaudited); and (ii) Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For a more detailed explanation of these matters and resulting restatements, please see Part I, Item 1: Financial Statements (unaudited) – Note 2 to the Condensed Consolidated Financial Statements and Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued Consolidated Financial Statements.

In order to accomplish the restatements discussed above, we are also separately amending our previously filed (i) 2013 Annual Report on Form 10-K, which includes the years ended December 28, 2013, December 29, 2012, and December 31, 2011 and (ii) the 2014 Quarterly Reports on Form 10-Q for the quarterly period ended June 29, 2014, which includes the quarterly period ended June 30, 2013, and March 30, 2014, which includes the quarterly period ended March 31, 2013.

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

The Audit Committee, together with management, determined that the financial statements pertaining to the Restated Periods should be restated to reflect the provisions above with an offsetting adjustment to the carrying amount of accumulated deficit.

The restatement had no impact on the Company’s Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows.  An explanation of the impact on our financial statements is contained in Note 2 to the condensed consolidated financial statements contained in Part I, Item 1: Financial Statements (unaudited).

Internal Control Considerations

Management has assessed the effect of the restatement on the Company’s internal control over financial reporting and believes that this restatement was the result of a material weakness in its internal controls over financial reporting for all periods under restatement because of a material weakness related to accounting for redeemable equity.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4: Controls and Procedures included in this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	September 28, 2014	December 28, 2013
		(As Restated)

ASSETS
Current assets
Cash and cash equivalents	$13,143	$1,800
Accounts receivable, less allowance for doubtful accounts of $981 and $907, respectively	56,941	75,928
Inventories	95,231	92,313
Other current assets	4,301	65,331
Total current assets	169,616	235,372

Property, plant and equipment, net of accumulated depreciation of $627,632 and $625,593, respectively	238,138	245,233
Intangible assets, net	39,840	41,554
Other assets	22,766	25,369

Total assets	$470,360	$547,528

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$4,744	$4,734
Accounts payable	65,055	61,454
Accrued interest	10,046	6,360
Other accrued liabilities	59,207	97,615
Total current liabilities	139,052	170,163

Long-term debt	581,958	592,412
Postretirement benefits other than pension	28,787	30,605
Accrued pension	54,422	66,143
Other long-term liabilities	43,065	36,243
Commitments and contingencies (Note 13)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 7,805,746 and
8,129,112, respectively	151,139	157,445
Accumulated deficit	(530,564)	(509,296)
Accumulated other comprehensive income	2,501	3,813
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$470,360	$547,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(dollars in thousands)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Net sales	$201,019	$202,870	$612,719	$615,204

Cost of sales	153,689	154,286	473,951	465,599

Gross profit	47,330	48,584	138,768	149,605

Selling, general and administrative expenses	33,100	29,859	99,305	92,559
Fox River Funding Agreement (Note 13)	23,975	-	23,975	-

Operating (loss) income	(9,745)	18,725	15,488	57,046

Other expense
Interest expense	11,923	12,343	36,131	42,092
Debt extinguishment expense	-	334	-	25,101
Interest income	-	(2)	-	(2)
Foreign exchange loss (gain)	1,076	(318)	1,188	62
Other expense	279	-	376	-

(Loss) income before income taxes	(23,023)	6,368	(22,207)	(10,207)

Provision (benefit) for income taxes	172	(95)	108	82

Net (loss) income	(23,195)	6,463	(22,315)	(10,289)

Other comprehensive (loss) income:
Changes in retiree plans	(179)	(397)	(539)	(1,192)
Realized and unrealized gains (losses)
on derivatives	765	(1,581)	(773)	(569)
Total other comprehensive income (loss)	586	(1,978)	(1,312)	(1,761)

Comprehensive (loss) income	$(22,609)	$4,485	$(23,627)	$(12,050)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands)

	September 28,	September 29,
	2014	2013
Cash flows from operating activities:
Net loss	$(22,315)	$(10,289)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	20,556	21,099
Amortization of intangible assets	1,714	1,714
Amortization of financing fees	1,538	1,916
Amortization of debt discount	711	696
Employer 401(k) noncash matching contributions	1,757	2,021
Foreign exchange loss	1,207	71
Noncash loss on hedging	—	197
Loss on disposals of equipment	68	131
Noncash debt refinancing costs	—	6,756
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	17,601	9,313
Inventories	(2,751)	(1,331)
Other current assets	2,398	(3,886)
Accounts payable and other accrued liabilities	32,954	(8,325)
Accrued pension	(11,356)	(12,107)
Other, net	3,019	(2,597)
Net cash provided by operating activities	47,101	5,379

Cash flows from investing activities:
Proceeds from sale of equipment	2,233	6
Additions to property, plant and equipment	(14,219)	(20,266)
Net cash used by investing activities	(11,986)	(20,260)

Cash flows from financing activities:
Payment of senior secured first lien notes payable	—	(305,000)
Proceeds from first lien term loan	—	331,650
Debt acquisition costs	(185)	(2,650)
Payment of first lien term loan	(2,512)	(7,235)
Payments relating to capital lease obligations	(85)	(67)
Proceeds from old revolving line of credit	—	155,300
Payments of old revolving line of credit	—	(159,000)
Proceeds from new revolving line of credit	235,850	129,100
Payments of new revolving line of credit	(243,450)	(109,100)
Payments of State of Ohio loans	(1,043)	(987)
Proceeds from issuance of redeemable common stock	1,275	1,651
Payments to redeem common stock	(7,765)	(10,721)
Decrease in cash overdraft	(5,838)	(2,886)
Net cash (used) provided by financing activities	(23,753)	20,055

Effect of foreign exchange rate changes on cash and cash equivalents	(19)	(9)
Change in cash and cash equivalents	11,343	5,165
Cash and cash equivalents at beginning of period	1,800	1,851
Cash and cash equivalents at end of period	$13,143	$7,016

The accompanying notes are an integral part of these condensed consolidated financial statements

.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income
		(As Restated)	(As Restated)

Balance, December 28, 2013	8,129,112	$157,445	$(509,296)	$3,813

Net loss	-	-	(22,315)	-
Other comprehensive loss	-	-	-	(1,312)
Issuance of redeemable common stock	153,873	2,506	-	-
Redemption of redeemable common stock	(477,239)	(9,055)	1,290	-
Change in fair value and accretion and redeemable common stock	-	243	(243)	-

Balance, September 28, 2014	7,805,746	$151,139	$(530,564)	$2,501

Balance, December 29, 2012	8,730,118	$177,376	$(535,595)	$5,322

Net loss	-	-	(10,289)	-
Other comprehensive loss	-	-	-	(1,761)
Issuance of redeemable common stock	175,659	3,083	-	-
Redemption of redeemable common stock	(606,841)	(12,432)	1,711	-
Change in fair value and accretion and redeemable common stock	-	1,621	(1,621)	-

Balance, September 29, 2013	8,298,936	$169,648	$(545,794)	$3,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments made for the fair statement of comprehensive (loss) income for the three and nine months ended September 28, 2014 and September 29, 2013, the cash flows for the nine months ended September 28, 2014 and September 29, 2013 and financial position at September 28, 2014 and December 28, 2013 were normal recurring adjustments.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes Appvion, Inc., formally known as Appleton Papers Inc, and its 100%-owned subsidiaries (collectively “Appvion”) for each of the three years in the period ended December 28, 2013, which are included in the annual report on Form 10-K for the year ended December 28, 2013. The condensed consolidated balance sheet data as of December 28, 2013, contained within these condensed financial statements, was derived from the audited financial statements of PDC but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.       RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

          On November 11, 2014, the Audit Committee of the Company’s Board of Directors, in connection with an internal review initiated by Company management, concluded that, because of a misapplication of the accounting guidance related to redeemable equity, the Company’s previously issued consolidated financial statements for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, and the financial statements for the quarters ended March 31, 2014 and June 30, 2014 should no longer be relied upon.  As such, the Company has restated its financial statements for the following periods: (i) the fiscal year ended December 28, 2013 and (ii) the quarterly period ended September 29, 2013 (the “Restated Periods”).  These corrections result in restatements to the carrying amount of redeemable common stock and accumulated deficits for all periods and have no impact on the Company’s current or previously reported cash position, net income or loss, or statement of cash flows.

          Under Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity,” the appropriate accounting for redeemable equity first depends upon a determination of whether the equity is currently redeemable or not currently redeemable.  Shares that are currently redeemable should be recorded at redemption value.  For shares that are not currently redeemable, the accounting guidance allows for changes in redemption value to be accreted from the initial issuance date to the earliest redemption date.  The Company originally determined that the redeemable common stock was not currently redeemable.  However, the original determination of the earliest redemption date did not consider that the common stock was redeemable at the option of employees upon termination.  In considering this fact, management determined that a significant portion of the common stock was currently redeemable and as a consequence those shares should have been carried at redemption value.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The impact of the restatements on affected line items of the Condensed Consolidated Balance sheet as of December 28, 2013 and the Condensed Consolidated Statement of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income for the nine months ended September 29, 2013 is presented below. The restatements had no impact on the Company’s Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows for any period.

Consolidated Balance Sheets
December 28, 2013
As
	Previously		As
	Reported	Correction	Restated
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,129,112	$ 63,322	$ 94,123	$ 157,445
Accumulated deficit	(415,173)	(94,123)	(509,296)

Condensed Consolidated Statements of Redeemable Common Stock,
Accumulated Deficit and Accumulated Other Comprehensive Income

	For the Nine Months Ended September 29, 2013
	As
	Previously		As
	Reported	Correction	Restated
Balance, December 29, 2012 - Redeemable Common Stock	$ 81,704	$ 95,672	$ 177,376
Redemption of redeemable common stock	(10,721)	(1,711)	(12,432)
Change in fair value and accretion of redeemable common stock	(3,213)	4,834	1,621
Balance, September 29, 2013 - Redeemable Common Stock	70,853	98,795	169,648

Balance, December 29, 2012 - Accumulated Deficit	(439,923)	(95,672)	(535,595)
Redemption of redeemable common stock	-	1,711	1,711
Change in fair value and accretion of redeemable common stock	3,213	(4,834)	(1,621)
Balance, September 29, 2013 - Accumulated Deficit	(446,999)	(98,795)	(545,794)

3.       ACCOUNTS RECEIVABLE SECURITIZATION

During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheet as of September 28, 2014. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 28, 2014. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (60 days) of the related receivables. Trade receivables sold to the third-party financial institution, and being serviced by Appvion, Inc., totaled $42.1 million as of September 28, 2014. Due to an average collection cycle of 60 days or less for such trade receivables, as well as Appvion’s collection history, the fair value of the deferred purchase price notes receivable approximates carrying value. The fair value of the deferred purchase price notes receivable recorded as of September 28, 2014 was $15.7 million and is included in accounts receivable in the Condensed Consolidated Balance Sheet as of September 28, 2014. Transaction costs totaling $0.7 million were deferred and recorded on the balance sheet as other long-term assets. They will be amortized over the three-year term of the securitization agreement.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of September 28, 2014		As of December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$29,947	$44,665	$28,373
Patents	6,760	6,760	7,474	7,474
Customer relationships	5,365	3,108	5,365	2,968
Subtotal	56,790	$39,815	57,504	$38,815
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$79,655		$80,369

Amortization expense for the three and nine months ended September 28, 2014 was $0.6 million and $1.7 million, respectively. Amortization expense for the three and nine months ended September 29, 2013 was $0.6 million and $1.7 million, respectively.

5.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	September 28, 2014	December 28, 2013
Finished goods	$47,441	$46,096
Raw materials, work in process, stores and spare parts	47,790	46,217
	$95,231	$92,313

The stores and spare parts inventory balance was $15.7 million and $15.9 million as of September 28, 2014 and   December 28, 2013, respectively. It was valued at average cost and included in raw materials, work in process, stores and spare parts. All other inventories are valued using the first-in, first-out (“FIFO”) method.

6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	September 28, 2014	December 28, 2013
Land and improvements	$9,853	$9,777
Buildings and improvements	135,971	135,468
Machinery and equipment	673,112	678,311
Software	34,483	33,476
Capital leases	686	309
Construction in progress	11,665	13,485
	865,770	870,826
Accumulated depreciation	(627,632)	(625,593)
	$238,138	$245,233

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Depreciation expense for the three and nine months ended September 28, 2014 and September 29, 2013 (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
Depreciation Expense	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of sales	$6,043	$6,365	$18,354	$19,116
Selling, general and administrative expenses	733	661	2,202	1,983
	$6,776	$7,026	$20,556	$21,099

7.       OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	September 28, 2014	December 28, 2013
Environmental indemnification receivable	$—	$59,253
Other	4,301	6,078
	$4,301	$65,331

The environmental indemnification receivable of $59.3 million,  for the period ended December 28, 2013, represented an indemnification receivable from Windward Prospects Ltd. (formerly Arjo Wiggins Appleton Limited, “Windward”) as recorded on the Condensed Consolidated Balance Sheet and related to indemnification by AWA for ongoing costs associated with the Fox River Liabilities. On September 30, 2014, Appvion entered into a Funding Agreement relating to clean-up costs and liabilities for the Lower Fox River sites and potential future sites. Under the Funding Agreement, the parties agreed to a specific funding arrangement for which Appvion has recorded a short-term liability and a long-term liability on its Condensed Consolidated Balance Sheet as of September 28, 2014. The Funding Agreement does not modify, alter or amend the two indemnification agreements entered into in 2001 wherein Windward agreed to indemnify PDC and PDC agreed to indemnify Appvion for certain costs, expenses and liabilities relating to the Fox River and future sites; however, there are currently no outstanding matters for which costs are being incurred and thereby eligible for indemnification under the noted indemnification agreements. As of September 28, 2014, there no longer is an environmental indemnification receivable recorded on the Condensed Consolidated Balance Sheet. For further discussion, see Note 13, Commitments and Contingencies.

Other noncurrent assets consist of the following (dollars in thousands):

	September 28, 2014	December 28, 2013
Deferred debt issuance costs	$12,231	$13,584
Other	10,535	11,785
	$22,766	$25,369

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the Condensed Consolidated Balance Sheet, consist of the following (dollars in thousands):

	September 28, 2014	December 28, 2013
Compensation	$9,159	$5,700
Trade discounts	12,432	12,397
Workers’ compensation	4,005	4,816
Accrued insurance	1,908	2,062
Other accrued taxes	1,425	1,462
Postretirement benefits other than pension	2,637	2,637
Fox River Funding Agreement	17,119	—
Fox River Liabilities	—	59,253
Other	10,522	9,288
	$59,207	$97,615

The Fox River Liabilities of $59.3 million, for the period ended December 28, 2013, represented the Company’s estimate of its arbitration liability related to the Company’s obligation to share defense and liability costs with NCR Corporation (“NCR”) in accordance with the terms of a 1998 agreement and a 2005 arbitration determination arising out of Appvion’s acquisition of assets from NCR in 1978. On September 30, 2014, Appvion entered into a Funding Agreement relating to clean-up costs and liabilities for the Lower Fox River sites and potential future sites. Under the Funding Agreement, the parties agreed to a specific funding arrangement for which Appvion has recorded a short-term liability of $17.1 million and a long-term liability of $6.9 million on its Condensed Consolidated Balance Sheet as of September 28, 2014. The Funding Agreement does not modify, alter or amend the two indemnification agreements entered into in 2001 wherein Windward agreed to indemnify PDC and PDC agreed to indemnify Appvion for certain costs, expenses and liabilities relating to the Fox River and future sites; however, there are currently no outstanding matters for which costs are being incurred and thereby no additional reserve is required. Therefore, there is no longer a Fox River Liabilities reserve recorded on the Condensed Consolidated Balance Sheet as of September 28, 2014. For further discussion, see Note 12, Commitments and Contingencies.

9.       NEW ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”)  No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments require management to evaluate whether there are relevant conditions and events,  known and reasonably knowable, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date the financial statements are available to be issued when applicable).  Management should consider whether its plans intended to mitigate the relevant conditions or events will alleviate the substantial doubt. The amendments provide guidance as to what disclosures are required when substantial doubt is alleviated or not. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This guidance provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers, the guidance requires five steps to be applied which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

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

10.      EMPLOYEE BENEFITS

The components of net periodic benefit cost associated with the defined benefit pension plans include the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
Pension Benefits	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Service cost	$1,110	$1,268	$3,574	$3,868
Interest cost	5,227	4,638	15,439	13,878
Expected return on plan assets	(5,841)	(6,038)	(17,508)	(18,102)
Amortization of prior service cost	122	122	365	365
Net loss amortization	3,254	748	3,254	748
Net periodic benefit cost	$3,872	$738	$5,124	$757

The Company anticipated making contributions of approximately $18.0 million to its funded pension plan in 2014. All required 2014 contributions were made during the nine months ended September 28, 2014 and totaled $16.1 million. Recently enacted legislation, together with an amendment to the defined benefit pension plan allowing lump sum distributions, reduced the Company’s contribution requirements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton, Ohio represented manufacturing employees, where the collective bargaining agreement expired April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees in Kansas City and West Carrollton, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. This resulted in a full withdrawal from the multi-employer plan, for which, the Company recorded a $7.0 million expense in third quarter 2012 representing its estimated cost to satisfy its complete withdrawal liability under the terms of the plan’s trust agreement. This was in addition to the $18.0 million partial withdrawal liability recorded as a restructuring reserve during first quarter 2012 due to the workforce reduction at West Carrollton resulting from the cessation of papermaking activities. The estimated obligation for the complete withdrawal liability was derived from available information, including but not limited to collective bargaining agreements, plan trust agreements, participation agreements, ERISA statutes, regulations and rulings, discussions with the plan trustee and discussions with legal counsel. The recorded liability is the Company’s best estimate of the amount to satisfy the withdrawal liability, with a payment period that began January 2014 and could extend for up to 20 years, discounted in accordance with ASC Section 450-20-S99-1. Payments of $0.4 million and $1.4 million were made during third quarter 2014 and the first nine months of 2014, respectively, resulting in recorded interest expense of $0.2 million and $0.8 million for each of the two periods, respectively. As of September 28, 2014, the reserve has been reduced by $0.6 million. Of the total $24.4 million reserve, $0.8 million was classified as short-term and $23.6 million was classified as long-term within the Condensed Consolidated Balance Sheet at September 28, 2014.

11.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The components of other postretirement benefit cost include the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
Other Postretirement Benefits	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Service cost	$30	$98	$184	$260
Interest cost	305	342	1,029	1,092
Amortization of prior service credit	(301)	(519)	(904)	(1,557)
Net gain amortization	(1,814)	(1,889)	(1,814)	(1,889)
Net periodic benefit gain	$(1,780)	$(1,968)	$(1,505)	$(2,094)

12.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appvion, Inc. Long-Term Incentive Plan (“LTIP”). Effective January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU"). Both plans utilize phantom units. The value of a unit in the LTIP is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. The value of a unit in the RSU is based on the value of PDC common stock, as determined by the ESOP trustee. As of the end of third quarter 2014, the fair market value of one share of PDC common stock was $16.30. All units under both the LTIP and RSU plans will vest immediately, and cash payment will be made, upon a change in control as defined in the plans.

During the first three quarters of 2014, 120,650 additional units were granted under the RSU plan. Approximately $0.4 million and $1.3 million of expense, related to this plan, was recorded during the three- and nine-month periods ended September 28, 2014, respectively. Approximately $0.3 million and $0.9 million of expense related to this plan was recorded during the three- and nine-month periods ended September 29, 2013, respectively. During the first three quarters of 2014, 238,650 additional units were granted under the LTIP plan. No expense was recorded for this plan during the three months ended September 28, 2014. Approximately $0.1 million of expense was recorded year-to-date through September 28, 2014. Approximately $0.3 million and $1.0 million of expense related to this plan was recorded during the three- and nine-month periods ended September 29, 2013, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Approximately $0.1 million and $0.2 million, was recorded as expense, related to this plan, during the three- and nine-month periods ended September 28, 2014, respectively. Approximately $0.1 million and $0.3 million, was recorded as expense, related to this plan, during the three- and nine-month periods ended September 29, 2013, respectively.

13.      COMMITMENTS AND CONTINGENCIES

Lower Fox River

Appvion Removed as a Potentially Responsible Party (“PRP”). On April 10, 2012, the United States District Court for the Eastern District of Wisconsin (“District Court”) granted Appvion’s motion for summary judgment and dismissed all claims against Appvion in the enforcement action for remediation of the Lower Fox River. The decision establishes that Appvion is no longer a PRP, no longer liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA” or “Superfund”), no longer considered a legal successor to NCR’s liabilities, and no longer required to comply with the 106 Order commanding remediation of the Lower Fox River. In addition, in July 2012, the District Court determined that Appleton Coated Paper Company and NCR did not arrange for the disposal of hazardous waste within the meaning of CERCLA, and that determination was upheld by the Seventh Circuit Court of Appeals (“Seventh Circuit”) in September 2014.

In January 2008, NCR and Appvion filed a lawsuit in the District Court against various defendants, including PRPs and certain municipalities, to require contribution to the cost of remediating the Lower Fox River.  In December 2009, the District Court granted the defendants’ motion for summary judgment dismissing the claim.  In September 2014, the Seventh Circuit reversed the District Court’s dismissal of NCR’s contribution claims and also determined that Appvion has independent claims against the various defendants to recover certain costs paid by Appvion toward remediation of the Lower Fox River.  The defendants have filed a joint petition for rehearing by the Seventh Circuit.

Appvion Caps Potential Liability Under 1998 Confidential Settlement Agreement.  On September 30, 2014, Appvion entered into a Funding Agreement with NCR, B.A.T. Industries, p.lc. (“BAT”) and Windward relating to clean-up costs for the Lower Fox River and certain potential future sites. As a result of the Funding Agreement:  (a) NCR and Appvion instructed the American Arbitration Association not to release the pending decision in the arbitration between NCR and Appvion relating to disputes about Appvion’s liability for certain costs relating to the Lower Fox River and other potential future sites under a 1998 confidential settlement agreement among NCR, Appvion and BAT; and (b) BAT, Appvion and Windward discontinued the pending litigation in a United Kingdom court relating to the 1998 confidential settlement agreement.

Under the Funding Agreement, the parties paid the following amounts on September 30, 2014 toward historical Fox River Costs (as defined in the Funding Agreement) incurred by NCR through September 1, 2014:  BAT ‑ $77.08 million; Windward ‑ $10 million; and Appvion ‑ $6 million.  In addition, BTI 2014 LLC, a wholly‑owned subsidiary of BAT (“BTI”), is responsible for funding 50% of the Fox River Costs incurred by NCR after September 1, 2014.  The parties also agreed:  (a) to vigorously pursue reasonable claims and viable claims against certain third parties and to deposit any recoveries therefrom into BTI; and (b) that any funds remaining in BTI after paying BAT and NCR for any unreimbursed funding of Fox River Costs would be used to fund 60% of any Future Sites Costs (as defined in the Funding Agreement).

Subject to the limitations described below, Appvion agreed to assume the following additional funding obligations under the Funding Agreement:

(a)	$4 million on February 1, 2015 toward Fox River Costs;
(b)

On September 1 of each year during the term of the Funding Agreement, the lesser of (1) an amount equal to 50% of the aggregate unreimbursed amount paid by BAT to the BTI for Fox River Costs (to the extent that Appvion has not previously paid such amount in any prior years) and (2) $7.5 million; and

(c)

On September 1 of each year during the term of the Funding Agreement, the lesser of (1) an amount equal to 50% of the aggregate amount paid by BAT to the BTI for Future Sites Costs (to the extent that Appvion has not previously paid such amount in prior years) and (2) $7.5 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Notwithstanding the foregoing, Appvion’s additional funding obligations are subject to the following limitations:

(a)	In no event will Appvion’s funding obligations for Fox River Costs exceed $25 million (the “Appvion Fox River Cap”);
(b)	In no event will Appvion’s funding obligations for Future Sites Costs exceed $25 million (the “Appvion Future Sites Cap”); and
(c)

In no event will Appvion’s funding obligations under the Funding Agreement exceed $7.5 million during any calendar year (except for the payment of $4 million on February 1, 2015 and the payment of up to $7.5 million on September 1, 2015).

Appvion bears sole responsibility for its funding obligations under the Funding Agreement. The Funding Agreement does not, however, modify, alter or amend the two indemnification agreements entered into in 2001 wherein Windward agreed to indemnify PDC and PDC agreed to indemnify Appvion for certain costs, expenses and liabilities relating to Fox River and Future Sites, including Appvion’s costs and expenses in negotiating and entering into the Funding Agreement, Appvion’s historical costs and expenses in defending against the U.K. litigation and any future costs and expenses incurred by Appvion in pursuing recoveries. However, there are currently no outstanding matters for which costs are being incurred and thereby eligible for indemnification under the noted indemnification agreements and therefore no corresponding environmental indemnification receivable or Fox River Liabilities reserve is recorded on the Condensed Consolidated Balance Sheet as of September 28, 2014.

The parties to the Funding Agreement agree that they have no recourse against Appvion for any further liability relating to the Fox River or Future Sites beyond the funding obligations set forth above up to the Appvion Fox River Cap and the Appvion Future Sites Cap, respectively.

As a result of the Funding Agreement, $24.0 million of expense was recorded as selling, general and administrative expense in the Condensed Consolidated Statements of Comprehensive (Loss) Income for the quarter and nine months ended September 28, 2014. This represents the total of the four payments expected to be made with respect to Fox River costs,  as discussed above, with the first payment made on September 30, 2014 and the last payment due September 1, 2016, discounted back to the current quarter-end.  A short-term liability of $17.1 million was recorded in other accrued liabilities and a long-term liability of $6.9 million was recorded in other long-term liabilities on the Condensed Consolidated Balance Sheet as of September 28, 2014. The total of these liabilities will be accreted to the full liability of $25.0 million during the course of the payment schedule. The previously-recorded and remaining indemnification receivable and Fox River Liabilities reserve were also written off during the current quarter. Each of these balances was $59.3 million at year-end 2013.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $0.5 million and $0.6 million for the three-month periods ended September 28, 2014 and September 29, 2013, respectively.  The Company’s matching contributions charged to expense were $1.8 million and $2.0 million for the nine-month periods ended September 28, 2014 and September 29, 2013, respectively.  As a result of hardship withdrawals, required diversifications and employee terminations, 477,239 shares of PDC redeemable common stock were repurchased during the first nine months of 2014 at an aggregate price of approximately $7.8 million.  During the same period, the ESOP trustee purchased 78,452 shares of PDC redeemable common stock for an aggregate price of $1.3 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 75,421 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications and employee terminations, 606,841 shares of PDC redeemable common stock were repurchased during the first nine months of 2013 at an aggregate price of approximately $10.7 million. During the same period, the ESOP trustee purchased 94,067 shares of PDC redeemable common stock for an aggregate price of $1.6 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 81,592 shares of redeemable common stock being issued.

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

As of September 28, 2014, the fair market value of one share of PDC common stock was $16.30. Based upon the estimated fair value of the redeemable common stock at September 28, 2014, an ultimate redemption liability of approximately $127 million was determined. The redeemable common stock recorded book value as of September 28, 2014, was $151 million.  The change in fair value and accretion of redeemable common stock was $0.2 million for the nine months ended September 28, 2014.

Based upon the estimated fair value of the redeemable common stock as of September 29, 2013, an ultimate redemption liability of approximately $148 million was determined. The restated redeemable common stock recorded book value as of September 29, 2013 was $170 million. The change in fair value and accretion of redeemable common stock was $1.6 million for the nine months ended September 29, 2013.

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $8.4 million as of September 28, 2014. These contracts have settlement dates extending through June 2015.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the collar price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At September 28, 2014, the hedged volumes of these contracts totaled 1,798,255 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2015.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. During 2012, there was one pulp swap contract designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge was deferred in accumulated other comprehensive income until the inventory containing the pulp was sold. This pulp hedge was settled as of September 30, 2012. The remaining financial impact of this pulp hedge was recorded in the Company’s Condensed Consolidated Statement of Comprehensive Income during first quarter 2013.  As of September 28, 2014, there were no pulp swap contracts in place.

On July 30, 2013, Appvion entered into an interest rate swap contract on $100 million of its variable rate first lien term loan with a forward start date of September 15, 2014 and a maturity date of June 28, 2019.  This interest rate swap pays the Company variable interest at the three-month LIBOR rate or a fixed floor rate of 1.25%, whichever is greater, and the Company pays the counterparty a fixed interest rate. The fixed LIBOR interest rate for the contract is 2.74%. Based on the terms of the interest rate swap contract and the underlying debt, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. Any changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheet until earnings are affected by the variability of cash flows.

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	September 28, 2014	December 28, 2013
Foreign currency exchange derivatives	Other current assets	$634	$—
Foreign currency exchange derivatives	Other current liabilities	—	(350)
Interest rate swap	Other current liabilities	(58)	—
Interest rate swap	Other long-term liabilities	(2,498)	(914)

Not Designated as a Hedge
Natural gas collar	Other current assets	—	245
Natural gas collar	Other current liabilities	(352)	—

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive (Loss) Income for the three and nine months ended September 28, 2014 and September 29, 2013 and (gains) losses initially recognized in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of	For the Three	For the Three	For the Nine	For the Nine
	Comprehensive	Months Ended	Months Ended	Months Ended	Months Ended
	(Loss) Income	September 28,	September 29,	September 28,	September 29,
Designated as a Hedge	Location	2014	2013	2014	2013
Foreign currency exchange derivatives	Net sales	$(93)	$333	$125	$624

(Gains) losses recognized in accumulated
other comprehensive income				(582)	365

Pulp fixed swap	Cost of sales	—	—	—	197

Interest rate swap	Interest expense	3	—	(12)	—

Losses recognized in accumulated
other comprehensive income				2,483	1,334

Not Designated as a Hedge
Natural gas collar	Cost of sales	331	(87)	129	(107)

For a discussion of the fair value of financial instruments, see Note 17, Fair Value Measurements.

16.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	September 28, 2014	December 28, 2013
Revolving credit facility at approximately 6.75%	$—	$7,600
Secured variable rate industrial development bonds, 0.3% average interest rate at
September 28, 2014, due in 2027	6,000	6,000
State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	3,355	4,175
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	1,489	1,712
Columbia County, Wisconsin municipal debt due December 2019	300	300
First lien term loan at 5.75%, due June 2019	331,650	334,162
Unamortized discount on first lien term loan, due June 2019	(2,722)	(3,103)
Second lien senior secured notes payable at 9.0%, due June 2020	250,000	250,000
Unamortized discount on second lien senior secured notes payable, due June 2020	(3,370)	(3,700)
	586,702	597,146
Less obligations due within one year	(4,744)	(4,734)
	$581,958	$592,412

During the first nine months of 2014, the Company made mandatory debt repayments of $1.0 million on its State of Ohio loans. It also made total mandatory repayments of $2.5 million on its first lien term loan. During the first nine months of 2014, the Company borrowed $235.9 million and repaid $243.5 million on its revolving credit facility. Approximately $13.3 million of the revolving credit facility is used to support outstanding letters of credit.

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

The first lien term loan bears interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. On July 30, 2013, Appvion fixed the interest rate at 7.24%, on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 15, 2014 and a maturity date of June 28, 2019. The term loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on June 28, 2019. Also, within five business days after the year-end financial statements have been filed, Appvion shall prepay an aggregate principal amount of the term loan equal to the excess, if any, of (a) 50% of defined excess cash flow, provided that such percentage shall be reduced to (1) 25% based upon Appvion achieving a consolidated leverage ratio of less than 3.50 to 1.0 but greater than or equal to 2.50 to 1.0 and (2) 0% based upon Appvion achieving a consolidated leverage ratio of less than 2.50 to 1.0 minus (b) the aggregate amount of all prepayments of the revolving credit line which constitute permanent reductions of the revolving credit facility and all optional prepayments of the first lien term loan made during the year.

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

         The Company was in compliance with all debt covenants at September 28, 2014, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

17.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	September 28, 2014		December 28, 2013
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
First lien term loan	$328,928	$326,872	$331,059	$332,509
Second lien notes payable	246,630	207,169	246,300	249,995
Revolving credit facility	—	—	7,600	7,600
State of Ohio loans	4,844	4,844	5,887	5,887
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	6,000	6,000	6,000	6,000
	$586,702	$545,185	$597,146	$602,291

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

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable and accounts payable were reasonable estimates of fair value as of September 28, 2014 and December 28, 2013.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest expense, interest income, debt extinguishment expense, foreign exchange loss (gain) and other expense. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales
Carbonless papers	$86,554	$88,791	$262,156	$266,818
Thermal papers	101,409	105,639	317,765	323,033
	187,963	194,430	579,921	589,851
Encapsys	17,020	12,437	45,150	38,505
Intersegment (A)	(3,964)	(3,997)	(12,352)	(13,152)
Total	$201,019	$202,870	$612,719	$615,204
Operating income (loss)
Carbonless papers	$7,365	$10,777	$21,418	$30,460
Thermal papers	5,610	7,769	15,965	26,299
	12,975	18,546	37,383	56,759
Encapsys	4,698	2,810	11,738	9,500
Unallocated corporate charges	(26,856)	(2,032)	(31,890)	(7,223)
Intersegment (A)	(562)	(599)	(1,743)	(1,990)
Total	$(9,745)	$18,725	$15,488	$57,046
Depreciation and amortization (B)
Carbonless papers	$3,396	$3,758	$10,148	$11,264
Thermal papers	3,237	3,355	9,885	10,064
	6,633	7,113	20,033	21,328
Encapsys	665	466	2,090	1,430
Unallocated corporate charges	49	19	147	55
Total	$7,347	$7,598	$22,270	$22,813

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to microencapsulated products provided internally for the production of carbonless papers.

(B)	Depreciation and amortization are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

Unallocated corporate charges were $26.9 million and $31.9 million for the three-month and nine-month periods ending September 28, 2014, respectively. On September 30, 2014, Appvion entered into a Funding Agreement relating to clean-up costs and liabilities for the Lower Fox River sites and potential future sites. Under the Funding Agreement, the parties agreed to a specific funding arrangement for which Appvion recorded a $24.0 million charge, for its portion of the Funding Agreement, in its Condensed Consolidated Statement of Comprehensive (Loss) Income for the three and nine months ended September 28, 2014. For further discussion, see Note 13, Commitments and Contingencies.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

19.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the nine months ended September 28, 2014 were as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 28, 2013	$4,942	$(1,129)	$3,813

Other comprehensive loss before reclassifications	—	(886)	(886)
Amounts reclassified from accumulated other
comprehensive income	(539)	113	(426)
Net other comprehensive loss	(539)	(773)	(1,312)
Balance, September 28, 2014	$4,403	$(1,902)	$2,501

The changes in accumulated other comprehensive income by component for the nine months ended September 29, 2013 were as follows (dollars in thousands):

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Details about these reclassifications are as follows (dollars in thousands):

	Amounts Reclassified from
	Accumulated Other
	Comprehensive Income
						Affected Line Item
	For the Three	For the Three	For the Nine	For the Nine		in Consolidated
Details about Accumulated	Months Ended	Months Ended	Months Ended	Months Ended		Statements of
Other Comprehensive	September 28,	September 29,	September 28,	September 29,		Comprehensive
Income Components	2014	2013	2014	2013		(Loss) Income

Change in retiree plans
Amortization of prior service credit	$179	$397	$539	$1,192	(a)

Hedging activities
Foreign exchange contracts	$93	$(333)	$(125)	$(624)		Net sales
Interest rate swap	(3)	—	12	—		Interest
Commodity contracts	—	—	—	(197)		Cost of sales
	$90	$(333)	$(113)	$(821)

Total reclassifications for the period	$269	$64	$426	$371

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

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial condition and liquidity of PDC for the quarter ended September 28, 2014. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. Reference should also be made to the Annual Report on Form 10-K for the year ended December 28, 2013, the consolidated financial statements and related notes included therein.

Restatement of Previously Issued Consolidated Financial Statements

          As discussed in the Explanatory Note, as well as in Note 2, Restatement of Consolidated Financial Statements, in the accompanying condensed consolidated financial statements, the Condensed Consolidated Balance Sheet as of December 28, 2013 and the Condensed Consolidated Statement of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income for the nine months ended September 29, 2013, and related disclosures,  have been restated to give effect to the correction of a misapplication of the accounting guidance related to redeemable equity. The impact of the restatements is presented below. The restatements had no impact on the Company’s Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows for any period.

Condensed Consolidated Balance Sheet
December 28, 2013
As
	Previously		As
	Reported	Correction	Restated
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 8,129,112	$ 63,322	$ 94,123	$ 157,445
Accumulated deficit	(415,173)	(94,123)	(509,296)

Condensed Consolidated Statements of Redeemable Common Stock,
Accumulated Deficit and Accumulated Other Comprehensive Income

	For the Nine Months Ended September 29, 2013
	As
	Previously		As
	Reported	Correction	Restated
Balance, December 29, 2012 - Redeemable Common Stock	$ 81,704	$ 95,672	$ 177,376
Redemption of redeemable common stock	(10,721)	(1,711)	(12,432)
Change in fair value and accretion of redeemable common stock	(3,213)	4,834	1,621
Balance, September 29, 2013 - Redeemable Common Stock	70,853	98,795	169,648

Balance, December 29, 2012 - Accumulated Deficit	(439,923)	(95,672)	(535,595)
Redemption of redeemable common stock	-	1,711	1,711
Change in fair value and accretion of redeemable common stock	3,213	(4,834)	(1,621)
Balance, September 29, 2013 - Accumulated Deficit	(446,999)	(98,795)	(545,794)

Fox River Funding Agreement

On September 30, 2014, Appvion entered into a Funding Agreement with NCR Corporation (“NCR”), B.A.T. Industries, p.lc. (“BAT”) and Windward Prospects Ltd. (“Windward”) relating to clean-up costs for the Lower Fox River and certain potential future sites. Under the Funding Agreement, the parties paid the following amounts on September 30, 2014 toward historical Fox River Costs incurred by NCR through September 1, 2014:  BAT ‑ $77.08 million; Windward ‑ $10 million; and Appvion ‑ $6 million.  In addition, BTI 2014 LLC, a wholly‑owned subsidiary of BAT (“BTI”), is responsible for funding 50% of the Fox River Costs incurred by NCR after September 1, 2014.  The parties also agreed:  (a) to vigorously pursue reasonable claims and viable claims against certain third parties and to deposit any recoveries therefrom into BTI; and (b) that any funds remaining in BTI after paying BAT and NCR for any unreimbursed funding of Fox River Costs would be used to fund 60% of any Future Sites Costs.

Subject to the limitations described below, Appvion agreed to assume the following additional funding obligations under the Funding Agreement:

(a)	$4 million on February 1, 2015 toward Fox River Costs;
(b)

On September 1 of each year during the term of the Funding Agreement, the lesser of (1) an amount equal to 50% of the aggregate unreimbursed amount paid by BAT to the BTI for Fox River Costs (to the extent that Appvion has not previously paid such amount in any prior years) and (2) $7.5 million; and

(c)

On September 1 of each year during the term of the Funding Agreement, the lesser of (1) an amount equal to 50% of the aggregate amount paid by BAT to the BTI for Future Sites Costs (to the extent that Appvion has not previously paid such amount in prior years) and (2) $7.5 million.

Notwithstanding the foregoing, Appvion’s additional funding obligations are subject to the following limitations:

(a)	In no event will Appvion’s funding obligations for Fox River Costs exceed $25 million (the “Appvion Fox River Cap”);
(b)	In no event will Appvion’s funding obligations for Future Sites Costs exceed $25 million (the “Appvion Future Sites Cap”); and
(c)

In no event will Appvion’s funding obligations under the Funding Agreement exceed $7.5 million during any calendar year (except for the payment of $4 million on February 1, 2015 and the payment of up to $7.5 million on September 1, 2015).

Appvion bears sole responsibility for its funding obligations under the Funding Agreement. The Funding Agreement does not, however, modify, alter or amend the two indemnification agreements entered into in 2001 wherein Windward agreed to indemnify PDC and PDC agreed to indemnify Appvion for certain costs, expenses and liabilities relating to Fox River and Future Sites, including Appvion’s costs and expenses in negotiating and entering into the Funding Agreement, Appvion’s historical costs and expenses in defending against the U.K. litigation and any future costs and expenses incurred by Appvion in pursuing recoveries. However, there are currently no outstanding matters for which costs are being incurred and thereby eligible for indemnification under the noted indemnification agreements and therefore no corresponding environmental indemnification receivable or Fox River Liabilities reserve is recorded on the Condensed Consolidated Balance Sheet as of September 28, 2014.

The parties to the Funding Agreement agree that they have no recourse against Appvion for any further liability relating to the Fox River or Future Sites beyond the funding obligations set forth above up to the Appvion Fox River Cap and the Appvion Future Sites Cap, respectively. For further discussion, see Note 13, Commitments and Contingencies.

As a result of the Funding Agreement, $24.0 million of expense was recorded as selling, general and administrative (“SG&A”) expense in the Condensed Consolidated Statements of Comprehensive (Loss) Income for the quarter and nine months ended September 28, 2014. This represents the total of the four payments expected to be made with respect to Fox River costs,  as discussed above, with the first payment made on September 30, 2014 and the last payment due September 1, 2016, discounted back to the current quarter-end.  A short-term liability of $17.1 million was recorded in other accrued liabilities and a long-term liability of $6.9 million was recorded in other long-term liabilities on the Condensed Consolidated Balance Sheet as of September 28, 2014. The total of these liabilities will be accreted to the full liability of $25.0 million during the course of the payment schedule. The previously-recorded and remaining indemnification receivable and Fox River Liabilities reserve were also written off during the current quarter. Each of these balances was $59.3 million at year-end 2013.

Accounts Receivable Securitization Program

During June 2014, Appvion, Inc. entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheet as of September 28, 2014. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 28, 2014. Appvion deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (60 days) of the related receivables. Trade receivables sold to a third-party financial institution, and being serviced by Appvion, totaled $42.1 million as of September 28, 2014. Due to an average collection cycle of 60 days or less for such trade receivables, as well as Appvion’s collection history, the fair value of the deferred purchase price notes approximates carrying value. The fair value of the deferred purchase price notes receivable recorded as of September 28, 2014 was $15.7 million and is included in accounts receivable in the Condensed Consolidated Balance Sheet as of September 28, 2014. Transaction costs totaling $0.7 million were deferred and recorded in other long-term assets of the current quarter-end balance sheet. They will be amortized over the three-year term of the securitization agreement.

Financial Highlights

Third quarter 2014 net sales of $201.0 million were $1.9 million, or 0.9%, lower than third quarter 2013 net sales. Encapsys® net sales of $17.0 million were $4.6 million, or 36.8%, higher than third quarter 2013 net sales of $12.4 million. Current quarter Encapsys net sales to external customers increased 54.7%, compared to the same quarter last year. Net sales within the Company’s paper business decreased $6.5 million, or 3.3%. Shipment volumes were approximately 1% lower than third quarter 2013. Current quarter thermal papers net sales of $101.4 million were $4.3 million lower and shipment volumes were approximately 1% lower than the prior year period. Third quarter carbonless papers sales of $86.6 million were $2.2 million, or 2.5%, less than third quarter 2013 net sales.

Third quarter 2014 cost of sales and gross margin were flat when compared to third quarter 2013. Current quarter SG&A expenses were $3.2 million, or 10.9%, higher than the previous year quarter. This included an increase in compensation, employee benefit costs and consulting fees, largely in support of future growth. Rent expense was higher due to the current year migration from in-house to out-sourced computer system hosting. Legal expenses were higher in third quarter 2014, compared to the same period last year, due to Fox River settlement matters and anti-dumping claims related to imports of certain lightweight thermal paper. During the current quarter, there also was a $24.0 million charge related to the Fox River Funding Agreement discussed above.

The Company recorded a third quarter 2014 net loss of $23.2 million compared to net income of $6.5 million in third quarter 2013. Current year results included a $0.4 million decrease in interest expense as a result of the November 2013 voluntary debt refinancing as well as reduced utilization of the revolving line of credit. The Company also recorded a foreign exchange loss of $1.1 million as well as $0.3 million of expense resulting from the accounts receivable securitization program.

Comparison of Unaudited Results of Operations for the Quarters Ended September 28, 2014 and September 29, 2013

2,020

	For the Quarter Ended
	September 28,	September 29,	Increase
	2014	2013	(Decrease)
	(dollars in thousands)

Net sales	$201,019	$202,870	-0.9%
Cost of sales	153,689	154,286	-0.4%

Gross profit	47,330	48,584	-2.6%

Selling, general and administrative expenses	33,100	29,859	10.9%
Fox River Funding Agreement	23,975	-	nm

Operating (loss) income	(9,745)	18,725	-152.0%

Interest expense, net	11,923	12,341	-3.4%
Debt extinguishment expense	-	334	-100.0%
Other non-operating expense (income), net	1,355	(318)	526.1%

(Loss) income before income taxes	(23,023)	6,368	-461.5%
Provision (benefit) for income taxes	172	(95)	281.1%

Net (loss) income	$(23,195)	$6,463	-458.9%

Comparison as a percentage of net sales
Cost of sales	76.5%	76.1%	0.4%
Gross margin	23.5%	23.9%	-0.4%
Selling, general and administrative expenses	16.5%	14.7%	1.8%
Operating margin	-4.8%	9.2%	-14.0%
(Loss) income before income taxes	-11.5%	3.1%	-14.6%
Net (loss) income	-11.5%	3.2%	-14.7%

Net sales for third quarter 2014 were $201.0 million, a decrease of $1.9 million, or 0.9%, compared to the prior year period. Encapsys net sales of $17.0 million were $4.6 million, or 36.8%, higher than third quarter 2013 net sales of $12.4 million. Net sales to external customers increased $4.6 million, or 54.7%. Net sales within the Company’s paper business decreased $6.5 million, or 3.3%. Shipment volumes were approximately 1% lower than third quarter 2013.

Third quarter 2014 reported an operating loss of $9.7 million compared to third quarter 2013 operating income of $18.7 million. Current quarter results include the $24.0 million charge related to the Fox River Funding Agreement discussed above. Unfavorable volume, pricing and product mix of $2.5 million, largely due to increased foreign competition, was partially offset by $1.0 million of favorable manufacturing costs resulting from manufacturing efficiency improvements gaining traction during the quarter. Retiree benefits expense, included in manufacturing costs, was $1.7 million higher in the current quarter compared to third quarter last year, thus reducing the overall favorable impact of realized manufacturing efficiencies to the reported $1.0 million. Third quarter 2014 SG&A expenses were $3.2 million higher than the previous year quarter. This included an increase in compensation, employee benefit costs and consulting fees, largely in support of future growth. Rent expense was higher due to the current year migration from in-house to out-sourced computer system hosting. Legal expenses were higher in third quarter 2014, compared to the same period last year, due to Fox River settlement matters and anti-dumping claims related to imports of certain lightweight thermal paper.

During the third quarter of 2014, the Company recorded a net loss of $23.2 million. This compares to net income of $6.5 million in third quarter 2013. In addition to the items noted above, current quarter interest expense decreased $0.4 million. Current quarter foreign exchange loss was $1.1 million. In addition, $0.3 million of expense was recorded as a result of the accounts receivable securitization program.

Comparison of Unaudited Results of Operations for the Nine Months Ended September 28, 2014 and September 29, 2013

28

	For the Nine Months Ended
	September 28,	September 29,	Increase
	2014	2013	(Decrease)
	(dollars in thousands)

Net sales	$612,719	$615,204	-0.4%
Cost of sales	473,951	465,599	1.8%

Gross profit	138,768	149,605	-7.2%

Selling, general and administrative expenses	99,305	92,559	7.3%
Fox River Funding Agreement	23,975	-	nm

Operating income	15,488	57,046	-72.8%

Interest expense, net	36,131	42,090	-14.2%
Debt extinguishment expense	-	25,101	-100.0%
Other non-operating loss, net	1,564	62	nm

Loss before income taxes	(22,207)	(10,207)	-117.6%

Provision for income taxes	108	82	31.7%

Net loss	$(22,315)	$(10,289)	-116.9%

Comparison as a percentage of net sales
Cost of sales	77.4%	75.7%	1.7%
Gross margin	22.6%	24.3%	-1.7%
Selling, general and administrative expenses	16.2%	15.0%	1.2%
Operating margin	2.5%	9.3%	-6.8%
Loss before income taxes	-3.6%	-1.7%	-1.9%
Net loss	-3.6%	-1.7%	-1.9%

Year-to-date 2014 net sales of $612.7 million were $2.5 million, or 0.4%, lower than net sales of $615.2 million during the same period last year. Encapsys net sales for the current year period of $45.2 million were $6.6 million, or 17.3%, higher than sales recorded during the first nine months of 2013. Net sales to external customers were $7.4 million, or 29.4%, higher than the previous year. During the first three quarters of 2014, net sales recorded in the Company’s paper business of $579.9 million were $9.9 million, or 1.7%, lower than in 2013. Thermal papers net sales and carbonless papers net sales were down 1.6% and 1.7%, respectively.

The Company recorded operating income of $15.5 million for the first nine months of 2014. This compared to operating income of $57.0 million for the same period last year.  Current year-to-date results include the $24.0 million charge related to the Fox River Funding Agreement discussed above. In addition, unfavorable volume, pricing and product mix of $8.8 million, as well as unfavorable manufacturing costs of $2.9 million, contributed to the current year shortfall. Year-to-date 2014 SG&A expenses were $6.7 million higher than last year due to increases in compensation costs of $3.4 million, legal fees of $1.7 million and rent expense of $0.9 million.

The Company reported a net loss of $22.3 million for the first nine months of 2014 compared to a net loss of $10.3 million reported for the same period last year. In addition to the items noted above, year-to-date interest expense decreased $6.0 million as a result of the 2013 voluntary debt refinancing transactions as well as reduced utilization of the revolving line of credit. Also, year-to-date 2014 foreign exchange losses were $1.2 million and $0.4 million of expense was incurred as a result of the accounts receivable securitization program. The 2013 loss included $25.1 million of debt extinguishment expense recorded as a result of the June 2013 voluntary refinancing.

Business Segment Discussion

Encapsys

•Third quarter 2014 net sales of $17.0 million were 36.8% higher than third quarter 2013 net sales of $12.4 million. Net sales to external customers increased $4.6 million, or 54.7%. Year-to-date 2014 net sales of $45.2 million were $6.6 million, or 17.3%, higher than net sales recorded during the same nine-month period last year. Current year-to-date external net sales of $32.8 million were $7.4 million, or 29.4%, higher than the previous year. During the quarter, the Encapsys business also benefitted from favorable product mix.

•Third quarter 2014 operating income was $4.7 million compared to $2.8 million during the same quarter of 2013. Current quarter operating income from external sales was $4.1 million compared to $2.2 million last year. Operating income for the nine months ended September 28, 2014 was $11.7 million, of which, $10.0 million was generated by external sales. Operating income during the same period last year was $9.5 million, of which, $7.5 million was generated by external sales. During the current year reporting periods, the Encapsys business benefited from higher volumes and improved product mix. SG&A was higher due to spending in support of future growth.

Paper Business

Third quarter 2014 net sales within the Company’s paper business were $188.0 million, $6.5 million lower than third quarter 2013 net sales. Year-to-date 2014 net sales within the paper business were $579.9 million; $9.9 million lower than the same period last year. Third quarter 2014 operating income of $13.0 million compared to third quarter 2013 operating income of $18.6 million. Year-to-date 2014 operating income of $37.4 million compared to operating income of $56.8 million for the same period last year. The year-on-year operating income variance was the result of the following (dollars in millions).

NeNe

0.3)
	For the Three	For the Nine
	Months Ended	Months Ended
	September 28, 2014 v.	September 28, 2014 v.
	the Three Months Ended	the Nine Months Ended
	September 29, 2013	September 29, 2013

Unfavorable/favorable shipment volumes	$ (0.6)	$ 2.7
Unfavorable raw materials and utilities pricing	(0.3)	(0.5)
Favorable/unfavorable manufacturing costs	0.7	(1.6)
Higher SG&A and other	(1.3)	(3.4)
Unfavorable price and mix	(4.1)	(16.6)
	$ (5.6)	$ (19.4)

Thermal Papers

•Third quarter 2014 thermal papers net sales totaled $101.4 million, a decrease of $4.3 million, or 4.0%, compared to the same prior year period. Shipment volumes were down approximately 1%. Third quarter 2014 shipments of tag, label and entertainment (“TLE”) were over 4% higher than third quarter 2013 and shipments of receipt paper decreased over 7% compared to the same period last year. During the first nine months of 2014, thermal papers net sales totaled $317.8 million, a decrease of $5.3 million, or 1.6%, from prior year. On a year-to-date basis, 2014 thermal shipment volumes were approximately 1% higher than last year, with TLE volumes increasing over 9%. However, receipt paper volumes decreased nearly 7% against a very strong 2013.

•The thermal papers segment recorded operating income of $5.6 million for third quarter 2014. This compared to third quarter 2013 operating income of $7.7 million. Unfavorable pricing and product mix of $3.3 million, as well as $0.9 million of unfavorable SG&A, was partially offset by $2.3 million of favorable manufacturing costs. During the first nine months of 2014, operating income of $16.0 million was reported compared to $26.3 million of operating income for the same period last year. Current year-to-date operating income was negatively impacted by unfavorable pricing and product mix of $10.9 million, largely due to increased foreign competition. The business recorded increased legal fees associated with the defense of anti-dumping claims during both the three and nine months ended September 28, 2014. Year-to-date 2014 manufacturing costs were $1.5 million favorable compared to the prior year period.

Carbonless Papers

•Third quarter 2014 carbonless net sales totaled $86.6 million, a decrease of $2.2 million, or 2.5%, from prior year. Current quarter shipment volumes were flat compared to third quarter 2013 and benefited from increased sales of specialty papers. During the first nine months of 2014, carbonless net sales totaled $262.1 million, a decrease of $4.7 million, or 1.7% from prior year. On a year-to-date basis, 2014 carbonless shipment volumes were up approximately 1% compared to last year due to increased sales of specialty products.

•Third quarter 2014 carbonless papers operating income of $7.4 million, compared to operating income of $10.8 million reported in third quarter 2013, was largely due to unfavorable pricing and product mix. During the first nine months of 2014, operating income of $21.4 million was reported, compared to $30.4 million of operating income for the same period in 2013, largely due to unfavorable pricing and product mix as well as unfavorable manufacturing performance during the first half of the year. Unfavorable product mix is the result of increased sales of specialty products, as well as increased sales into international markets, both of which have lower margins.

Unallocated Corporate Charges

•Unallocated corporate charges totaled $26.8 million in third quarter 2014 and $2.0 million in third quarter 2013. Year-to-date 2014 expense was $31.9 million compared to $7.2 million for the first nine months of 2013.  Current quarter and year-to-date results include the $24.0 million charge related to the Fox River Funding Agreement. Increased legal fees also impacted both 2014 reporting periods.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At September 28, 2014, the Company had $13.1 million of cash and approximately $86.7 million of unused borrowing capacity under its revolving credit facility. There was no balance outstanding on the revolving credit facility compared to $7.6 million at year-end 2013. Net debt (total debt less cash) was $573.6 million compared to $595.3 million at year-end 2013.

The Company was in compliance with all debt covenants at September 28, 2014, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash provided by operating activities during the first nine months of 2014 was $47.1 million compared to $5.4 million of net cash provided during the same nine-month period last year. A net loss of $22.3 million, adjusted for noncash charges, provided $5.2 million in operating cash for the period. Non-cash charges included $22.3 million of depreciation and amortization, $1.7 million of noncash employer matching contributions to the KSOP and $3.5 million of other noncash charges. During the first three quarters of 2014, working capital decreased by $50.2 million. A significant component of this decrease was the $17.1 million short-term liability recorded during the current quarter in conjunction with the Fox River Funding Agreement signed on September 30, 2014. It is included in the $33.0 million increase in accounts payable and other accrued liabilities. Accounts payable increased $9.4 million due to improved vendor terms and accrued liabilities related to interest and compensation increased collectively by $7.1 million.

Another major component of the decrease in working capital was a $17.6 million decrease in accounts receivable. During June 2014, Appvion entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program were recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheet as of September 28, 2014. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities. Trade receivables sold to a third-party financial institution, and being serviced by Appvion, totaled $42.1 million and deferred purchase price notes receivable totaled $15.7, resulting in a net reduction of accounts receivable of $26.4 million as of September 28, 2014. This reduction in accounts receivable was offset by a nearly $8 million increase in accounts receivable since year-end 2013.

Other current assets decreased by $2.4 million. Higher finished goods inventories, partially offset by a decrease in raw material inventories, caused total inventories to increase by $2.8 million. A decrease in the pension liability, which included $16.1 million of pension plan contributions, resulted in an $11.3 million net use of cash. Other cash of $3.0 million was provided and included a $6.9 million long-term liability recorded in conjunction with the Fox River Funding Agreement.

Cash Flows from Investing Activities. Through September 28, 2014, $12.0 million of cash was used for investing activities. This included $14.2 million used for the acquisition of property, plant and equipment and $2.2 million of sale proceeds, primarily from the second quarter auction of papermaking equipment located at the West Carrollton, Ohio facility. This compared to $20.3 million used during the first nine months of 2013, all of which was used for the acquisition of property, plant and equipment.

Cash Flows from Financing Activities. Net cash used by financing activities during the first nine months of 2014 was $23.8 million compared to $20.1 million of cash provided during the same prior year period. Current year proceeds from the issuance of PDC redeemable common stock totaled $1.3 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2014. Payments to redeem PDC stock were $7.8 million during this same period. The Company also made mandatory debt repayments of $3.6 million on its first lien term loan and State of Ohio loans. Year-to-date during 2014, the Company repaid a net $7.6 million of its revolving credit facility, resulting in no outstanding balance as of September 28, 2014. In addition, cash overdrafts decreased $5.8 million during this current year period. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks. Other uses of cash were $0.3 million.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”)  No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments require management to evaluate whether there are relevant conditions and events,  known and reasonably knowable, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date the financial statements are available to be issued when applicable).  Management should consider whether its plans intended to mitigate the relevant conditions or events will alleviate the substantial doubt. The amendments provide guidance as to what disclosures are required when substantial doubt is alleviated or not. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This guidance provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers, the guidance requires five steps to be applied which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

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

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report.

         Based on this evaluation, including the existence of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were not effective as of September 28, 2014.

Material Weakness

          A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the restatements discussed in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company’s management assessed the effectiveness of its internal controls over financial reporting, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment using the COSO criteria, management has concluded that the Company did not maintain effective internal control over the accuracy of its accounting for redeemable common stock.  Specifically, the Company did not maintain effective controls to accurately determine whether redeemable common stock was currently redeemable and whether the valuation of redeemable common stock, including the calculation of the carrying amount of the redeemable common stock, was accurate.  This material weakness continues to exist at September 28, 2014. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, and the quarterly periods ended June 29, 2014, March 30, 2014, September 29, 2013, June 30, 2013, and March 31, 2013, as discussed below and in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. Additionally, this control deficiency could result in misstatements of redeemable common stock and accumulated deficit and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

         There have been no changes in the Company’s internal control over financial reporting during the three months ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

As disclosed in our Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on October 1, 2014, Appvion entered into a Funding Agreement dated September 30, 2014 with NCR Corporation, B.A.T. Industries, p.l.c. and Windward Prospects Ltd. and therefore some of the risk factors in our Annual Report on Form 10‑K for the year ended December 28, 2013 and our Quarterly Report on Form 10‑Q for the quarter ended June 29, 2014 no longer exist. Thus, the following risk factors have been deleted:  “Appvion is obligated to share defense and liability costs with NCR as determined by a 1998 agreement and a 2005 arbitration determination (“the Arbitration”)” and “Appvion’s former parent, AWA, may fail to comply with its indemnification obligations related to the acquisition of Appvion.”

Other than with respect to the new risk factor regarding the existence of a material weakness in our internal control over financial reporting and the updated risk factor regarding competition below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 28, 2013.

The Company has identified a material weakness in its internal control over financial reporting and cannot assure you that its remediation efforts will prevent this material weakness in the future.

The Company has identified a material weakness in its internal control over financial reporting that resulted in the restatement of certain of its previously issued consolidated financial statements. The Company cannot assure you that its remediation efforts will prevent this material weakness in the future. As a result of its review of issues related to the restatement described in Note 2 to the unaudited condensed consolidated financial statements, management has identified deficiencies in the Company’s control environment that constitute a material weakness and, consequently, has concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective at December 28, 2013 or as of September 28, 2014. See Item 9A, Controls and Procedures, in Part II of the Company’s amended Annual Report on Form 10-K/A for the year ended December 28, 2013 and Item 4, Controls and Procedures of this Form 10-Q. If the Company’s remediation efforts do not prevent this material weakness in the future, it may be unable to report its financial results on a timely and accurate basis.

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

The Company competes based on a number of factors, including price, product availability, quality and customer service. Additionally, the Company competes with domestic production and imports from Europe and Asia. In 2007, the Company filed anti-dumping petitions against imports of certain lightweight thermal paper from China, Germany and Korea and a countervailing duty petition against such imports from China. In 2008, the U.S Department of Commerce (“Department”) issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U.S. at prices below fair value, imposing final duties of 19.77% to 115.29%, and that German producers and exporters sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%. In addition, for all but one Chinese producer, the Department imposed countervailing duties of between 13.17% and 137.25%. In 2008, the U.S. International Trade Commission (“ITC”) determined the U.S. industry producing LWTP is threatened with material injury due to unfairly traded imports from China and Germany, and final duties went into effect in 2008. These duties do not have a direct impact on the Company’s net income.

A German manufacturer filed various appeals of the 2008 ITC determination to the U.S. Court of International Trade (“CIT”). In a January 2013 decision, the Court of Appeals for the Federal Circuit affirmatively resolved the appeals and upheld the ITC determination.

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

As a result of the appeal of the first 12-month AR period determination, the CIT ordered the Department to reconsider its final results by taking into account certain post-sale rebates the German manufacturer provided to its customers. On June 23, 2014, the Department issued its final determination results and determined, under protest of the CIT’s direction that the rebates be considered, that after consideration of the rebates, the margin rate is de minimis (effectively zero). If the CIT affirms this redetermination, Appvion is likely to appeal the decision. On June 11, 2014, the Department issued a final determination for the fourth 12-month AR period with a dumping margin of zero for imports from the German manufacturer for the period from November 2011 to October 2012. Appvion has appealed this final determination to the CIT. Based on the fraud discovered during the third AR period, in June 2013, the U.S. Department of Justice sought and received from the CIT a remand of the final results of the second AR. After this remand, the Department issued a final redetermination on June 16, 2014 and changed the margin from 4.33% to 75.36%. This final redetermination is based on the fraudulent conduct of the German manufacturer during the second AR period and is consistent with the final determination from the Department for the third AR period. The German manufacturer has appealed this second AR final redetermination to the CIT. On September 3, 2014, the CIT issued its decision on the German manufacturer’s appeal of the Department’s decision in the third 12-month AR period. The CIT’s decision upheld the Department’s determination of a 75.36% dumping margin. It is expected that the German manufacturer will appeal this decision to the Court of Appeals for the Federal Circuit.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 28, 2013, as well as in the Quarterly Report on Form 10-Q for the current quarter ended September 28, 2014, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6 – Exhibits

10.1	Funding Agreement, effective as of September 30, 2014, between NCR Corporation, B.A.T. Industries, p.l.c., Appvion, Inc., Windward Prospects Ltd. and BTI 2014 LLC.†

10.2	Resolutions of the Benefit Finance Committee of Appvion, Inc. effective September 1, 2014, further amending the Appvion, Inc. Retirement Plan as amended through December 16, 2013. (1)

10.3	Amendment to the Appvion, Inc. Supplemental Executive Retirement Plan, effective December 1, 2014
31.1	Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

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

† Portions of the exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

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