Form 10-K
period 2015-01-03
PAPERWEIGHT DEVELOPMENT CORP
filed 2015-03-16
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 3, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☒    No  ◻

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ◻   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated filer  ◻    Accelerated filer  ◻    Non-accelerated filer  ☒    Smaller reporting company  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ◻    No  ☒

As of March 1, 2015,  7,205,699 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp were held by non-affiliates.

Documents incorporated by reference: None.

Paperweight Development Corp. meets the conditions set forth in General Instruction I(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

PART I

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appvion, Inc. and its 100%-owned subsidiaries (collectively “Appvion”).

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

Encapsys

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for new markets, external partners and for the Company’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. The Company helped NCR Corporation (“NCR”) produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, the Company researchers have developed the art and science of microencapsulation and are working with partners and potential partners in industries as diverse as agriculture, building and construction, paper, textiles, personal and household care, and oil and gas. The Encapsys segment leverages the Company’s extensive technical knowledge and experience with microencapsulation to create and sell new products. The Encapsys segment also uses an open innovation process with partner companies to develop successful technical solutions for those companies.

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

Acquisition from Arjo Wiggins

On November 9, 2001, PDC and a 100%-owned subsidiary acquired Appleton from Arjo Wiggins Appleton p.l.c., now known as Windward Prospects Ltd.  (formerly “AWA”), and two of its subsidiary holding companies, (the “sellers” or “affiliates of AWA”). Appvion is a 100%-owned subsidiary of PDC and the ESOP owns 100% of the shares of common stock of PDC. PDC does not conduct any business apart from undertaking matters incidental to its ownership of the stock of its subsidiaries, matters relating to the ESOP, and actions required to be taken under ancillary acquisition agreements.

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

For financial information regarding the Company’s business segments, refer to Note 23 of Notes to Consolidated Financial Statements contained below in “Item 8. Financial Statements and Supplementary Data.”

Encapsys

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for new markets, external partners and for the Company’s carbonless papers segment.  The Company leverages extensive technical knowledge and experience to develop new products. The Encapsys segment also uses an open innovation process that typically includes development agreements with partner companies that seek to protect existing and potential intellectual property. The global microencapsulation market is believed to be approximately $5.2 billion and is expected to continue to grow through the commercialization of more applications. In addition, the global microencapsulation market growth rate for the period 2014 to 2020 is expected to be approximately 10.7% per year. Encapsys is exploring opportunities with potential partners in industries as diverse as agriculture, building and construction, paper, textiles, personal and household care, and oil and gas. During 2014, Encapsys accounted for approximately 8% of total company net sales.

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

Thermal Papers

The thermal papers segment develops and produces substrates for the transaction and item identification markets and accounted for approximately 51% of total company net sales in 2014. Thermal paper is used in four principal end markets:  (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts. The point-of-sale and label market segments, combined, accounted for the majority of thermal paper volume of the North American thermal market in 2014.

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

The thermal papers market is growing with new applications being developed to use thermal technology. Based on its assessment of the period 2009 through 2014, the Company believes North American thermal markets expanded at a 3% compound average growth rate, with annual rates ranging from a decline of 1% to increases of 5%. The Company believes demand for thermal paper will continue to grow in North America and around the world. In 2007, an expansion program of approximately $105 million commenced at the West Carrollton, Ohio plant, involving the installation of a state-of-the-art coater to produce thermal papers. The project was completed in third quarter 2008. Sales of thermal papers have not been significantly impacted by seasonality. In addition to the Company, other significant thermal paper producers include Koehler AG, Kanzaki Specialty Papers, Ricoh Company, Ltd., Mitsubishi Paper Mills Company Ltd. and Hansol Paper Company, Ltd. The Company competes primarily on the basis of product quality, service, breadth of product offering and price.

Carbonless Papers

The carbonless papers segment includes carbonless, security and other specialty paper products and accounted for approximately 43% of total company net sales in 2014. The Company sells carbonless roll and sheet products under the NCR PAPER* brand. The Company believes its product line is among the broadest in the industry and offers customers a single source solution for their carbonless paper needs.

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

The Company believes the North American market for carbonless paper products has been in decline since 1994 as a result of greater use of competing technologies such as digital laser, inkjet and thermal printers and electronic communications. The Company believes the North American carbonless paper market declined by approximately 7% to 10% annually from 2009 through 2014, except during the recession period when the decline was estimated at an annual rate of 16%. The decline is expected to continue at historical rates over the next several years. The Company believes the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 6% per year during non-recession periods.

In addition to the Company, other significant carbonless paper producers include P.H. Glatfelter Company, Nekoosa Coated Products, Mitsubishi Paper Mills Company Ltd., Asia Pulp and Paper Co. Ltd., Koehler AG, Nippon Industries Co. Ltd. and Oji Paper Co. Ltd. In the carbonless market, the Company competes primarily on the basis of product quality, service, breadth of product offering and price.

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

Security paper competitors include P.H. Glatfelter Company, Rolland Enterprises Inc., Domtar, Copamex, S.A. de C.V., Papierfabrik Louisenthal GmbH, Arjowiggins Security and De La Rue International. The Company competes primarily on the basis of product quality, service, breadth of product offering and price.

Geographical Financial Information

Revenues from sales in the U.S. were $584.7 million in 2014, $593.6 million in 2013 and $577.3 million in 2012. Revenues from sales to customers in foreign countries were $225.1 million in 2014, $213.8 million in 2013 and $272.5 million in 2012. During 2012, the Company discontinued selling carbonless papers into certain non-strategic international markets. Substantially all long-lived assets were located in the U.S. as of January 3, 2015, December 28, 2013 and December 29, 2012. See Note 23, Segment Information, of Notes to Consolidated Financial Statements.

Research and Development

Ongoing investment in research and development has enabled the Company to develop core competencies in the microencapsulation process, specialty coating chemistry, coating application systems and security technologies. Research and development efforts are focused on cost reduction, product line extensions, new product development and technology transfer and development. Research and development costs related to the development of new products and significant improvements to existing products were $13.6 million in 2014, $11.9 million in 2013 and $11.2 million in 2012.

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

The Company uses 10 distribution centers to store and distribute products to customers. Distribution centers are located in Appleton, Wisconsin; Camp Hill, Pennsylvania; Monroe, Ohio; Kansas City, Kansas; Ontario, California; and Peterborough, Ontario, Canada. Third-party logistics services are contracted through distribution facilities at McDonough, Georgia, Portland, Oregon, Birmingham, England, and Utrecht, Netherlands.

Distributors and Customers

The Company currently sells through merchant distributors that stock and redistribute carbonless sheet products globally from approximately 265 locations. Carbonless rolls are sold through a variety of channels including merchants, agents and directly to printer and converter customers worldwide. In North America, some carbonless rolls are sold to forms printers through merchant distributors on a drop-shipment basis. In those cases, the Company ships products from distribution centers and provides customer support while the merchant bears the credit risk of nonpayment.

The Company sells thermal papers to converters who cut and rewind large rolls into smaller rolls, print and otherwise further process the paper based on end-user needs. The Company sells security products through merchants and to security printers who print checks, titles, certificates and other secure documents.

Sales to the Company’s largest customer accounted for approximately 8% of 2014, 2013 and 2012 total company net sales. The five largest customers in the carbonless papers segment accounted for approximately 41% of carbonless papers net sales in 2014, 39% of carbonless papers net sales in 2013 and 33% of carbonless papers net sales in 2012. The five largest customers in the thermal papers segment accounted for approximately 41% of thermal papers net sales in 2014, 39% of thermal papers net sales in 2013 and 40% of thermal papers net sales in 2012. The largest external customer in the Encapsys segment accounted for approximately 73% of Encapsys net sales in 2014 (which include internal sales to the Company’s carbonless papers segment), 57% of Encapsys net sales in 2013 and 58% in 2012.

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

Order Backlogs

In the carbonless papers business, customers typically order from stock grades and most orders are delivered the next day. Thermal papers customers also order primarily stock grades. As of year-end 2014, the total of carbonless papers and thermal papers products ordered but not shipped was approximately 4% of annual sales volume. Total carbonless papers and thermal papers products ordered but not shipped were approximately 5% and 6% of annual sales volume in 2013 and 2012, respectively.

In the Encapsys business, customers typically place orders as needed and product is manufactured after orders are placed. Encapsys carries minimal finished goods inventory and has no product backlogs.

Manufacturing

The Appleton plant, located in Appleton, Wisconsin, produces carbonless and thermal papers. The Roaring Spring, Pennsylvania mill is a nearly fully-integrated pulp and paper mill with three paper machines and produces carbonless,  security and specialty products. The West Carrollton, Ohio plant produces thermal paper products.

The Encapsys business operates a state-of-the art manufacturing plant in Portage, Wisconsin. This facility produces thousands of metric tons of microencapsulated material annually. Microcapsules are used in the manufacture of carbonless papers at the Appleton and Roaring Spring facilities. The Company also produces and supplies microcapsules for other commercial applications. Encapsys research and development laboratories, marketing and administrative staff are located in Appleton.

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

In connection with its approval of this supply agreement, the Company’s Board of Directors authorized a plan for the Company to dispose of papermaking assets at its West Carrollton, Ohio facility and move its carbonless coating to the Company’s converting plant in Appleton, Wisconsin. As a result, 314 jobs were eliminated at West Carrollton and 68 jobs added at the Appleton facility. The Company maintains its thermal coating operations at the West Carrollton facility. For further information see the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4, Restructuring and Other Related Costs, of Notes to Consolidated Financial Statements.

Raw Materials

Raw materials purchases primarily consist of base stock and chemicals. In 2014, those materials made up approximately 56% of the cost of goods sold. The largest raw material component, base stock, which are rolls of uncoated paper used in the production of coated paper products, comprised 34% of cost of goods sold in 2014. Base stock is acquired from multiple sources pursuant to purchase agreements which establish pricing and volume targets. These agreements mitigate exposure to significant pricing cycles common for pulp and commodity paper products. The next largest raw material component is chemicals.

The Company was party to a significant base stock supply agreement with a supplier which was signed in June 2010 and set to expire on December 31, 2012. On February 22, 2012, the Company entered into a new long-term supply agreement with this supplier for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. The agreement includes successive five-year renewal terms unless either party gives notice of non-renewal at least two years prior to the expiration of the then current term. Prices to be paid by the Company are subject to certain rebates and certain adjustments during the term of the agreement based on volume, changes to raw material pricing, freight prices and productivity gains. The supplier has agreed to be competitive in terms of price, delivery, quality and services. Purchases made from this supplier were approximately 75% of total 2014 base stock purchases. For further information see the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 of Notes to Consolidated Financial Statements.

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

Employees

As of March 1, 2015, the Company employed 1,565 persons, of whom 986 were covered by union contracts. Manufacturing employees at the Company’s major manufacturing facilities in Appleton, Wisconsin, Roaring Spring, Pennsylvania and West Carrollton, Ohio are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). In September 2012, represented employees at the West Carrollton plant ratified a labor agreement effective to April 1, 2015. The labor agreement for represented employees at the Appleton plant expired on August 31, 2014 and the labor agreement for represented employees at the Roaring Spring mill expired on November 17, 2014. Negotiations are underway to reach new labor agreements at each of the three facilities.

USW also represents employees at the Appleton, Wisconsin, Camp Hill, Pennsylvania and Kansas City, Kansas distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and other distribution centers in Ohio and California are not represented.

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

Compliance with environmental laws and regulations is an important facet of the business. The Company expects to incur capital expenditures of approximately $0.6 million in 2015 and a total of approximately $2.3 million from 2016 through 2020 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. Additionally, the Company is currently reviewing options available to comply with the Industrial Boiler MACT rules and estimates capital spending of between $5 million to $12 million depending on the solutions available to comply with the regulations. The majority of spending will occur in 2015 and 2016 in advance of the January 31, 2017 compliance deadline. The Company expects to continue to incur expenditures after 2020 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

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

Other than what is discussed below, there are no known material liabilities with respect to environmental compliance issues.

Fox River Funding Agreement

On April 10, 2012, the United States District Court for the Eastern District of Wisconsin (“District Court”) granted Appvion’s motion for summary judgment and dismissed all claims against Appvion in the enforcement action for remediation of the Lower Fox River. The decision establishes that Appvion is no longer a potentially responsible party (“PRP”), no longer liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA”), no longer considered a legal successor to NCR’s liabilities, and no longer required to comply with the 106 Order commanding remediation of the Lower Fox River.

On September 30, 2014, Appvion entered into a Funding Agreement with NCR Corporation (“NCR”), B.A.T. Industries, p.l.c. (“BAT”) and Windward Prospects Ltd. (“Windward”) relating to clean-up costs for the Lower Fox River and certain potential future sites. Under the Funding Agreement, the parties paid the following amounts on September 30, 2014 toward historical Fox River Costs (as defined in the Funding Agreement) incurred by NCR through September 1, 2014:  BAT ‑ $77.08 million; Windward ‑ $10 million; and Appvion ‑ $6 million.  In addition, BTI 2014 LLC, a wholly‑owned subsidiary of BAT (“BTI”), is responsible for funding 50% of the Fox River Costs incurred by NCR after September 1, 2014.  The parties also agreed:  (a) to vigorously pursue reasonable claims and viable claims against certain third parties and to deposit any recoveries therefrom into BTI; and (b) that any funds remaining in BTI after paying BAT and NCR for any unreimbursed funding of Fox River Costs would be used to fund 60% of any Future Sites Costs, as defined in the Funding Agreement.

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
(b)	In no event will Appvion’s funding obligations for Future Sites Costs exceed $25 million (the “Appvion Future Sites Cap”); and
(c)

In no event will Appvion’s funding obligations under the Funding Agreement exceed $7.5 million during any calendar year (except for the payment of $4 million on February 1, 2015 and the payment of up to $7.5 million on September 1, 2015). The $4 million payment due February 1, 2015 has been timely paid.

Appvion bears sole responsibility for its funding obligations under the Funding Agreement. The Funding Agreement does not, however, modify, alter or amend the two indemnification agreements entered into in 2001 wherein Windward agreed to indemnify PDC and PDC agreed to indemnify Appvion for certain costs, expenses and liabilities relating to Fox River and Future Sites, including Appvion’s costs and expenses in negotiating and entering into the Funding Agreement and any future costs and expenses incurred by Appvion in pursuing recoveries. However, there are currently no outstanding matters for which costs are being incurred and thereby eligible for indemnification under the noted indemnification agreements and therefore no corresponding environmental indemnification receivable or Fox River Liabilities reserve is recorded on the Consolidated Balance Sheet as of January 3, 2015.

The parties to the Funding Agreement agree that they have no recourse against Appvion for any further liability relating to the Fox River or Future Sites beyond the funding obligations set forth above up to the Appvion Fox River Cap and the Appvion Future Sites Cap, respectively. For further discussion, see Note 18, Commitments and Contingencies.

As a result of the Funding Agreement, $24.0 million of expense was recorded as selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive (Loss) Income for the year ended January 3, 2015. This represents the total of the four payments expected to be made with respect to Fox River costs, as discussed above, with the first payment made on September 30, 2014, the second payment made on February 2, 2015, the third payment due on September 1, 2015 and the last payment due September 1, 2016, discounted to reflect the long-term nature of the liability.  A short-term liability of $11.3 million is recorded in other accrued liabilities and a long-term liability of $6.9 million is recorded in other long-term liabilities on the Consolidated Balance Sheet as of January 3, 2015. The total of these liabilities will be accreted to the full liability of $25.0 million during the course of the payment schedule. The previously-recorded and remaining indemnification receivable and Fox River Liabilities reserve were written off during the quarter ended September 28, 2014. Each of these balances was $59.3 million at year-end 2013.

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

The Company has identified a material weakness in its internal control over financial reporting that resulted in the restatement of certain of its previously-issued consolidated financial statements. The Company cannot assure you that its remediation efforts will prevent this material weakness in the future. As a result of its review of the issues related to the restatement, management identified deficiencies in the Company’s control environment that constitute a material weakness and, consequently, concluded the Company’s internal control over financial reporting and disclosure controls and procedures were not effective at January 3, 2015. See Item 9A, Controls and Procedures, in Part II of the Company’s Annual Report on Form 10-K for the year ended January 3, 2015. If the Company’s remediation efforts do not prevent this material weakness in the future, it may be unable to report its financial results on a timely and accurate basis.

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

In 2009, the EPA finalized its finding that greenhouse gas (“GHG”) emissions endanger the public health and welfare. Since then, the EPA has finalized rules to regulate GHG emissions under the federal Clean Air Act. Also in 2009, several bills were introduced in the U.S. Congress concerning climate change and the emission into the environment of carbon dioxide and other GHGs. If there is legislation, it may take the form of a cap and trade program and the Company may then be required, among other things, to purchase allowances or offsets to emit GHGs or other regulated pollutants or to pay taxes on such emissions. In April 2010, the EPA proposed three related air rules commonly known as the Industrial Boiler MACT under the Clean Air Act. These air rules were finalized by the EPA in December 2012. The Company is currently reviewing options available to comply with these rules to understand the effect they may have on its operations, such as reducing or curtailing boiler usage or modifying the types of boilers operated or fuel consumed. The cost of compliance is likely to be significant. The Company’s current estimate to implement viable options could result in capital spending of between $5 million to $12 million depending on the solutions available to comply with the regulations.  However, the amount of capital spending ultimately incurred may differ, and the difference could be material, depending on the option chosen. In addition, the timing of any additional capital spending is uncertain. The Company has received an extension until January 31, 2017 to achieve compliance with these rules. The majority of the expenditures are expected to occur during 2015 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change these estimates.

The Company has a substantial amount of indebtedness outstanding and, as a result, it is operating as a highly leveraged company.

The Company’s total debt at January 3, 2015, was approximately $592.2 million and unused commitments under the revolving credit facility were $80.2 million. For a description of the components of the Company’s debt, as well as discussion of the June 28, 2013 and November 19, 2013 voluntary refinancing of a portion of its debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 of the Notes to Consolidated Financial Statements. This large amount of indebtedness could:

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

The Company’s carbonless papers segment, of which the primary product is carbonless paper, accounted for 48% of net sales in 2012,  44% of net sales in 2013 and 43% of net sales in 2014. Total sales volume of carbonless paper products increased approximately 2% from 2013 to 2014. Total sales volume of carbonless paper products decreased approximately 18% from 2012 to 2013 and decreased approximately 13% from 2011 to 2012 largely due to the Company’s decision to discontinue selling carbonless papers into certain non-strategic international markets. The Company believes the worldwide carbonless market is declining as users switch to alternative modes of technologies and communication. The Company expects that its total sales volume of carbonless paper products will continue to decline at rates that are consistent with the decline rate of the overall market. If the decline in the Company’s sales of carbonless paper products accelerates, or if it is unable to maintain the prices of its carbonless paper products or if it is unable to offset reductions in carbonless papers sales with increased sales of thermal papers or other products, then the Company’s business, financial condition and results of operations may be materially adversely affected.

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

The five largest customers in the carbonless papers segment accounted for approximately 41% of carbonless papers nets sales in 2014, 39% of carbonless papers net sales in 2013 and 33% of carbonless papers net sales in 2012. The five largest customers in the thermal papers segment accounted for approximately 41% of thermal papers net sales in 2014, 39% of thermal papers net sales in 2013 and 40% of thermal papers net sales in 2012. The largest external customer in the Encapsys segment accounted for approximately 73% of Encapsys net sales in 2014 (which include internal sales to the Company’s carbonless papers segment),  57% of Encapsys net sales in 2013 and 58% in 2012.

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

The Company’s business depends upon the availability of key raw materials, including base stock and certain chemicals. On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. This agreement has the effect of reducing the number of raw material suppliers to the Company and increasing the Company’s dependence on key suppliers. Should this supplier of base stock fail to supply quantities ordered by the Company, the Company may not be able to procure alternate sources of carbonless and thermal base stock in quantities sufficient to meet customer requirements or at prices comparable to the terms under this supply agreement. In 2014,  the Company purchased approximately $239 million of base stock from various external suppliers. Approximately 98% of the base stock purchased to produce carbonless paper and approximately 70% of the base stock purchased to produce thermal papers came from the long-term supply vendor.

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

Global credit market uncertainty and economic weakness may adversely affect the Company’s customers and suppliers.

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

In addition, for each of the five 12-month periods following implementation of the final duties, the Company and the German manufacturer have filed requests for administrative review (“AR”) with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month AR period, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. In 2012, the Department issued a final determination in the second 12-month AR period, resulting in a dumping margin of 4.33% for imports from the German manufacturer for the period from November 2009 to October 2010. In April 2013, the Department issued a final determination in the third 12-month AR period, resulting in a dumping margin of 75.36% for imports from the German manufacturer for the period from November 2010 to October 2011. The third review determination was based on the Department’s finding that the German manufacturer knowingly and intentionally submitted fraudulent responses to the Department, and this determination was upheld by the CIT on September 3, 2014. Based on the fraud discovered during the third AR period, in June 2013, the U.S. Department of Justice sought and received from the CIT a remand of the final results of the second AR. After this remand, the Department issued a final redetermination on June 16, 2014 and changed the margin in the second AR from 4.33% to 75.36%. The German manufacturer has appealed each of the final review determinations.

As a result of the appeal of the first 12-month AR period determination, the CIT ordered the Department to reconsider its final results. On June 23, 2014, the Department determined, under protest of the CIT’s direction that the margin rate is de minimis (effectively zero). The CIT affirmed this redetermination on December 31, 2014. On June 11, 2014, the Department issued a final determination for the fourth 12-month AR period with a dumping margin of zero for imports from the German manufacturer for the period from November 2011 to October 2012. Appvion has appealed this final determination to the CIT. On November 24, 2014, the Department issued its preliminary determination on the fifth AR period from November 2012 to October 2013 with a zero margin, and a final determination is expected in March 2015.

Finally, the Department and the ITC are required to conduct reviews five years after an anti-dumping or countervailing duties order is issued to determine whether revoking the order would be likely to lead to continuation or recurrence of dumping or subsidies and of material injury (“Sunset Review”). The Department upheld the continuation of the orders for another five years, and both the German manufacturer and Appvion have filed appeals challenging different aspects of the Department’s decision. On December 17, 2014, the ITC voted to extend the duties against imports from China for another five years. However, the ITC voted not to extend the duties against the German manufacturer for another 5 years. Appvion is exploring its appeal options. Upon final resolution of the pending appeals and fifth AR, certain of the duties on German imports could be reduced, increased or eliminated.

Volatility of raw materials costs may adversely impact the Company’s margins for its products.

In the past, the Company has experienced volatility in raw materials costs, which comprise a significant portion of the Company’s operating costs. The Company endeavors to recover cost increases through continuous improvements in its business operations and product formulations and through selected price increases. However, the effects of rising raw materials costs on margins are difficult to match in precise amount or timing with offsetting price increases or cost reduction activities. To the extent the Company is unable to offset raw materials cost inflation, margins for products may be adversely impacted.

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

The total projected benefit obligation of the Company’s defined benefit pension plans exceeded the fair value of the plan assets by $93.6 million at January 3, 2015. The Company contributed $16.1 million to the pension plan in 2014 and $12.5 million to the pension plan in 2013. The Company does not need to make contributions to the plan in 2015. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, the pension plan obligation could increase materially. The size of future required pension contributions could result in the Company dedicating a substantial portion of its cash flow from operations to making the contributions, which could materially adversely affect its business, financial condition and results of operations.

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

		Approximate
Location	Description	Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Offices and Manufacturing Plant	1,151,000	Owned
Portage, Wisconsin	Capsule Manufacturing Plant	77,000	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	636,000	Owned
West Carrollton, Ohio	Manufacturing Plant	754,000	Owned
Appleton, Wisconsin (East Warehouse Road)	Warehouse	273,000	Lease expires 1/31/17
Appleton, Wisconsin (East Warehouse Road)	Warehouse	50,000	Month to Month
Appleton, Wisconsin (Kensington Drive)	Distribution Center	357,000	Lease expires 12/31/15
Monroe, Ohio	Distribution Center	220,000	Lease expires 4/30/16
Camp Hill, Pennsylvania	Distribution Center	80,000	Lease expires 12/31/15
Ontario, California	Distribution Center	70,000	Lease expires 12/31/15
Kansas City, Kansas	Distribution Center	103,000	Lease expires 1/31/18
Peterborough, Ontario, Canada	Distribution Center	44,000	Lease expires 3/31/15
Roaring Spring, Pennsylvania	Warehouse	89,000	Month to Month
Portage, Wisconsin	Warehouse	6,000	Lease expires 10/31/16

The Company’s business is primarily operated in Appleton and Portage, Wisconsin, West Carrollton, Ohio and Roaring Spring, Pennsylvania.

During the years 2010 through 2014, the Company invested approximately $103 million in capital improvements, of which, approximately $87 million was spent at its manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $87 million spent on manufacturing facilities, approximately $2 million was spent to comply with applicable environmental regulations.

Item 3.Legal Proceedings

The Company is involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 18 of the Notes to the Consolidated Financial Statements. Furthermore, from time to time the Company may be subject to various demands, claims, suits or other legal or regulatory proceedings arising in the ordinary course of business. The Company maintains a comprehensive insurance program to protect against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. The Company has successfully defended such claims, settling some for amounts which are not material to the business and obtaining dismissals in others. While the Company will vigorously defend itself and expects to prevail in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

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

Item 4.Mine Safety Disclosures

Not applicable

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the common stock of PDC. All of the outstanding shares of PDC are owned of record by the KSOP, in which there are approximately 2,023 active participants who were invested in the Company’s Stock Fund as of January 3, 2015.

No dividends have been declared on the common stock of PDC in the last two years, nor does PDC currently anticipate it will be paying dividends in the foreseeable future. PDC is and has been restricted from declaring dividends and repurchasing common stock pursuant to provisions contained in the Company’s indebtedness agreements. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Outstanding Indebtedness” and Note 10 of Notes to Consolidated Financial Statements.

During the year ended January 3, 2015, PDC sold approximately 178,179 shares of its common stock to the ESOP. The ESOP acquired the shares with pre-tax payroll deferrals, rollovers and employee loan payments made to the ESOP during the period from December 29, 2013 through January 3, 2015, by employees of the Company who are participants in the KSOP as well as interest received by the trust. The aggregate sales price was $2.4 million. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended. The Company’s matching contributions over this same period resulted in an additional 172,167 shares of PDC redeemable common stock being issued. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 1,273,759 shares of PDC redeemable common stock were repurchased during 2014 at an aggregate price of $18.2 million.

Item 6.Selected Financial Data

The following tables set forth selected historical consolidated financial data for Paperweight Development Corp. and Subsidiaries (“PDC”) as of and for each of the five years in the five-year period ended January 3, 2015. The consolidated financial information shown below reflects NEX and APC (through their sale in July 2010) as discontinued operations. The historical consolidated financial data for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, were derived from the consolidated financial statements included elsewhere in this report, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as indicated in its report included in "Item 8. Financial Statements and Supplementary Data." The remaining historical financial data presented below were derived from previously-reported consolidated financial statements, not included in this report.

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

	2014	2013	2012	2011	2010

	(in thousands)
Statement of Operations Data:
Net sales	$809,816	$807,486	$849,756	$857,329	$849,884
Cost of sales (1)	677,383	567,786	758,875	718,710	682,228
Gross profit	132,433	239,700	90,881	138,619	167,656
Selling, general and administrative expenses (1)	149,144	106,928	152,961	144,928	139,154
Restructuring and other charges (2)	—	—	28,589	—	—
Environmental expense insurance recovery	—	—	(2,188)	—	(8,947)
Fox River Funding Agreement (3)	23,975	—	—	—	—
Litigation settlement, net	—	—	—	3,122	—

Operating (loss) income	(40,686)	132,772	(88,481)	(9,431)	37,449

Interest expense	49,463	55,910	59,654	61,330	65,772
Debt extinguishment expense	—	59,681	—	—	7,010
Interest income	(376)	(369)	(224)	(355)	(327)
Litigation settlement, net	—	—	—	(23,229)	—
Other expense (income)	2,730	82	(47)	(102)	(429)

(Loss) income from continuing operations before income taxes	(92,503)	17,468	(147,864)	(47,075)	(34,577)

Provision for income taxes	269	193	587	577	176

(Loss) income from continuing operations	(92,772)	17,275	(148,451)	(47,652)	(34,753)

Income from discontinued operations, net of income taxes	—	—	—	—	3,499
Net (loss) income	$(92,772)	$17,275	$(148,451)	$(47,652)	$(31,254)

Other Financial Data:
Depreciation and amortization (4)	$30,015	$30,061	$100,296	$48,616	$49,780
Capital expenditures (4)	19,737	28,290	17,143	15,847	17,250
Balance Sheet Data (at end of period):
Working capital	$29,193	$65,209	$64,823	$109,104	$115,738
Total assets	449,268	547,528	561,090	643,268	676,994
Total debt	592,936	597,293	515,765	511,874	558,950

(1)	During fourth quarter 2012, the Company adopted mark-to-market accounting for its pension and other postretirement benefit plans. The mark-to-market loss (gain) was recorded as follows (in thousands).

	2014	2013	2012	2011	2010
Cost of sales	$ 47,652	$ (45,269)	$ 22,441	$ 34,384	$ 1,239
Selling, general and administrative expenses	18,630	(17,748)	9,846	14,597	2,819
	$ 66,282	$ (63,017)	$ 32,287	$ 48,981	$ 4,058

 (2)During 2012, the Company ceased papermaking operations at its West Carrollton, Ohio facility and moved its carbonless coating to the Company’s converting plant in Appleton, Wisconsin, resulting in the reduction of 314 jobs at the West Carrollton facility and the addition of 68 jobs at the Appleton facility. Related employee termination benefits and equipment decommissioning and other expenses are included in the 2012 restructuring charge. See Note 4, Restructuring and Other Related Costs, of Notes to Consolidated Financial Statements for further discussion.

(3)   See Note 18, Commitments and Contingencies, of Notes to Consolidated Financial Statements for further discussion.

(4)   Amounts exclude information related to discontinued operations in 2010.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appvion, Inc. and its 100%-owned subsidiaries (collectively “Appvion”).

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC as of and for the three-year period ended January 3, 2015. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Fox River Funding Agreement

On April 10, 2012, the United States District Court for the Eastern District of Wisconsin (“District Court”) granted Appvion’s motion for summary judgment and dismissed all claims against Appvion in the enforcement action for remediation of the Lower Fox River. The decision establishes that Appvion is no longer a potentially responsible party (“PRP”), no longer liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA”), no longer considered a legal successor to NCR’s liabilities, and no longer required to comply with the 106 Order commanding remediation of the Lower Fox River.

On September 30, 2014, Appvion entered into a Funding Agreement with NCR Corporation (“NCR”), B.A.T. Industries, p.l.c. (“BAT”) and Windward Prospects Ltd. (“Windward”) relating to clean-up costs for the Lower Fox River and certain potential future sites. Under the Funding Agreement, the parties paid the following amounts on September 30, 2014 toward historical Fox River Costs (as defined in the Funding Agreement) incurred by NCR through September 1, 2014:  BAT ‑ $77.08 million; Windward ‑ $10 million; and Appvion ‑ $6 million.  In addition, BTI 2014 LLC, a wholly‑owned subsidiary of BAT (“BTI”), is responsible for funding 50% of the Fox River Costs incurred by NCR after September 1, 2014.  The parties also agreed:  (a) to vigorously pursue reasonable claims and viable claims against certain third parties and to deposit any recoveries therefrom into BTI; and (b) that any funds remaining in BTI after paying BAT and NCR for any unreimbursed funding of Fox River Costs would be used to fund 60% of any Future Sites Costs, as defined in the Funding Agreement.

Subject to the limitations described below, Appvion agreed to assume the following additional funding obligations under the Funding Agreement:

(d)	$4 million on February 1, 2015 toward Fox River Costs;
(e)

On September 1 of each year during the term of the Funding Agreement, the lesser of (1) an amount equal to 50% of the aggregate unreimbursed amount paid by BAT to the BTI for Fox River Costs (to the extent that Appvion has not previously paid such amount in any prior years) and (2) $7.5 million; and

(f)

On September 1 of each year during the term of the Funding Agreement, the lesser of (1) an amount equal to 50% of the aggregate amount paid by BAT to the BTI for Future Sites Costs (to the extent that Appvion has not previously paid such amount in prior years) and (2) $7.5 million.

Notwithstanding the foregoing, Appvion’s additional funding obligations are subject to the following limitations:

(d)	In no event will Appvion’s funding obligations for Fox River Costs exceed $25 million (the “Appvion Fox River Cap”);
(e)	In no event will Appvion’s funding obligations for Future Sites Costs exceed $25 million (the “Appvion Future Sites Cap”); and
(f)

In no event will Appvion’s funding obligations under the Funding Agreement exceed $7.5 million during any calendar year (except for the payment of $4 million on February 1, 2015 and the payment of up to $7.5 million on September 1, 2015). The $4 million payment due February 1, 2015 has been timely paid.

Appvion bears sole responsibility for its funding obligations under the Funding Agreement. The Funding Agreement does not, however, modify, alter or amend the two indemnification agreements entered into in 2001 wherein Windward agreed to indemnify PDC and PDC agreed to indemnify Appvion for certain costs, expenses and liabilities relating to Fox River and Future Sites, including Appvion’s costs and expenses in negotiating and entering into the Funding Agreement and any future costs and expenses incurred by Appvion in pursuing recoveries. However, there are currently no outstanding matters for which costs are being incurred and thereby eligible for indemnification under the noted indemnification agreements and therefore no corresponding environmental indemnification receivable or Fox River Liabilities reserve is recorded on the Consolidated Balance Sheet as of January 3, 2015.

The parties to the Funding Agreement agree that they have no recourse against Appvion for any further liability relating to the Fox River or Future Sites beyond the funding obligations set forth above up to the Appvion Fox River Cap and the Appvion Future Sites Cap, respectively. For further discussion, see Note 18, Commitments and Contingencies.

As a result of the Funding Agreement, $24.0 million of expense was recorded as selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive (Loss) Income for the year ended January 3, 2015. This represents the total of the four payments expected to be made with respect to Fox River costs, as discussed above, with the first payment made on September 30, 2014, the second payment made on February 2, 2015, the third payment due on September 1, 2015 and the last payment due September 1, 2016, discounted to reflect the long-term nature of the liability.  A short-term liability of $11.3 million is recorded in other accrued liabilities and a long-term liability of $6.9 million is recorded in other long-term liabilities on the Consolidated Balance Sheet as of January 3, 2015. The total of these liabilities will be accreted to the full liability of $25.0 million during the course of the payment schedule. The previously-recorded and remaining indemnification receivable and Fox River Liabilities reserve were written off during the quarter ended September 28, 2014. Each of these balances was $59.3 million at year-end 2013.

Accounts Receivable Securitization Program

During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Consolidated Balance Sheet as of January 3, 2015. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Consolidated Statement of Cash Flows for the year ended January 3, 2015. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (30 days) of the related receivables. Trade receivables sold to a third-party financial institution, and being serviced by Appvion, totaled $36.9 million as of January 3, 2015. Due to an average collection cycle of 30 days or less for such trade receivables, as well as Appvion’s collection history, the fair value of the deferred purchase price notes approximates carrying value. The fair value of the deferred purchase price notes receivable recorded as of year-end 2014 was $18.7 million and is included in accounts receivable in the Consolidated Balance Sheet as of January 3, 2015. Transaction costs totaling $0.7 million were deferred and recorded on the balance sheet as other long-term assets. They will be amortized over the three-year term of the securitization agreement. The remaining balance at January 3, 2015 was $0.6 million.

Voluntary Refinancings

On November 19, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities and reduce interest expense. The refinancing included the issuance of $250 million of second lien senior secured notes payable carrying an interest rate of 9.0%. The notes will mature on June 1, 2020. Proceeds, less expenses and discounts, were $242.3 million. A portion of these proceeds was used to redeem the $32.2 million of remaining 9.75% senior subordinated notes payable due June 2014, plus interest of $1.6 million. Proceeds were also used to redeem in full the $161.8 million of 11.25% second lien notes payable due December 2015, plus $9.3 million of interest. In conjunction with the redemption of the second lien notes, a note premium of $33.2 million was paid to the noteholders and was recorded as a debt extinguishment expense on the current year Consolidated Statement of Comprehensive Income (Loss). The remaining proceeds were used to repay $4.2 million of the revolving credit facility. Transaction expenses totaling $6.5 million were recorded as deferred debt issuance costs in other long-term assets of the Consolidated Balance Sheet dated December 28, 2013. Also as a result of this refinancing, $1.4 million of unamortized deferred debt issuance costs were written off and included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. For further information, see the Cash Flows from Financing Activities in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 10, Long-term Obligations, of Notes to Consolidated Financial Statements.

On June 28, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities, reduce interest costs and increase financial flexibility and liquidity options. The refinancing included the execution of a new credit agreement providing for a $100 million five-year revolving line of credit due June 2018 and a $335 million first lien term loan due June 2019. The new line of credit replaced the five-year, $100 million revolving credit facility due February 2015. The new revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Appvion’s borrowings under the revolving credit facility bear interest at Appvion’s option at either base rate plus 3.5% or LIBOR plus 4.5%, per annum. Proceeds from the $335 million first lien term loan, less expenses and discounts, were $326.3 million. These proceeds were used to redeem $300.7 million of the 10.5% senior secured first lien notes due June 2015, pay $1.1 million of interest due on the notes, pay $18.1 million of note premiums and costs associated with the note redemption, repay $6.0 million of the old revolver and pay $0.4 million of interest and fees due on the old revolver. The $18.1 million note premium is included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. In addition, there was a cash outlay of $7.2 million for debt acquisition costs. As a result of the refinancing, $6.7 million of unamortized deferred debt issuance costs and original issue discount associated with the redeemed senior secured first lien notes and old revolver were written off and included in debt extinguishment expense.  The first lien term loan bears interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of the variable rate debt using an interest rate swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019. On July 31, 2013, Appvion redeemed the remaining $4.3 million of 10.5% senior secured first lien notes. In conjunction with this $4.3 million repayment, a redemption premium of $0.2 million was paid and $0.1 million of unamortized deferred debt issuance costs and original issue discount were written off and included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. For further information, see the Cash Flows from Financing Activities in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 10, Long-term Obligations, of Notes to Consolidated Financial Statements.

Proposed Business Combination Discontinued

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

Long-term Supply Agreement and Discontinuation of Papermaking in Ohio

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

Financial Highlights

Results for 2014 include the following:

·  Net sales totaled $809.8 million, a $2.3 million, or 0.3%, increase over 2013 net sales. Encapsys net sales of $61.8 million were $9.5 million, or 18.1%, higher than in 2013. Current year Encapsys net sales to external customers increased 29.7% over last year on a volume increase of approximately 11%. Encapsys revenue also benefited from favorable product mix. Net sales within the paper business decreased $8.0 million, or 1.0%. Shipment volumes were approximately 2% higher than in 2013. Thermal papers net sales were down by 1.4%. While shipment volumes were approximately 2% higher, unfavorable pricing drove down revenue. Despite a volume increase of approximately 2%, carbonless net sales were lower than 2013 net sales by 0.6%.

· Current year cost of sales of $677.4 million was $109.6 million, or 19.3%, higher than 2013 cost of sales. Current year cost of sales includes a mark-to-market loss of $47.7 million related to the Company’s retiree benefit plans. This compares to a retiree plan mark-to-market gain of $45.3 million recorded at year-end 2013.

SG&A spending of $149.1 million was $42.2 million, or 39.5%, higher than 2013 spending. During 2014, the Company recorded a mark-to-market loss, related to its retiree benefit plans, of $18.6 million. This compares to a mark-to-market gain of $17.7 million recorded at year-end 2013. Legal expenses were also higher during 2014 due to Fox River settlement matters and anti-dumping and countervailing duties claims related to imports of certain lightweight thermal paper.

The Company recorded a $24.0 million charge for the Fox River Funding Agreement discussed above.

Net debt as of January 3, 2015 was $589.5 million, compared to $595.3 million at the end of 2013. This decrease of $5.8 million included the $3.3 million of mandatory quarterly payments made on the first lien term loan and a $1.2 million reduction in the amount borrowed on the revolving credit facility.

   The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as microencapsulation and security technologies. The Company has three reportable segments: Encapsys, thermal papers and carbonless papers.

Encapsys

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for new markets, external partners and for the Company’s carbonless papers segment. The Company leverages extensive technical knowledge and experience to develop new products. The Encapsys segment also uses an open innovation process that typically includes development agreements with partner companies that seek to protect existing and potential intellectual property. The global microencapsulation market is believed to be approximately $5.2 billion and is expected to continue to grow through the commercialization of more applications. In addition, the global microencapsulation market growth rate for the period 2014 to 2020 is expected to be approximately 10.7% per year. Encapsys is exploring opportunities with potential partners in industries as diverse as agriculture, building and construction, paper, textiles, personal and household care, and oil and gas. During 2014, Encapsys accounted for approximately 8% of total company net sales.

Thermal Papers

The thermal papers market is growing with new applications being developed to use thermal technology. Based on its assessment of the period 2009 through 2014, the Company believes North American thermal markets expanded at a 3% compound average growth rate, with annual rates ranging from a decline of 1% to increases of 5%. The Company believes demand for thermal paper will continue to grow in North America and around the world. In 2007, an expansion program of approximately $105 million commenced at the West Carrollton, Ohio facility involving the installation of a state-of-the-art coater to produce thermal papers. The project was completed in third quarter 2008. Sales of thermal papers accounted for approximately 51% of total company net sales in 2014.

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

In addition, for each of the five 12-month periods following implementation of the final duties, the Company and the German manufacturer have filed requests for administrative review (“AR”) with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month AR period, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. In 2012, the Department issued a final determination in the second 12-month AR period, resulting in a dumping margin of 4.33% for imports from the German manufacturer for the period from November 2009 to October 2010. In April 2013, the Department issued a final determination in the third 12-month AR period, resulting in a dumping margin of 75.36% for imports from the German manufacturer for the period from November 2010 to October 2011. The third review determination was based on the Department’s finding that the German manufacturer knowingly and intentionally submitted fraudulent responses to the Department, and this determination was upheld by the CIT on September 3, 2014.  Based on the fraud discovered during the third AR period, in June 2013, the U.S. Department of Justice sought and received from the CIT a remand of the final results of the second AR. After this remand, the Department issued a final redetermination on June 16, 2014 and changed the margin in the second AR from 4.33% to 75.36%. The German manufacturer has appealed each of the final review determinations.

As a result of the appeal of the first 12-month AR period determination, the CIT ordered the Department to reconsider its final results. On June 23, 2014, the Department determined, under protest of the CIT’s direction that the margin rate is de minimis (effectively zero). The CIT affirmed this redetermination on December 31, 2014. On June 11, 2014, the Department issued a final determination for the fourth 12-month AR period with a dumping margin of zero for imports from the German manufacturer for the period from November 2011 to October 2012. Appvion has appealed this final determination to the CIT. On November 24, 2014, the Department issued its preliminary determination on the fifth AR period from November 2012 to October 2013 with a zero margin, and a final determination is expected in March 2015.

Finally, the Department and the ITC are required to conduct reviews five years after an anti-dumping or countervailing duties order is issued to determine whether revoking the order would be likely to lead to continuation or recurrence of dumping or subsidies and of material injury (“Sunset Review”). The Department upheld the continuation of the orders for another five years, and both the German manufacturer and Appvion have filed appeals challenging different aspects of the Department’s decision. On December 17, 2014, the ITC voted to extend the duties against imports from China for another five years. However, the ITC voted not to extend the duties against the German manufacturer for another 5 years. Appvion is exploring its appeal options. Upon final resolution of the pending appeals and fifth AR, certain of the duties on German imports could be reduced, increased or eliminated.

Carbonless Papers

The carbonless papers segment produces carbonless paper, security paper and other specialty paper grades. The Company believes the North American market for carbonless paper products has been in decline as a result of greater use of competing technologies such as digital laser, inkjet and thermal printers and electronic communications. The Company believes the North American carbonless paper market declined by approximately 7% to 10% annually from 2009 through 2014, except during the recession period when the decline was estimated at an annual rate of 16%. The decline is expected to continue at historical rates over the next several years. The Company believes the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 6% per year during non-recession periods. The carbonless papers segment accounted for approximately 43% of total company net sales in 2014.

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

Comparison 2014 and 2013

8
	For the Year Ended		Increase
	January 3, 2015	December 28, 2013	(Decrease)
	(dollars in thousands)

Net sales	$809,816	$807,486	0.3%
Cost of sales	677,383	567,786	19.3%
Gross profit	132,433	239,700	-44.8%

Selling, general and administrative expenses	149,144	106,928	39.5%

Fox River Funding Agreement	23,975	-	nm

Operating (loss) income	(40,686)	132,772	-130.6%

Interest expense, net	49,087	55,541	-11.6%
Debt extinguishment expense	-	59,681	-100.0%
Other non-operating expense, net	2,730	82	nm

(Loss) income before income taxes	(92,503)	17,468	-629.6%
Provision for income taxes	269	193	39.4%

Net (loss) income	$(92,772)	$17,275	-637.0%

Comparisons as a % of net sales
Cost of sales	83.6%	70.3%	13.3%
Gross margin	16.4%	29.7%	-13.3%
Selling, general and administrative expenses	18.4%	13.2%	5.2%
Operating margin	-5.0%	16.4%	-21.4%
(Loss) income before income taxes	-11.4%	2.2%	-13.6%
Net (loss) income	-11.5%	2.1%	-13.6%

Net sales for 2014 were $809.8 million, increasing $2.3 million, or 0.3%, compared to $807.5 million of net sales in 2013. Sales to external Encapsys customers increased $10.3 million, or 29.7%, on a volume increase of approximately 11%. Despite shipment volumes that were approximately 2% higher, net sales within the paper business decreased $8.0 million, or 1.0%, during 2014.

An operating loss of $40.7 million was recorded in 2014 compared to operating income of $132.8 million in 2013. A mark-to-market loss of $66.3 million, related to the Company’s retiree benefit plans, was recorded. This compares to the retiree plan mark-to-market gain of $63.0 million recorded in the prior year. Of this $129.3 million mark-to-market difference, $92.9 million was in cost of sales and $36.4 million was in SG&A. In addition, unfavorable price and product mix, largely due to foreign competition, reduced operating results by $20.5 million. Within SG&A, legal expenses were higher during 2014 due to Fox River matters and anti-dumping and countervailing duties claims related to imports of certain lightweight thermal paper. Compensation and consulting fees increased in support of future growth and rent expense was higher due to the current year migration from in-house to out-sourced computer system hosting. The Company also recorded a $24.0 million charge for the Fox River Funding Agreement discussed above.

Current year interest expense was $6.5 million lower than in 2013 as the Company benefited from a full year of lower interest rates received as a result of the two voluntary refinancings completed during 2013. As a result of these refinancings, the Company also recorded $59.7 million of debt extinguishment expense during 2013 for premiums paid in conjunction with the note redemptions as well as the write-off of unamortized deferred debt issuance costs and original issue discount. During the current year, the Company incurred $2.1 million of additional foreign exchange loss, primarily due to the collection of certain accounts receivable denominated in Canadian dollars and Euros. An additional $0.6 million of expense was also recorded relating to its accounts receivable securitization program.

The Company recorded a 2014 net loss of $92.8 million compared to net income of $17.3 million in 2013.

Business Segment Discussion – 2014

Encapsys

Current year net sales totaled $61.8 million, which was an increase of $9.5 million, or 18.1%, over 2013 net sales. Sales to external customers rose 29.7% on a volume increase of approximately 11%. Operating income generated during 2014 by the external business was $10.2 million, compared to 2013 operating income of $13.5 million. Current year income included a $3.6 million mark-to-market loss related to the Company’s retiree benefit plans whereas 2013 operating income included a $3.2 million mark-to-market gain. Excluding the impact of mark-to-market gains and losses, 2014 operating income increased $3.5 million over prior year primarily due to increased shipment volumes and improved product mix. This was tempered slightly by higher SG&A spending in support of future growth.

Paper Business

During 2014, the paper business, which includes thermal papers and carbonless papers, recorded net sales of $764.7 million, which were $8.0 million lower than 2013 net sales. During this same period, the paper business recorded an operating loss of $18.6 million compared to operating income of $128.2 million in 2013. The year-on-year operating income variance was the result of the following (dollars in millions):

Favorable shipment volumes	$ 6.1
Unfavorable raw materials and utilities pricing	(0.7)
Unfavorable manufacturing costs	(3.0)
Higher SG&A and other	(4.7)
Unfavorable price and mix	(23.8)
Retiree benefit plan mark-to-market loss	(120.7)
$ (146.8)

Thermal Papers

Thermal papers 2014 net sales of $415.3 million were $6.0 million, or 1.4%, lower than 2013 net sales of $421.3 million. During 2014, shipment volumes of thermal papers increased approximately 2% over the prior year. Continued strong demand for tag, label and entertainment (“TLE”) products accounted for an increase in shipment volumes of approximately 9%. Current year shipments of receipt paper were approximately 5% lower than in 2013. This segment recorded a 2014 operating loss of $8.7 million compared to 2013 operating income of $51.9 million. The current year loss included a $22.7 million mark-to-market loss related to the Company’s retiree benefit plans whereas 2013 operating income included a $20.9 million mark-to-market gain. Excluding the impact of mark-to-market gains and losses, 2014 operating results decreased by $17.0 million from the prior year. Current year operating results were negatively impacted by unfavorable pricing and product mix of $17.9 million, largely due to increased foreign competition. The business also incurred increased legal fees associated with anti-dumping and countervailing duties claims.

Carbonless Papers

Carbonless papers 2014 net sales totaled $349.4 million, a decrease of $2.0 million, or 0.6%, from the prior year. Current year shipment volumes were nearly 2% higher than 2013 shipments, benefiting from increased sales of specialty papers. This segment recorded a current year operating loss of $10.0 million compared to 2013 operating income of $76.3 million. The current year loss included a $39.1 million mark-to-market loss related to the Company’s retiree benefit plans whereas 2013 operating income included a $38.1 million mark-to-market gain. Excluding the impact of mark-to-market gains and losses, 2014 operating results decreased by $9.1 million from the prior year. Current year operating results were negatively impacted by unfavorable pricing and product mix. Unfavorable product mix is the result of increased sales of specialty products, as well as increased sales into international markets, both of which have lower margins. In addition, the business incurred increased manufacturing spending as a result of lower manufacturing yields and increased material costs.

Unallocated Corporate Charges

As of year-end 2014, unallocated corporate charges totaled $32.3 million compared to $9.0 million last year. Current year results include the $24.0 million charge related to the Fox River Funding Agreement as well as related legal fees.

Effects of Inflation. Prices for certain raw materials, including base stock and chemicals, as well as costs for natural gas, oil and electricity have been subject to price changes and can have material effects on the business, financial condition and results of operations. Prices for certain raw materials increased during 2014 and could continue to increase, or decrease, in response to changes in demand. The Company historically has been able to use price increases to recoup a portion of raw material price increases, but relies on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of raw material price increases. While the Company expects that any significant increase in raw materials or energy costs will be offset by price increases and/or by cost containment and productivity and efficiency initiatives, profitability could be adversely affected if the Company is unable to pass on or mitigate any future cost increases.

Comparison 2013 and 2012

8
	For the Year Ended		Increase
	December 28, 2013	December 29, 2012	(Decrease)
	(dollars in thousands)

Net sales	$807,486	$849,756	-5.0%
Cost of sales	567,786	758,875	-25.2%
Gross profit	239,700	90,881	163.8%

Selling, general and administrative expenses	106,928	152,961	-30.1%
Restructuring	-	28,589	-100.0%

Environmental expense insurance recovery	-	(2,188)	-100.0%

Operating income (loss)	132,772	(88,481)	250.1%

Interest expense, net	55,541	59,430	-6.5%
Debt extinguishment expense	59,681	-	nm
Other non-operating expense (income), net	82	(47)	274.5%

Income (loss) before income taxes	17,468	(147,864)	111.8%
Provision for income taxes	193	587	-67.1%

Net income (loss)	$17,275	$(148,451)	111.6%

Comparisons as a % of net sales
Cost of sales	70.3%	89.3%	-19.0%
Gross margin	29.7%	10.7%	19.0%
Selling, general and administrative expenses	13.2%	18.0%	-4.8%
Operating margin	16.4%	-10.4%	26.8%
Income (loss) before income taxes	2.2%	-17.4%	19.6%
Net income (loss)	2.1%	-17.5%	19.6%

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

Operating income of $132.8 million was recorded in 2013 compared to an operating loss of $88.5 million in 2012. Improved pricing and product mix, lower transition costs related to the 15-year base stock supply agreement and reductions in raw materials and utilities pricing contributed $26.2 million to the improved current year financial results. This earnings improvement was partially offset by an $11.2 million reduction of operating income due to lower shipment volumes. Lower 2013 SG&A spending was largely due to incentive compensation, including bonuses and stock-based incentive compensation, coming in $8.1 million lower than 2012. Prior year SG&A expense also included $7.5 million of costs incurred as a result of the discontinued business combination transaction. In addition, a mark-to-market gain of $63.0 million, related to the Company’s retiree benefit plans, was recorded. This compares to a retiree plan mark-to-market loss of $32.3 million recorded at year-end 2012. Of this $95.3 million mark-to-market difference, $67.7 million was in cost of sales and $27.6 million was in SG&A. The operating loss recorded in 2012 included noncash expense of $64.7 million for accelerated depreciation related to the decommissioning of papermaking assets at the West Carrollton, Ohio facility as well as an $11.1 million noncash write-down of papermaking stores and spare parts inventories to lower of cost or market. Both were included in cost of sales. A $1.2 million noncash write-off of construction in progress and $0.4 million of other costs were also included in 2012 cost of sales. Restructuring expense of $28.6 million was also recorded in the prior year.

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

Restructuring and other related costs	$106.0
Retiree benefit plan mark-to-market gain	88.8
Favorable price and mix	11.4
Lower long-term supply agreement transition costs	9.0
Favorable raw materials and utilities pricing	5.3
Lower selling, general and administrative expense and other	2.8
Unfavorable manufacturing costs	(7.5)
Lower shipment volumes	(11.2)
$204.6

Thermal Papers

Thermal papers segment 2013 net sales of $421.3 million were $9.6 million, or 2.3%, higher than 2012 net sales of $411.7 million. During 2013, shipments of thermal papers increased approximately 4% over the prior year. Continued strong demand for tag, label and entertainment (“TLE”) products accounted for an increase in shipment volumes of nearly 6%. Current year shipments of receipt paper were slightly higher by approximately 1%. The thermal papers segment recorded operating income of $51.9 million in 2013 compared to a 2012 operating loss of $34.2 million. Current year earnings include a mark-to-market gain, related to the Company’s retiree benefit plans, of $20.9 million. This compared to a mark-to-market loss of $11.3 million recorded in 2012. The prior year operating loss also included restructuring and other related costs of $47.7 million and $7.3 million of one-time transition costs related to the 15-year base stock supply agreement. Also during 2012, this business segment recorded a $6.8 million settlement charge relating to withdrawal from the multi-employer pension plan as negotiated by the West Carrollton bargaining workforce during 2012 labor contract negotiations.

Carbonless Papers

Carbonless papers segment 2013 net sales totaled $351.4 million, a decrease of $55.4 million, or 13.6%, from the prior year. Current year shipment volumes were nearly 18% lower than 2012 shipments. In addition to the expected carbonless market decline, the Company’s 2012 decision to discontinue selling carbonless papers into certain non-strategic international markets reached full cycle in 2013 and accounted for approximately 51% of the current year volume decrease and 47% of the decrease in net sales. The negative impact of volume decline was partially offset by favorable pricing and favorable product mix totaling $15.2 million. The carbonless papers segment recorded current year operating income of $76.3 million compared to a 2012 operating loss of $42.2 million. Current year earnings include a mark-to-market gain, related to the Company’s retiree benefit plans, of $38.1 million. This compared to a mark-to-market loss of $18.6 million recorded in 2012. The prior year operating loss included restructuring and other related costs of $58.3 million and $4.1 million of one-time transition costs related to the 15-year base stock supply agreement.

Unallocated Corporate Charges

As of year-end 2013, unallocated corporate charges totaled $9.0 million compared to $19.6 million last year. Current year incentive compensation was lower than in the prior year. In addition, 2012 expense included $7.5 million of discontinued business combination transaction costs and a $2.2 million environmental expense insurance recovery.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility, will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At January 3, 2015, the Company had $2.7 million of cash and approximately $80.2 million of unused borrowing capacity under its revolving credit facility. Based on the Company’s current leverage ratio, borrowings under its revolving credit facility are limited to $25 million in total on the last day of each fiscal quarter for 2015. The revolving credit facility had an outstanding balance of $6.4 million and net debt (total debt less cash) decreased to $589.5 million compared to $595.3 million at year-end 2013.

The Company was in compliance with all debt covenants at January 3, 2015, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash provided by operating activities during 2014 was $47.2 million compared to $22.7 million of net cash used by operating activities in 2013. In addition to a net loss of $92.8 million, noncash charges and gains totaling $37.8 million were recorded. Noncash charges included $30.0 million in depreciation and amortization, $2.3 million of noncash employer matching contributions to the KSOP, $2.1 million of foreign exchange loss and $3.4 million of other net noncash charges. During 2014, working capital decreased by $41.4 million. A significant component of this decrease was the $23.8 million decrease in accounts receivable.  During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Consolidated Balance Sheet as of January 3, 2015. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities. As of year-end 2014, the accounts receivable securitization resulted in a net reduction of accounts receivable of $16.8 million. In addition, the $19.4 million increase in accounts payable and other accrued liabilities includes an $11.3 million short-term liability related to the Fox River Funding Agreement signed on September 30, 2014. During 2014, a $16.1 million contribution was made to the pension plan and a mark-to-market loss of $67.4 million was recorded, accounting for the majority of the $53.4 increase in accrued pension. Other, net cash provided of $7.6 million includes the $6.9 million long-term portion of the Fox River Funding Agreement.

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

Cash Flows from Investing Activities. Current year net cash used by investing activities was $17.5 million. This included $19.7 million used for the acquisition of property, plant and equipment and $2.2 million of sale proceeds, primarily from the second quarter auction of papermaking equipment located at the West Carrollton, Ohio facility. Net cash used by investing activities in 2013 was $28.3 million, all of which was used for the acquisition of property, plant and equipment. Net cash used by investing activities during 2012 was $17.1 million, used entirely for the acquisition of property, plant and equipment.

Cash Flows from Financing Activities.  During 2014, net cash used by financing activities was $28.8 million. The Company made mandatory debt repayments of $3.3 million on its first lien term loan and $1.4 million on its State of Ohio loans. The Company also repaid a net $1.2 million on its revolving credit facility.

Current year proceeds from the issuance of PDC redeemable common stock totaled $2.4 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during 2014. Current year payments to redeem PDC common stock were $18.2 million.

Cash overdrafts decreased $6.8 million during 2014. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

During 2013, net cash provided by financing activities was $51.0 million. During the year, $2.7 million of secured variable rate industrial development bonds, due August 2013, were repaid. The Company made mandatory debt repayments of $1.3 million on its State of Ohio loans. The Company also borrowed a net $3.9 million on its revolving credit facility.

During 2013, proceeds from the issuance of PDC redeemable common stock totaled $2.9 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during 2013. Current year payments to redeem PDC common stock were $16.4 million. Cash overdrafts increased $0.3 million during 2013.

On November 19, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities and reduce interest expense. The refinancing included the issuance of $250 million of second lien senior secured notes payable carrying an interest rate of 9.0%. The notes will mature on June 1, 2020. Proceeds, less expenses and discounts, were $242.3 million. A portion of these proceeds was used to redeem the $32.2 million of remaining 9.75% senior subordinated notes payable due June 2014, plus interest of $1.6 million. Proceeds were also used to redeem in full the $161.8 million of 11.25% second lien notes payable due December 2015, plus $9.3 million of interest. In conjunction with the redemption of the second lien notes, a note premium of $33.2 million was paid to the noteholders and was recorded as debt extinguishment expense on the current year Consolidated Statement of Comprehensive Income (Loss). The remaining proceeds were used to repay $4.2 million of the revolving credit facility. Transaction expenses totaling $6.4 million were recorded as deferred debt issuance costs in other long-term assets of the Consolidated Balance Sheet dated December 28, 2013. Also as a result of this refinancing, $1.4 million of unamortized deferred debt issuance costs were written off and included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. For further information, see Note 10, Long-term Obligations, of Notes to Consolidated Financial Statements.

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

The first lien term loan bears interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 14, 2014 and a maturity date of June 28, 2019. The term loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on June 28, 2019. Also, within five business days after the year-end financial statements have been filed, Appvion shall prepay an aggregate principal amount of the term loan equal to the excess, if any, of (a) 50% of defined excess cash flow, provided that such percentage shall be reduced to (1) 25% based upon Appvion achieving a consolidated leverage ratio of less than 3.50 to 1.0 but greater than or equal to 2.50 to 1.0 and (2) 0% based upon Appvion achieving a consolidated leverage ratio of less than 2.50 to 1.0 minus (b) the aggregate amount of all prepayments of the revolving credit line which constitute permanent reductions of the revolving credit facility and all optional prepayments of the first lien term loan made during the year. For further information, see Note 10, Long-term Obligations, of Notes to Consolidated Financial Statements.

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

During 2012, proceeds from the issuance of PDC redeemable common stock totaled $2.9 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during 2012. Payments to redeem PDC common stock were $14.1 million. Cash overdrafts decreased $3.1 million during 2012.

Description of Outstanding Indebtedness. Long-term obligations, excluding capital lease obligations, consist of the following.

Description of Outstanding Indebtedness. Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):Description of Outstanding Indebtedness. Long-term obligations, excluding capital lease obligations, consist of the following (dollars in millions):

	2014	2013
	(dollars in millions)
Revolving credit facility at approximately 6.75%	$ 6.5	$ 7.6
Secured variable rate industrial development bonds, 0.3% average interest rate at
January 3, 2015, due in 2027	6.0	6.0
State of Ohio assistance loan at 6%, approximately $100,000 due monthly and final
payment due May 2017	3.1	4.2
State of Ohio loan at 3%, approximately $30,000 due monthly and final
payment due May 2019	1.4	1.7
Columbia County, Wisconsin municipal debt due December 2019	0.3	0.3
First lien term loan at 5.75%, due June 2019	330.8	334.1
Unamortized discount on first lien term loan, due June 2019	(2.6)	(3.1)
Second lien senior secured notes payable at 9.0%, due June 2020	250.0	250.0
Unamortized discount on second lien senior secured notes payable, due June 2020	(3.3)	(3.7)
	592.2	597.1
Less obligations due within one year	(4.8)	(4.7)
	$ 587.4	$ 592.4
			2013	2012

2013

As discussed earlier, Appvion completed two voluntary refinancings during 2013, one in June and another in November. For further information, see the Cash Flows from Financing Activities in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 10, Long-term Obligations, of Notes to Consolidated Financial Statements.

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

The new credit agreement ranks senior in right of payment to all existing and future subordinated indebtedness of Appvion and is secured by security interests in substantially all of the property and assets of Appvion and the debt guarantors. As noted above, the maturity date of the revolving credit facility is June 28, 2018 and the maturity date of the first lien term loan is June 28, 2019. The new credit agreement is unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. It contains  negative covenants customary for similar credit facilities, which among other things, require Appvion to meet a consolidated leverage ratio if on the last day of a fiscal quarter, borrowings under the revolving credit facility exceed 25% of the revolving credit facility. Affirmative and negative covenants under the new credit agreement further restrict Appvion’s ability and the ability of Appvion’s subsidiaries, subject to certain exceptions, to incur additional indebtedness and liens, engage in sale and leaseback transactions, make investments, make loans and advances, transact certain asset sales, engage in mergers, acquisitions, consolidations, liquidations and dissolutions, pay dividends or make other payments in respect of equity interests and other restricted payments, engage in certain transactions with affiliates, limit capital expenditures and make prepayments, redemptions and repurchases of other indebtedness.

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

Off-Balance Sheet Arrangements. The Company had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources at January 3, 2015.

Disclosures about Contractual Obligations, Commercial Commitments and Contingencies. A summary of significant contractual obligations, commercial commitments and contingencies as of January 3, 2015 is as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Long-term debt	$598.0	$4.8	$9.2	$328.0	$256.0
Operating leases	8.5	5.1	3.4	—	—
Other long-term obligations (1)	392.0	59.9	106.1	103.8	122.2
Total contractual cash obligations	$998.5	$69.8	$118.7	$431.8	$378.2

(1)Represents obligations for interest, pension funding, postretirement health benefits, the Fox River Funding Agreement, deferred compensation payments and capital lease obligations. Interest is calculated using current rates.

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

	Estimate of Potential Commitment per Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in millions)
Estimated share repurchase liability	$42.8	$9.4	$17.3	$16.1

The Company expects that a portion of this share repurchase liability will be funded from new deferrals from employees into the Company Stock Fund. Employees may defer, on a pre-tax basis, a percentage of their pay in an amount, subject to certain IRS limitations, equal to between 2% and 50% of their annual compensation. Participants have the option of directing their deferrals to the 401(k) Fund, the Company Stock Fund or a combination of both. The Company believes that new deferrals from employees into the Company Stock Fund for the five-year period presented above will aggregate approximately $13 million and could be used to fund a portion of the repurchase liability set forth in the table above.

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

Collective Bargaining Agreements

Manufacturing employees at the Company’s major manufacturing facilities in Appleton, Wisconsin, Roaring Spring, Pennsylvania and West Carrollton, Ohio are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). In September 2012, represented employees at the West Carrollton plant ratified a labor agreement effective to April 1, 2015. The labor agreement for represented employees at the Appleton plant expired on August 31, 2014 and the labor agreement for represented employees at the Roaring Spring mill expired on November 17, 2014. Negotiations are underway to reach new labor agreements at each of the three facilities.

USW also represents employees at the Appleton, Wisconsin, Camp Hill, Pennsylvania and Kansas City, Kansas distribution centers. Employees at the Peterborough, Ontario, Canada facility are represented by Independent Paperworkers of Canada. Employees at the Portage, Wisconsin plant and other distribution centers in Ohio and California are not represented.

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

Redeemable Common Stock. In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the appropriate accounting for redeemable equity first depends upon a determination of whether the equity is currently redeemable or not currently redeemable.  Shares that are currently redeemable are recorded at redemption value.  For shares that are not currently redeemable, the accounting guidance allows for changes in redemption value to be accreted from the initial issuance date to the earliest redemption date. This guidance also specifies that if the redemption value is less than the original issuance cost, the carrying amount of the redeemable common stock should not be less than the original issuance cost. The fair value of redeemable common stock is determined by an independent, third-party appraiser selected by the ESOP Trustee, as required by law and the ESOP. Based on an estimated fair value of redeemable common stock of 7,205,699 shares outstanding at $11 per share, an ultimate redemption liability of approximately $79 million has been determined. The redeemable common stock recorded book value as of January 3, 2015, was $121 million.

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

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of January 3, 2015, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 22 bonds, the Company selected a discount rate of 4.18% to value year-end liabilities for the pension plans. The discount rate used at year-end 2013 was 5.04%.

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company selected 7.00% at year-end 2014 and 6.75% at year-end 2013 as its long-term rate of return on assets assumption.

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

Compliance with environmental laws and regulations is an important facet of the business. The Company expects to incur capital expenditures of approximately $0.6 million in 2015 and a total of approximately $2.3 million from 2016 through 2020 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. Additionally, the Company is currently reviewing options available to comply with the Industrial Boiler MACT rules and estimates capital spending of between $5 million to $12 million depending on the solutions available to comply with the regulations. The majority of spending will occur in 2015 and 2016 in advance of the January 31, 2017 compliance deadline. The Company expects to continue to incur expenditures after 2020 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

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

The Company is involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of these environmental matters, see “Item 1. Business – Environmental” and Note 18 of the Notes to the Consolidated Financial Statements. Furthermore, from time to time the Company may be subject to various demands, claims, suits or other legal or regulatory proceedings arising in the ordinary course of business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. The Company has successfully defended such claims, settling some for amounts which are not material to its business and obtaining dismissals in others. While the Company will vigorously defend itself and expects to prevail in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

The Company does not believe that any pending or threatened demands, claims, suits or other legal or regulatory proceedings will have, individually or in the aggregate, a materially adverse effect on its business, financial condition and results of operations or cash flows.

New Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-01, “Income Statement – Extraordinary and Unusual Items.” This guidance eliminates the concept of extraordinary items which required entities to separately classify, present and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, though early adoption is permitted provided the guidance is applied from the beginning of the year of adoption. An entity may apply the guidance prospectively and may also apply the guidance retrospectively to all prior periods presented in the financial statements. The Company is evaluating the effects, if any, the adoption will have on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations - Pushdown Accounting." This guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, "Accounting Changes and Error Corrections." If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of the financial statements to evaluate the effect of pushdown accounting. The Company adopted the amendments in ASU 2014-17 as of November 18, 2014, the effective date of the amendments. The adoption did not have an impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments require management to evaluate whether there are relevant conditions and events, known and reasonably knowable, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date the financial statements are available to be issued when applicable). Management should consider whether its plans intended to mitigate the relevant conditions or events will alleviate the substantial doubt. The amendments provide guidance as to what disclosures are required when substantial doubt is alleviated or not. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This guidance limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that will have a major effect on an entity's operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed. ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted only for those disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. The Company is evaluating the effects, if any, the adoption will have on its consolidated financial statements.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

The Company selectively uses derivative instruments and other proactive risk management techniques to reduce market risk associated with changes in foreign currency exchange rates, commodity prices and interest rates.  All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures which strictly prohibit the use of financial instruments for speculative purpose. At the inception of each hedge, the Company decides if it will be designated as a cash flow hedge and, if so, assesses the effectiveness of the hedge. The Company performs hedge effectiveness testing quarterly and any ineffectiveness is recorded in current earnings. The change in fair market value of each derivative is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction under ASC 815, “Derivatives and Hedging.” For additional information, see the following in the Consolidated Financial Statements: Note 2, Summary of Significant Accounting Policies, Derivative Financial Instruments and Hedging Activities, Note 10, Long-Term Obligations and Note 13, Derivative Instruments and Hedging Activities

Foreign Currency Risk. The Company has a sales organization and distribution facility in Canada. A 10% appreciation or depreciation in the Canadian dollar at January 3, 2015 would not have a significant impact on the Company’s consolidated balance sheet, consolidated statement of comprehensive (loss) income or consolidated statement of cash flows.

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

Interest Rate Risk. The Company is exposed to interest rate risk on its revolving credit facility, first lien term loan and industrial development bonds. At January 3, 2015, the Company had a total of $343.3 million of variable rate borrowings outstanding, of which $330.8 million is the first lien term loan carrying an interest rate of LIBOR, but not less than 1.25%, plus 4.5% per annum.  A 100 basis point increase in LIBOR above the 1.25% floor would increase annual interest expense by approximately $3.3 million. On July 30, 2013, Appvion entered into an interest rate swap contract on $100 million of this variable rate first lien term loan with a forward start date of September 15, 2014 and a maturity date of June 28, 2019.

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

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap and collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Consolidated Balance Sheet at fair value using inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At January 3, 2015, the hedged volume of these contracts was approximately 1.3 million MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2015.

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

Item 8.            Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of Paperweight Development Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive (loss) income, of redeemable common stock and accumulated deficit and accumulated other comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Paperweight Development Corp. and its subsidiaries at January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 13, 2015

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	January 3, 2015	December 28, 2013

ASSETS
Current assets
Cash and cash equivalents	$2,720	$1,800
Accounts receivable, less allowance for doubtful accounts of $792 and $907, respectively	49,783	75,928
Inventories	94,290	92,313
Other current assets	6,809	65,331
Total current assets	153,602	235,372

Property, plant and equipment, net of accumulated depreciation of $476,214 and $625,593, respectively	236,437	245,233
Intangible assets, net	39,268	41,554
Other assets	19,961	25,369

Total assets	$449,268	$547,528

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$4,825	$4,734
Accounts payable	57,719	61,454
Accrued interest	2,616	6,360
Other accrued liabilities	59,249	97,615
Total current liabilities	124,409	170,163

Long-term debt	587,383	592,412
Postretirement benefits other than pension	31,604	30,605
Accrued pension	93,052	66,143
Other long-term liabilities	43,753	36,243
Commitments and contingencies (Note 18)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 7,205,699
8,129,112, for 2014 and 2013, respectively	121,017	157,445
Accumulated deficit	(579,136)	(509,296)
Accumulated other comprehensive income	27,186	3,813
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$449,268	$547,528

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012

Net sales	$809,816	$807,486	$849,756

Cost of sales	677,383	567,786	758,875

Gross profit	132,433	239,700	90,881

Selling, general and administrative expenses	149,144	106,928	152,961
Restructuring	—	—	28,589
Environmental expense insurance recovery	—	—	(2,188)
Fox River Funding Agreement	23,975	—	—

Operating (loss) income	(40,686)	132,772	(88,481)

Other expense (income)
Interest expense	49,463	55,910	59,654
Debt extinguishment expense	—	59,681	—
Interest income	(376)	(369)	(224)
Foreign exchange loss (gain)	2,070	82	(213)
Other expense	660	—	166

(Loss) income before income taxes	(92,503)	17,468	(147,864)

Provision for income taxes	269	193	587

Net (loss) income	(92,772)	17,275	(148,451)

Other comprehensive income (loss):
Changes in retiree plans	24,895	(1,511)	(4,812)
Realized and unrealized (losses)
gains on derivatives	(1,522)	2	(2,890)
Total other comprehensive income (loss)	23,373	(1,509)	(7,702)

Comprehensive (loss) income	$(69,399)	$15,766	$(156,153)

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED
(dollars in thousands)

	January 3,	December 28,	December 29,
	2015	2013	2012
Cash flows from operating activities:
Net (loss) income	$(92,772)	$17,275	$(148,451)
Adjustments to reconcile net (loss) income to net cash
provided (used) by operating activities:
Depreciation	27,729	27,776	98,010
Amortization of intangible assets	2,286	2,285	2,286
Impaired inventory revaluation	—	—	11,061
Amortization of financing fees	2,084	2,411	2,645
Amortization of debt discount	961	864	1,066
Employer 401(k) noncash matching contributions	2,319	2,637	3,038
Foreign exchange loss (gain)	2,108	99	(227)
Noncash (gain) loss on hedging	(163)	197	(2,382)
Loss on disposals of equipment	453	265	1,448
Noncash debt refinancing costs	—	8,101	—
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	23,784	17,343	(2,857)
Inventories	(1,748)	1,832	(962)
Other current assets	(14)	(461)	3,105
Accounts payable and other accrued liabilities	19,384	(21,357)	27,159
Accrued pension	53,234	(70,452)	12,322
Other, net	7,585	(11,533)	16,044
Net cash provided (used) by operating activities	47,230	(22,718)	23,305

Cash flows from investing activities:
Proceeds from sale of equipment	2,272	17	22
Additions to property, plant and equipment	(19,737)	(28,290)	(17,143)
Net cash used by investing activities	(17,465)	(28,273)	(17,121)

Cash flows from financing activities:
Payment of senior secured first lien notes payable	—	(305,000)	—
Payment of second lien notes payable	—	(161,766)	—
Proceeds from first lien term loan	—	331,650	—
Proceeds from second lien senior secured notes payable	—	246,252	—
Payment of senior subordinated notes payable	—	(32,195)	—
Payment of first lien term loan	(3,350)	(837)	—
Payment of industrial development bonds	—	(2,650)	—
Debt acquisition costs	(185)	(13,706)	—
Payments relating to capital lease obligations	(114)	(86)	(68)
Proceeds from old revolving line of credit	—	155,300	253,400
Payments of old revolving line of credit	—	(159,000)	(249,700)
Proceeds from new revolving line of credit	291,650	212,800	—
Payments of new revolving line of credit	(292,800)	(205,200)	—
Payments of State of Ohio loans	(1,399)	(1,325)	(1,256)
Proceeds from municipal debt	—	—	300
Proceeds from issuance of redeemable common stock	2,372	2,910	2,884
Payments to redeem common stock	(18,164)	(16,441)	(14,070)
(Decrease) increase in cash overdraft	(6,817)	251	(3,078)
Net cash (used) provided by financing activities	(28,807)	50,957	(11,588)

Effect of foreign exchange rate changes on cash and cash equivalents	(38)	(17)	14
Change in cash and cash equivalents	920	(51)	(5,390)
Cash and cash equivalents at beginning of period	1,800	1,851	7,241
Cash and cash equivalents at end of period	$2,720	$1,800	$1,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED
(dollars in thousands, except share data)

	Redeemable Common Stock									Accumulated
										Other
	Shares						Accumulated			Comprehensive
	Outstanding			Amount			Deficit			Income

Balance, December 31, 2011	9,212,808			$173,270			$(374,881)			$13,024

Comprehensive loss:
Net loss	—			—			(148,451)			—
Other comprehensive loss	—			—			—			(7,702)

Issuance of redeemable common stock	378,566			5,913			—			—
Redemption of redeemable common stock	(861,256)			(16,334)		3,035	2,264			—
Change in fair value and accretion of redeemable common stock	—			14,527			(14,527)			—

Balance, December 29, 2012	8,730,118	—	—	177,376	—	3,035	(535,595)	—	—	5,322

Comprehensive income:
Net income	—			—			17,275			—
Other comprehensive loss	—			—			—			(1,509)

Issuance of redeemable common stock	326,485			5,534			—			—
Redemption of redeemable common stock	(927,491)			(19,012)			2,571			—
Change in fair value and accretion of redeemable common stock	—			(6,453)			6,453			—

Balance, December 28, 2013	8,129,112			157,445			(509,296)			3,813

Comprehensive loss:
Net loss	—			—			(92,772)			—
Other comprehensive income	—			—			—			23,373

Issuance of redeemable common stock	350,346			4,668			—			—
Redemption of redeemable common stock	(1,273,759)			(23,776)			5,612			—
Change in fair value and accretion of redeemable common stock	—			(17,320)			17,320			—

Balance, January 3, 2015	7,205,699			$121,017			$(579,136)			$27,186

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.       BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes Appvion, Inc., formerly known as Appleton Papers Inc., and its 100%-owned subsidiaries (collectively “Appvion”), for the years ended January 3, 2015, December 28, 2013 and December 29, 2012.

NATURE OF OPERATIONS

Appvion is the primary operating subsidiary of PDC. The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as microencapsulation and security technologies. It has three reportable segments: Encapsys, thermal papers and carbonless papers (see Note 23, Segment Information).

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for new markets, external partners and for the Company’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. The Company helped NCR Corporation (“NCR”) produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, the Company researchers have developed the art and science of microencapsulation and are working with partners and potential partners in industries as diverse as agriculture, building and construction, paper, textiles, personal and household care, and oil and gas. The Encapsys segment leverages the Company’s extensive technical knowledge and experience with microencapsulation to create and sell new products. The Encapsys segment also uses an open innovation process with partner companies to develop successful technical solutions for those companies. Sales within the Encapsys segment accounted for approximately 8% of total company net sales in 2014, 7% of total company net sales in 2013 and 6% of total company net sales in 2012.

The thermal papers segment develops and produces substrates for the transaction and item identification markets. Thermal paper is used in four principal end markets: (1) point-of-sale products for retail receipts and coupons; (2) labels for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts. Point-of-sale products are sold to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers. Label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts. Sales within the thermal papers segment accounted for approximately 51% of consolidated net sales in 2014, 52% of consolidated net sales in 2013 and 48% of consolidated net sales in 2012.

          The carbonless papers segment includes carbonless, security and other specialty paper products. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. The Company produces coated products for design and print applications and offers custom coating solutions. Carbonless products are sold to converters, printers and merchant distributors who stock and sell carbonless paper to printers. The Company also produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. Sales within the carbonless papers segment accounted for approximately 43% of consolidated net sales in 2014, 44% of consolidated net sales in 2013 and 48% of consolidated net sales in 2012.

 RELATIONSHIPS WITH FORMER PARENT

At the close of business on November 9, 2001, PDC and New Appleton LLC completed the purchase of all the partnership interests of Arjo Wiggins Delaware General Partnership (“AWDGP”) and its 100%-owned subsidiary, Appleton Papers Inc. (now Appvion, Inc.).

In conjunction with the acquisition, the Company entered into two indemnification agreements under which Arjo Wiggins Appleton Limited, now known as Windward Prospects Ltd (formerly “AWA”), the former parent of Appvion, agreed to indemnify PDC and PDC agreed to indemnify Appvion for the costs, expenses and liabilities related to certain governmental and third-party environmental claims, referred to as the Fox River Liabilities.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the indemnification agreements, Appvion is indemnified for the first $75 million of certain costs, expenses and liabilities relating to the Fox River and Future Sites and for amounts in excess of $100 million, including Appvion’s costs and expenses in negotiating and entering into the September 2014 Funding Agreement, Appvion’s historical costs and expenses in defending against the U.K. litigation and any future costs and expenses incurred by Appvion in pursuing recoveries (see Note 18, Commitments and Contingencies). During 2008, Appvion paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA.

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

On September 30, 2014, Appvion entered into a Funding Agreement with Windward, NCR, and B.A.T. Industries, p.l.c. (“BAT”) relating to clean-up costs for the Lower Fox River and certain potential future sites. Under the Funding Agreement, Appvion agreed to assume certain additional funding obligations not to exceed $25 million for Fox River Costs and $25 million for Future Sites Costs. Appvion bears sole responsibility for its funding obligations under the Funding Agreement. The Funding Agreement does not, however, modify, alter or amend the two indemnification agreements entered into in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for certain costs, expenses and liabilities relating to Fox River and Future Sites.

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

As described in Note 21, the ESOP purchased 100% of the PDC shares in 2001. All ESOP shares activities, including issuance, deferrals, redemptions, and accretion, are recorded by PDC. Cash was transacted through an intercompany loan from Appvion to PDC in order to fund ESOP redemption activities and ESOP deferrals were in turn paid back to Appvion. Redemption activities were significantly larger than employee deferrals. During November 2013, this intercompany note and all related interest due from PDC was forgiven in full by Appvion. During December 2013, an interest-bearing intercompany loan from PDC to Appvion was established to record the transfer of ESOP deferrals, used to purchase PDC stock, to Appvion by PDC. During 2014, this intercompany loan from PDC to Appvion was fully repaid. As of the end of 2014, there is an interest-bearing intercompany loan from Appvion to PDC established in order to fund required distributions from PDC to ESOP participants, net of the transfer of ESOP deferrals used to purchase PDC stock.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal year 2014 was a 53-week period ending January 3, 2015. Fiscal year 2013 was a 52-week period ending December 28, 2013. Fiscal year 2012 was a 52-week period ending December 29, 2012.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more critical estimates made by management relate to pension and postretirement assumptions, accrued discounts, intangible and tangible asset impairment analyses, fair market value of redeemable common stock and receivable reserves. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectability is reasonably assured; and title has transferred to the customer. These criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company typically does not invoice its customers for shipping and handling fees, which are classified as selling, general and administrative expenses and totaled approximately $42 million for both 2014 and 2013 and $46 million for 2012.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risks from changes in foreign currency exchange rates, commodity prices and interest rates and follows the guidance of ASC 815, “Derivatives and Hedging.” The fair values of all derivatives are recorded in the Consolidated Balance Sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

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

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. As of January 3, 2015 and December 28, 2013, no contracts were in place.

In July 2013, the Company fixed the interest rate at 7.24% on $100 million of its variable rate first lien term loan using an interest rate swap contract with a forward start date of September 15, 2014 and a maturity date of June 28, 2019. This interest rate swap contract has been designated as a cash flow hedge and is recorded in the Consolidated Balance Sheet at fair value. The effective portion of the contract’s gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. This contract is highly effective in hedging the variability in future cash flows attributable to changes in interest rates.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, the amounts recognized in earnings due to ineffectiveness of hedge transactions were immaterial. The amount reported as realized and unrealized losses on derivatives of $1.5 million in 2014, in accumulated other comprehensive income, represents the net loss on derivatives designated as cash flow hedges. The amount reported as realized and unrealized losses on derivatives was immaterial in 2013.  The amount reported as realized and unrealized losses on derivatives of $2.9 million in 2012, in accumulated other comprehensive income, represents the net loss on derivatives designated as cash flow hedges.

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity. At January 3, 2015 and December 28, 2013, there were cash overdrafts of approximately $4.1 million and $10.9 million, respectively, which are included in accounts payable within the Consolidated Balance Sheets.

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

INTERNAL USE SOFTWARE

Costs incurred related to the development of internal use software are accounted for in accordance with ASC 350, “Intangibles – Goodwill and Other” which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use once certain criteria are met. Capitalized software costs are amortized over the lesser of 5 years or the useful life of the software using the straight-line method.

INTANGIBLE ASSETS

Certain intangible assets have been determined to have indefinite useful lives and will not be amortized until their useful lives are determined to no longer be indefinite. Other intangible assets (customer relationships and the remaining registered trademarks) are amortized over their estimated useful lives of 20 to 25 years.

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

The Company reviews the carrying value of intangible assets with definite lives and other long-lived assets whenever events or changes in circumstances indicate that the assets may be impaired. If indicators of potential impairment are identified, the Company compares the undiscounted cash flows expected to be generated by the asset or asset group to the carrying value of the asset or asset group. If the carrying amount of the asset exceeds the expected undiscounted cash flows, an impairment loss for the difference between the carrying value and fair value of the asset or asset group.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of the non-owner changes in equity, or accumulated other comprehensive income, are as follows (dollars in thousands):

	2014	2013
Changes in retiree plans	$29,837	$4,942

Realized and unrealized losses on derivatives	(2,651)	(1,129)
	$27,186	$3,813

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled $13.6 million in 2014, $11.9 million in 2013 and $11.2 million in 2012.

ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-01, “Income Statement – Extraordinary and Unusual Items.” This guidance eliminates the concept of extraordinary items which required entities to separately classify, present and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, though early adoption is permitted provided the guidance is applied from the beginning of the year of adoption. An entity may apply the guidance prospectively and may also apply the guidance retrospectively to all prior periods presented in the financial statements. The Company is evaluating the effects, if any, the adoption will have on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations - Pushdown Accounting." This guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, "Accounting Changes and Error Corrections." If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of the financial statements to evaluate the effect of pushdown accounting. The Company adopted the amendments in ASU 2014-17 as of November 18, 2014, the effective date of the amendments. The adoption did not have an impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments require management to evaluate whether there are relevant conditions and events, known and reasonably knowable, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date the financial statements are available to be issued when applicable). Management should consider whether its plans intended to mitigate the relevant conditions or events will alleviate the substantial doubt. The amendments provide guidance as to what disclosures are required when substantial doubt is alleviated or not. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This guidance limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that will have a major effect on an entity's operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed. ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted only for those disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. The Company is evaluating the effects, if any, the adoption will have on its consolidated financial statements.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.       ACCOUNTS RECEIVABLE SECURITIZATION

During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Consolidated Balance Sheet as of January 3, 2015. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Consolidated Statement of Cash Flows for the year ended January 3, 2015. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (30 days) of the related receivables. Trade receivables sold to the third-party financial institution, and being serviced by Appvion, Inc., totaled $36.9 million as of January 3, 2015. Due to an average collection cycle of 30 days or less for such trade receivables, as well as Appvion’s collection history, the fair value of the deferred purchase price notes receivable approximates carrying value. The fair value of the deferred purchase price notes receivable recorded as of year-end 2014 was $18.7 million and is included in accounts receivable in the Consolidated Balance Sheet as of January 3, 2015. Transaction costs totaling $0.7 million were deferred and recorded on the balance sheet as other long-term assets. They will be amortized over the three-year term of the securitization agreement. The remaining balance at January 3, 2015 was $0.6 million.

4.       RESTRUCTURING AND OTHER RELATED COSTS

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

	For the	Location on Statement
	Year Ended	of Comprehensive
	December 29, 2012	(Loss) Income

Employee termination benefits	$25,166	Restructuring
Decommissioning and other expenses	3,423	Restructuring
Retention incentives and other costs	320	Cost of sales
Accelerated depreciation	64,742	Cost of sales
Revaluation of inventory	11,061	Cost of sales
Loss on disposal of fixed assets	1,238	Cost of sales
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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the components of the restructuring reserve included in the Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013.

	December 28, 2013	2014 Additions	2014	January 3, 2015
	Reserve	to Reserve	Utilization	Reserve
Exit costs – equipment decommissioning	$93	$—	$(93)	$—
Employee termination benefits – long-term	18,000	—	(612)	17,388
	$18,093	$—	$(705)	$17,388

Employee termination benefits included severance as well as related benefits and pension costs. At January 3, 2015, $0.6 million of the total restructuring reserve was included in current liabilities and $16.8 million was included in other long-term liabilities. The remaining $17.4 million may be paid over a period through 2033.

5.       OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicated that an asset might be impaired.

The Company’s intangible assets consist of the following (dollars in thousands):

	As of January 3, 2015		As of December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$30,472	$44,665	$28,373
Patents	6,158	6,158	7,474	7,474
Customer relationships	5,365	3,155	5,365	2,968
Subtotal	56,188	$39,785	57,504	$38,815
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$79,053		$80,369

Of the $79.1 million of acquired intangible assets, $67.5 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless papers are being amortized over their useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. Customer relationships are being amortized over their estimated useful lives of 25 years.

Amortization expense for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 approximated $2.3 million. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of intangible assets will approximate $2.3 million for each of the years 2015 through 2019.

6.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	January 3, 2015	December 28, 2013
Finished goods	$46,680	$46,096
Raw materials, work in process, stores and spare parts	47,610	46,217
	$94,290	$92,313

The stores and spare parts inventory balance was $15.3 and $15.9 million as of January 3, 2015 and December 28, 2013, respectively. It was valued at average cost and included in raw materials, work in process, stores and spare parts. All other inventories are valued using the FIFO method.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	January 3, 2015	December 28, 2013
Land and improvements	$9,819	$9,777
Buildings and improvements	135,308	135,468
Machinery and equipment	523,366	678,311
Software	34,429	33,476
Capital leases	860	309
Construction in progress	8,869	13,485
	712,651	870,826
Accumulated depreciation	(476,214)	(625,593)
	$236,437	$245,233

During 2014, the original cost of the Company’s property, plant and equipment was reduced by $158.2 million and accumulated depreciation went down by $149.4 million primarily due to the current year sale and disposal of papermaking assets at the West Carrollton, Ohio facility.

8.       OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consist of the following (dollars in thousands):

	January 3, 2015	December 28, 2013
Environmental indemnification receivable	$—	$59,253
Other	6,809	6,078
	$6,809	$65,331

The environmental indemnification receivable of $59.3 million, for the period ended December 28, 2013, represented an indemnification receivable from Windward Prospects Ltd (formerly “AWA”) as recorded on the Consolidated Balance Sheet and related to indemnification by AWA for ongoing costs associated with the Fox River Liabilities. On September 30, 2014, Appvion entered into a Funding Agreement relating to clean-up costs and liabilities for the Lower Fox River sites and potential future sites. Under the Funding Agreement, the parties agreed to a specific funding arrangement for which Appvion has recorded a short-term liability and a long-term liability on its Consolidated Balance Sheet as of January 3, 2015. The Funding Agreement does not modify, alter or amend the two indemnification agreements entered into in 2001 wherein Windward agreed to indemnify PDC and PDC agreed to indemnify Appvion for certain costs, expenses and liabilities relating to the Fox River and future sites; however, there are currently no outstanding matters for which costs are being incurred and thereby eligible for indemnification under the noted indemnification  agreements. As of January 3, 2015, there no longer is an environmental indemnification receivable recorded on the Consolidated Balance Sheet. For further discussion, see Note 18, Commitments and Contingencies.

Other noncurrent assets consist of the following (dollars in thousands):

	January 3, 2015	December 28, 2013
Deferred debt issuance costs	$11,685	$13,584
Other	8,276	11,785
	$19,961	$25,369

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the Consolidated Balance Sheet, consist of the following (dollars in thousands):

	January 3, 2015	December 28, 2013
Compensation	$10,738	$5,700
Trade discounts	12,740	12,397
Workers’ compensation	3,541	4,816
Accrued insurance	1,791	2,062
Other accrued taxes	1,543	1,462
Postretirement benefits other than pension	2,472	2,637
Fox River Funding Agreement	11,259	—
Fox River Liabilities	—	59,253
Other	15,165	9,288
	$59,249	$97,615

The Fox River Liabilities of $59.3 million, for the period ended December 28, 2013, represented the Company’s estimate of its arbitration liability related to the Company’s obligation to share defense and liability costs with NCR Corporation (“NCR”) in accordance with the terms of a 1998 agreement and a 2005 arbitration determination arising out of Appvion’s acquisition of assets from NCR in 1978. On September 30, 2014, Appvion entered into a Funding Agreement relating to clean-up costs and liabilities for the Lower Fox River sites and potential future sites. Under the Funding Agreement, the parties agreed to a specific funding arrangement for which Appvion has recorded a short-term liability of $11.3 million and a long-term liability of $6.9 million on its Consolidated Balance Sheet as of January 3, 2015. The Funding Agreement does not modify, alter or amend the two indemnification agreements entered into in 2001 wherein Windward agreed to indemnify PDC and PDC agreed to indemnify Appvion for certain costs, expenses and liabilities relating to the Fox River and future sites; however, there are currently no outstanding matters for which costs are being incurred and thereby no additional reserve is required. Therefore, there is no longer a Fox River Liabilities reserve recorded on the Consolidated Balance Sheet as of January 3, 2015. For further discussion, see Note 18, Commitments and Contingencies.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	January 3,	December 28,
	2015	2013
Revolving credit facility at approximately 6.75%	$6,450	$7,600
Secured variable rate industrial development bonds, 0.3% average interest rate at
January 3, 2015, due in 2027	6,000	6,000
State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	3,075	4,175
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	1,413	1,712
Columbia County, Wisconsin municipal debt due December 2019	300	300
First lien term loan at 5.75%, due June 2019	330,813	334,162
Unamortized discount on first lien term loan, due June 2019	(2,588)	(3,103)
Second lien senior secured notes payable at 9.0% due June 2020	250,000	250,000
Unamortized discount on second lien senior secured notes payable, due June 2020	(3,255)	(3,700)
	592,208	597,146
Less obligations due within one year	(4,825)	(4,734)
	$587,383	$592,412

During 2014, the Company made mandatory debt repayments of $1.4 million, plus interest, on its State of Ohio loans. It also made total mandatory repayments of $3.3 million on its first lien term loan. Also during the year, the Company borrowed $291.6 million and repaid $292.8 million on its revolving credit facility, leaving an outstanding balance of $6.4 million as of year-end 2014. Approximately $13.4 million of the revolving credit facility was used to support outstanding letters of credit.

On November 19, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities and reduce interest expense. The refinancing included the issuance of $250 million of second lien senior secured notes payable carrying an interest rate of 9.0%. The notes will mature on June 1, 2020. Proceeds, less expenses and discounts, were $242.3 million. A portion of these proceeds was used to redeem the $32.2 million of remaining 9.75% senior subordinated notes payable due June 2014, plus interest of $1.6 million. Proceeds were also used to redeem in full the $161.8 million of 11.25% second lien notes payable due December 2015, plus $9.3 million of interest. In conjunction with the redemption of the second lien notes, a note premium of $33.2 million was paid to the noteholders and was recorded as debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. The remaining proceeds were used to repay $4.2 million of the revolving credit facility. Transaction expenses totaling $6.5 million were recorded as deferred debt issuance costs in other long-term assets of the Consolidated Balance Sheet dated December 28, 2013. Also as a result of this refinancing, $1.4 million of unamortized deferred debt issuance costs were written off and included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The first lien term loan bears interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum. On July 30, 2013, Appvion fixed the interest rate at 7.24%, on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 15, 2014 and a maturity date of June 28, 2019. The term loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on June 28, 2019. Also, within five business days after the year-end financial statements have been filed, Appvion shall prepay an aggregate principal amount of the term loan equal to the excess, if any, of (a) 50% of defined excess cash flow, provided that such percentage shall be reduced to (1) 25% based upon Appvion achieving a consolidated leverage ratio of less than 3.50 to 1.0 but greater than or equal to 2.50 to 1.0 and (2) 0% based upon Appvion achieving a consolidated leverage ratio of less than 2.50 to 1.0 minus (b) the aggregate amount of all prepayments of the revolving credit line which constitute permanent reductions of the revolving credit facility and all optional prepayments of the first lien term loan made during the year. Based on the required calculation, there is no prepayment due for the year ended January 3, 2015.

On July 31, 2013, Appvion redeemed the remaining $4.3 million of 10.5% senior secured first lien notes due June 2015, plus interest and $0.2 million of debt extinguishment expense. In addition, $0.1 million of unamortized deferred debt issuance costs and original issue discount were written off and included in debt extinguishment expense.

The new credit agreement ranks senior in right of payment to all existing and future subordinated indebtedness of Appvion and is secured by security interests in substantially all of the property and assets of Appvion and the debt guarantors. As noted above, the maturity date of the revolving credit facility is June 28, 2018 and the maturity date of the first lien term loan is June 28, 2019. The new credit agreement is unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. It contains negative covenants customary for similar credit facilities, which among other things, require Appvion to meet a consolidated leverage ratio if on the last day of a fiscal quarter, borrowings under the revolving credit facility exceed 25% of the revolving credit facility. Affirmative and negative covenants under the new credit agreement further restrict Appvion’s ability and the ability of Appvion’s subsidiaries, subject to certain exceptions, to incur additional indebtedness and liens, engage in sale and leaseback transactions, make investments, make loans and advances, transact certain asset sales, engage in mergers, acquisitions, consolidations, liquidations and dissolutions, pay dividends or make other payments in respect of equity interests and other restricted payments, engage in certain transactions with affiliates, limit capital expenditures and make prepayments, redemptions and repurchases of other indebtedness.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

         The Company was in compliance with all debt covenants at January 3, 2015, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Scheduled repayment of principal on long-term obligations outstanding at January 3, 2015, is as follows (dollars in thousands):

Obligations
Outstanding at
January 3, 2015
2015	$4,828
2016	4,917
2017	4,332
2018	10,137
2019	317,837
Thereafter	256,000
$598,051

11.      INCOME TAXES

In conjunction with the acquisition of Appvion, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result, its tax provision includes only foreign and minimal state and local income taxes. For 2014 the Company recorded a net tax provision of $0.3 million primarily for U.S state and local income taxes. For 2013 the Company recorded a net tax provision of $0.2 million primarily for Canadian income taxes. For 2012 the Company recorded a net tax provision of $0.6 million primarily for Canadian income taxes.

All U.S. federal C corporation tax years are closed. Various Canadian and state tax years remain open. Reserves for uncertain tax positions, as they relate to these matters, are insignificant.

12.      LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs. Total rent expense was $6.4 million for 2014, $5.8 million for 2013 and $6.0 million for 2012.

Future minimum lease payments as of January 3, 2015, under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):

Operating
Leases
2015	$5,119
2016	2,666
2017	652
2018	35
2019	—
Thereafter	2

Total minimum lease payments	$8,474

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $6.2 million as of January 3, 2015. These contracts have settlement dates extending through June 2015.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the collar price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At January 3, 2015, the hedged volumes of these contracts totaled 1,341,054 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2015.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. During first quarter 2012, there were two pulp swap contracts in place. The first swap had a hedge volume of 2,000 tons of pulp and was settled in February 2012. It was not designated as a hedge, and therefore, gains or losses due to changes in fair value were recorded in current period earnings. The second pulp hedge was designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge was deferred in accumulated other comprehensive income until the inventory containing the pulp was sold. This pulp hedge was settled as of September 30, 2012. As of January 3, 2015, there were no pulp swap contracts in place.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the location and fair values of derivative instruments included in the Company’s Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	January 3, 2015	December 28, 2013
Foreign currency exchange derivatives	Other current assets	$743	$—
Foreign currency exchange derivatives	Other current liabilities	—	(350)
Interest Rate Swap	Other long-term liabilities	(3,366)	(914)

Not Designated as a Hedge
Natural gas collar	Other current assets	—	245
Natural gas collar	Other current liabilities	(1,279)	—

The following table presents the location and amount of gains (losses) on derivative instruments and related hedge items included in the Company’s Consolidated Statement of Comprehensive (Loss) Income for the years ended January 3, 2015, December 28, 2013, and December 29, 2012 and (losses) gains initially recognized in accumulated other comprehensive income in the Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of
	Comprehensive
	(Loss) Income
Designated as a Hedge	Location	January 3, 2015	December 28, 2013	December 29, 2012
Foreign currency exchange derivatives	Net sales	$161	$(1,012)	$3,056

Gains (losses) recognized in accumulated
other comprehensive income		619	(300)	(934)

Pulp fixed swap	Cost of sales	-	(197)	(1,181)
Pulp fixed swap	Other expense	-	-	(166)

Losses recognized in accumulated
other comprehensive income		-	-	(197)

Interest Rate Swap	Interest expense	(470)	(85)	-

Losses recognized in accumulated
other comprehensive income		(3,270)	(829)	-

Not Designated as a Hedge
Natural gas collar/fixed swap	Cost of sales	(1,228)	288	(271)
Pulp fixed swap	Cost of sales	-	-	(10)

For a discussion of the fair value of financial instruments, see Note 14, Fair Value Measurements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	January 3, 2015		December 28, 2013
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
First lien term loan	$328,225	$323,098	$331,059	$332,509
Second lien notes payable	246,745	171,488	246,300	249,995
Revolving credit facility	6,450	6,450	7,600	7,600
State of Ohio loans	4,488	4,488	5,887	5,887
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	6,000	6,000	6,000	6,000
	$592,208	$511,824	$597,146	$602,291

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

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of fair value as of January 3, 2015 and December 28, 2013.

15.      EMPLOYEE BENEFITS

The Company has various defined benefit pension plans and defined contribution pension plans. This includes a Supplemental Executive Retirement Plan (“SERP”) to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations of the pension plan for eligible salaried employees.

During 2014, the Company adopted changes to the funded defined benefit pension plan whereby vested participants who terminate employment on or after July 1, 2014 may elect to receive their retirement pension in the form of a single lump sum payment. This plan amendment reduced the benefit obligation as of January 3, 2015 by $25.8 million. In addition, vested participants who retired or terminated employment on or before June 30, 2014, and had not commenced receiving payment of their benefits under the plan, were offered a lump sum distribution option for a limited period of time during the second half of 2014. These settlements totaled $26.5 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The status of these plans, including a reconciliation of benefit obligation, a reconciliation of plan assets and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is shown below (dollars in thousands):

Pension Benefits	2014	2013
Change in benefit obligation
Benefit obligation at beginning of period	$411,461	$450,422
Service cost	4,766	5,149
Interest cost	20,585	18,513
Plan amendments	(25,839)	—
Actuarial loss (gain)	83,010	(41,954)
Settlements	(26,474)	—
Benefits and expenses paid	(24,857)	(20,669)
Benefit obligation at end of period	$442,652	$411,461

Change in plan assets
Fair value at beginning of period	$344,786	$312,823
Actual return on plan assets	38,942	39,644
Employer contributions	16,650	12,988
Settlements	(26,474)	—
Benefits and expenses paid	(24,857)	(20,669)
Fair value at end of period	$349,047	$344,786

Funded status of plans
Funded status at end of period	$(93,605)	$(66,675)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(553)	$(532)
Accrued benefit liability-noncurrent	(93,052)	(66,143)
Net amount recognized	$(93,605)	$(66,675)

Key assumptions at end of period (%)
Discount rate	4.18	5.04

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts in accumulated other comprehensive income on the Consolidated Balance Sheet, net, that have not been recognized as components of net periodic benefit cost at January 3, 2015 and December 28, 2013, are as follows (dollars in thousands):

	2014	2013
Prior service (credit) cost	$(24,669)	$1,656

The amount in accumulated other comprehensive income that is expected to be recognized as components of net periodic benefit cost over the next year is as follows (dollars in thousands):

Prior service credit	$ (2,620)

The components of net periodic pension cost include the following (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	January 3,	December 28,	December 29,
Pension Benefits	2015	2013	2012
Net periodic benefit cost
Service cost	$4,766	$5,149	$3,907
Interest cost	20,585	18,513	19,468
Expected return on plan assets	(23,344)	(24,133)	(21,770)
Amortization of
Prior service cost	486	486	486
Mark-to-market adjustment	67,412	(57,465)	35,696
Net periodic benefit cost (gain)	$69,905	$(57,450)	$37,787
Key assumptions (%)
Discount rate	5.04	4.15	5.00
Expected return on plan assets	6.75	7.75	8.00
Rate of compensation increase	NA	NA	NA

Expected future benefit payments are as follows (dollars in thousands):

2015	$29,640
2016	29,787
2017	29,333
2018	29,683
2019	30,652
2020 thru 2024	149,342

$298,437

As of the 2014 and 2013 measurement dates, the approximate asset allocations by asset category for the Company’s pension plan were as follows:

	January 3, 2015	December 28, 2013
U.S. Equity	30%	26%
International Equity	9	7
Private Equity	1	2
Emerging Market Equity	9	7
Fixed Income	47	54
Real Estate	4	4
Total	100%	100%

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s Benefits Finance Committee (the “Committee”) is, among other things, charged with monitoring investment performance. The Committee periodically reviews fund performance and asset allocations. The plan trustee makes changes as necessary to realign the asset mix with the target allocations. The Committee has an investment policy for the pension plan assets that establishes target asset allocations by asset class as follows:

Total U.S. Equity (including private equity)	32%
Total International Equity	18%
Real Estate	5%
Bonds	45%

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

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company selected 7.00% at year-end 2014 and 6.75% at year-end 2013 as its long-term rate of return on assets assumptions.

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of January 3, 2015, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 22 bonds, the Company selected a discount rate of 4.18% for 2014 and 5.04% for 2013 to value year-end liabilities for the pension plans.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the assets within the pension plan as of January 3, 2015 and December 28, 2013 are as follows (dollars in thousands):

		Fair Value Measurements at January 3, 2015
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$343			$343

Public equity
U.S.	(a)		105,668		105,668
International	(a)		29,901		29,901
Emerging markets	(b)		29,759		29,759

Private equity	(c)			4,509	4,509

Fixed income
Corporate bonds	(d)		144,102		144,102
Other Fixed Income	(d)		19,493		19,493

Real estate	(e)			15,272	15,272
		$343	$328,923	$19,781	$349,047

		Fair Value Measurements at December 28, 2013
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$2,121			$2,121

Public equity
U.S.	(a)		87,923		87,923
International	(a)		24,753		24,753
Emerging markets	(b)		24,259		24,259

Private equity	(c)			5,236	5,236

Fixed income
Government	(d)		19,332		19,332
Corporate bonds	(d)		149,881		149,881
Other Fixed Income	(d)		17,195		17,195

Real estate	(e)			14,086	14,086
		$2,121	$323,343	$19,322	$344,786

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Changes in Fair Value Using
	Significant Unobservable Inputs (Level 3)
	Private	Real
	Equities	Estate	Total
Balance, December 29, 2012	$6,072	$13,238	$19,310
Realized gains/(losses)	258	(282)	(24)
Unrealized gains	103	874	977
Return of capital	(1,231)	(822)	(2,053)
Income	34	1,078	1,112
Balance, December 28, 2013	5,236	14,086	19,322
Realized gains/(losses)	343	(609)	(266)
Unrealized gains	273	3,472	3,745
Return of capital	(1,366)	(1,138)	(2,504)
Income	23	(539)	(516)
Balance, January 3, 2015	$4,509	$15,272	$19,781

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not expect to contribute any cash to its funded pension plan in 2015. The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan covering salaried employees are based on years of service and the employees’ compensation during employment. At January 3, 2015, the accumulated benefit obligation for the defined benefit plans was approximately $442.6 million. At December 28, 2013, the accumulated benefit obligation for the defined benefit plans was approximately $411.5 million.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton represented manufacturing employees, where the collective bargaining agreement expired April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. The Company’s contributions to this plan were $1.3 million in 2012. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees at the Kansas City, Kansas distribution center and West Carrollton, Ohio plant, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. This resulted in a full withdrawal from the multi-employer plan, for which, the Company recorded a $7.0 million expense in third quarter 2012 representing its estimated cost to satisfy its complete withdrawal liability under the terms of the plan’s trust agreement. This was in addition to the $18.0 million partial withdrawal liability recorded during first quarter 2012 due to the workforce reduction at the West Carrollton, Ohio plant resulting from the cessation of papermaking activities. The estimated obligation for the complete withdrawal liability was derived from available information, including but not limited to collective bargaining agreements, plan trust agreements, participation agreements, ERISA statutes, regulations and rulings, discussions with the plan trustee, and discussions with legal counsel. The recorded liability is the Company’s best estimate of the amount to satisfy the withdrawal liability, with a payment period that began January 2014 and could extend for up to 20 years, discounted in accordance with ASC Section 450-20-S99-1. Payments of $2.0 million were made during 2014, resulting in recorded interest expense of $1.1 million. As of January 3, 2015, the reserve has been reduced by $0.9 million. Of the $24.1 million reserve, $0.8 million is classified as short-term and $23.3 million is classified as long-term within the Consolidated Balance Sheet at January 3, 2015.

A deferred compensation plan, named the Executive Nonqualified “Excess” Plan of Appvion, Inc., effective on February 1, 2006, and as amended effective January 1, 2015, was established for highly-compensated employees, including all directors and executive officers. Salaried employees, with base salaries of $130,000 and over, are eligible to participate in the plan. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the IRS limits the ability of highly-compensated employees to participate under tax-qualified plans. This plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings. Participants in the plan may choose to have deferrals increased or decreased based on the performance of a selection of mutual funds. No assets are actually set aside to fund the Company’s obligation under this plan. The non-employee directors are also allowed to participate in this plan. For the years ended January 3, 2015 and December 28, 2013, $4.6 million and $3.9 million was recorded in other long-term assets, respectively. In addition, for the years ended January 3, 2015 and December 28, 2013, $4.6 million and $3.9 million was recorded in other long-term liabilities, respectively.

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

The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is as follows (dollars in thousands):

Other Postretirement Benefits	2014	2013
Change in benefit obligation
Benefit obligation at beginning of period	$33,242	$41,688
Service cost	246	352
Interest cost	1,372	1,434
Plan amendments	224	(62)
Actuarial loss (gain)	420	(8,220)
Benefits and expenses paid	(1,428)	(1,950)
Benefit obligation at end of period	$34,076	$33,242

Funded status of plans
Funded status at end of period	$(34,076)	$(33,242)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(2,472)	$(2,637)
Accrued benefit liability-noncurrent	(31,604)	(30,605)
Net amount recognized	$(34,076)	$(33,242)

Key assumptions at end of period
Discount rate	3.86%	4.50%
Valuation year medical trend	8.00%	6.50%
Ultimate medical trend	5.00%	5.00%
Year ultimate medical trend reached	2023	2016

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 500 Aa-graded noncallable bonds available in the market as of January 3, 2015, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 24 bonds, the Company selected a discount rate of 3.86% for the postretirement benefit plan.

The January 3, 2015, accumulated postretirement benefit obligation (“APBO”) was determined using assumed medical care cost trend rates of 8.00%, decreasing one third percent each year to an ultimate rate of 5% in 2023. The December 28, 2013, APBO was determined using assumed medical care cost trend rates of 6.5%, decreasing one half percent each year to an ultimate rate of 5% in 2016.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amount in accumulated other comprehensive income in the Consolidated Balance Sheet, that has not been recognized as a component of net periodic benefit cost at January 3, 2015 and December 28, 2013, is as follows (dollars in thousands):

	2014	2013
Prior service credit	$5,168	$6,598

The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost over the next year is shown below (dollars in thousands):

Amortization of prior service credit	$1,164

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

The components of other postretirement benefit gain include the following (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
Other Postretirement Benefits	January 3, 2015	December 28, 2013	December 29, 2012
Net periodic benefit loss (gain)
Service cost	$246	$352	$374
Interest cost	1,372	1,434	1,879
Amortization of prior service credit	(1,206)	(2,059)	(2,599)
Mark-to-market adjustment	420	(8,220)	(2,130)
Curtailment gain	-	-	(3,726)

Net periodic benefit loss (gain)	$832	$(8,493)	$(6,202)

The key assumptions used in the measurement of the Company’s net periodic benefit loss (gain) are shown in the following table:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012

Discount rate	4.50%	3.71%	4.64%
Valuation year medical trend	6.50%	7.00%	7.50%
Ultimate medical trend	5.00%	5.00%	5.00%
Year ultimate medical trend reached	2017	2017	2017

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$21	$(21)
Effect on accumulated plan benefit obligation	638	(592)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Expected postretirement benefit payments for each of the next five years, and the aggregate from 2020 through 2024, are as follows (dollars in thousands):

2015	$2,472
2016	2,546
2017	2,624
2018	2,671
2019	2,722
2020 thru 2024	13,419
$26,454

17.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appvion, Inc. Long-Term Incentive Plan (“LTIP”). As of January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU"), and as amended effective January 1, 2015. Both plans utilize phantom units. The value of a unit in the LTIP is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. All units granted under the LTIP may be exercised after three full years. Units expire ten years after the grant date. The value of a unit in the RSU is based on the value of PDC common stock, as determined by the ESOP trustee. All RSUs vest three years after the award date and are paid at vesting. The cash payment upon vesting is equal to the value of one share of PDC common stock at the most recent valuation date times the number of units granted. RSU units can be deferred to the Non-Qualified Excess Plan if the recipient so elects shortly after the units have been granted. All units under both the LTIP and RSU plans will vest immediately, and cash payment will be made, upon a change in control as defined in the plans.  At year-end 2014, the fair market value of one share of PDC common stock is $11.00.

The Compensation Committee of the board establishes the number of units granted each year under these plans in accordance with the Compensation Committee’s stated goals and policies. The Compensation Committee has the discretion to use either, or both, plan(s) as appropriate to attract, motivate and retain key management employees while managing the expense to the Company. During 2014, 238,650 additional units were granted under the LTIP plan and 120,650 additional units were granted under the RSU plan. During 2013, 194,100 additional units were granted under the LTIP plan and 114,925 additional units were granted under the RSU plan. During 2012, 283,000 additional units were granted under the LTIP plan and 116,500 additional units were granted under the RSU plan. Units are valued using the most recent PDC stock price as determined by the semi-annual ESOP valuation as of June 30 and December 31.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Due to the decrease in stock price, a $1.6 million benefit related to the LTIP plan was recorded in selling, general and administrative expenses during 2014. Approximately $0.1 million and $1.6 million of expense, related to the LTIP plan, was recorded during 2013 and 2012, respectively, also within selling, general and administrative expenses. Based on the Company’s common stock price as of the end of December 2014, the Company had no unrecognized compensation expense related to nonvested phantom units granted under the plan. Since the inception of the plan, 4,089,920 phantom units have been granted, 1,437,561 phantom units have been forfeited and 601,910 phantom units have been exercised, leaving an outstanding balance of 2,050,449 phantom units at January 3, 2015. A summary of 2012 - 2014 activity within the LTIP plan is as follows:

			Weighted	Aggregate
			Average	Intrinsic Value
	Weighted		Remaining	Value
	Average Grant	Grant	Contractual	(dollars in
	Unit Price	Units	Life (Years)	thousands)
Outstanding, December 31, 2011	$22.34	1,991,067
Granted	15.02	283,000
Forfeited or expired	20.12	(251,617)
Outstanding, December 29, 2012	$21.59	2,022,450	6.1	$—
Exercisable, December 29, 2012	$27.77	1,145,950	4.4	$—

Outstanding, December 29, 2012	$21.59	2,022,450
Granted	17.56	194,100
Forfeited or expired	24.40	(203,050)
Outstanding, December 28, 2013	$20.92	2,013,500	5.6	$2,302
Exercisable, December 28, 2013	$22.30	1,564,900	4.8	$1,976

Outstanding, December 28, 2013	$20.92	2,013,500
Granted	16.26	238,650
Exercised	12.91	(180,500)
Forfeited or expired	27.11	(21,201)
Outstanding, January 3, 2015	$21.02	2,050,449	5.0	$—
Exercisable, January 3, 2015	$22.13	1,618,700	4.1	$—

During 2014, 180,500 phantom units were exercised. No phantom units were exercised during 2012 and 2013. As of January 3, 2015, there is no liability in the Consolidated Balance Sheet related to this plan.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Approximately $0.6 million, $1.0 million and $1.5 million of expense, related to the RSU plan, was recorded during 2014, 2013 and 2012, respectively. Since the inception of the plan, 565,075 units have been granted, 73,600 units have been forfeited and 161,500 units became fully vested and were paid, leaving an outstanding balance of 329,975 units at January 3, 2015. As of year-end 2014, 103,000 RSU units became fully vested and exercisable. In accordance with the plan, payment for these RSU’s was made on February 6, 2015. A summary of 2012 – 2014 activity within the RSU plan is as follows:

			Weighted Average		Aggregate
	Weighted		Remaining		Intrinsic Value
	Average Grant	Grant	Contractual		(dollars in
	Unit Price	Units	Life (Years)		thousands)
Outstanding, December 31, 2011	$13.25	195,000
Granted	15.02	116,500
Forfeited or expired	13.63	(42,500)
Outstanding, December 29, 2012	$13.96	269,000	2.0	0.8	$2,834

Outstanding, December 29, 2012	$13.96	269,000
Granted	17.58	114,925
Exercised	13.25	(161,500)
Forfeited or expired	15.53	(6,300)
Outstanding, December 28, 2013	$16.37	216,125		1.6	$3,512

Outstanding, December 28, 2013	$16.37	216,125
Granted	16.25	120,650
Forfeited or expired	20.27	(6,800)
Outstanding, January 3, 2015	$16.25	329,975		1.1	$3,630

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. The expense for this plan was approximately $0.2 million, $0.2 million and $0.3 million in 2014, 2013 and 2012, respectively.

18.      COMMITMENTS AND CONTINGENCIES

Lower Fox River

Appvion Removed as a Potentially Responsible Party (“PRP”). On April 10, 2012, the United States District Court for the Eastern District of Wisconsin (“District Court”) granted Appvion’s motion for summary judgment and dismissed all claims against Appvion in the enforcement action for remediation of the Lower Fox River. The decision establishes that Appvion is no longer a potentially responsible party (“PRP”), no longer liable under the federal Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA”), no longer considered a legal successor to NCR’s liabilities, and no longer required to comply with the 106 Order commanding remediation of the Lower Fox River.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Appvion Caps Potential Liability Under 1998 Confidential Settlement Agreement.  On September 30, 2014, Appvion entered into a Funding Agreement with NCR, B.A.T. Industries, p.l.c. (“BAT”) and Windward relating to clean-up costs for the Lower Fox River and certain potential future sites. Under the Funding Agreement, the parties paid the following amounts on September 30, 2014 toward historical Fox River Costs (as defined in the Funding Agreement) incurred by NCR through September 1, 2014:  BAT ‑ $77.08 million; Windward ‑ $10 million; and Appvion ‑ $6 million.  In addition, BTI 2014 LLC, a wholly‑owned subsidiary of BAT (“BTI”), is responsible for funding 50% of the Fox River Costs incurred by NCR after September 1, 2014.  The parties also agreed:  (a) to vigorously pursue reasonable claims and viable claims against certain third parties and to deposit any recoveries therefrom into BTI; and (b) that any funds remaining in BTI after paying BAT and NCR for any unreimbursed funding of Fox River Costs would be used to fund 60% of any Future Sites Costs, as defined in the Funding Agreement.

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
(b)	In no event will Appvion’s funding obligations for Future Sites Costs exceed $25 million (the “Appvion Future Sites Cap”); and
(c)

In no event will Appvion’s funding obligations under the Funding Agreement exceed $7.5 million during any calendar year (except for the payment of $4 million on February 1, 2015 and the payment of up to $7.5 million on September 1, 2015). The $4 million payment due February 1, 2015 has been timely paid.

Appvion bears sole responsibility for its funding obligations under the Funding Agreement. The Funding Agreement does not, however, modify, alter or amend the two indemnification agreements entered into in 2001 wherein Windward agreed to indemnify PDC and PDC agreed to indemnify Appvion for certain costs, expenses and liabilities relating to Fox River and Future Sites, including Appvion’s costs and expenses in negotiating and entering into the Funding Agreement and any future costs and expenses incurred by Appvion in pursuing recoveries. However, there are currently no outstanding matters for which costs are being incurred and thereby eligible for indemnification under the noted indemnification agreements and therefore no corresponding environmental indemnification receivable or Fox River Liabilities reserve is recorded on the Consolidated Balance Sheet as of January 3, 2015.

The parties to the Funding Agreement agree that they have no recourse against Appvion for any further liability relating to the Fox River or Future Sites beyond the funding obligations set forth above up to the Appvion Fox River Cap and the Appvion Future Sites Cap, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the Funding Agreement, $24.0 million of expense was recorded as selling, general and administrative expense in the Consolidated Statements of Comprehensive (Loss) Income for the year ended January 3, 2015. This represents the total of the four payments expected to be made with respect to Fox River costs, as discussed above, with the first payment made on September 30, 2014, the second payment made on February 2, 2015, the third payment is due September 1, 2015 and the last payment due September 1, 2016, discounted to reflect the long-term nature of the liability.  A short-term liability of $11.3 million is recorded in other accrued liabilities and a long-term liability of $6.9 million is recorded in other long-term liabilities on the Consolidated Balance Sheet as of January 3, 2015. The total of these liabilities will be accreted to the full liability of $25.0 million during the course of the payment schedule. The previously-recorded and remaining indemnification receivable and Fox River Liabilities reserve were written off during the quarter ended September 28, 2014. Each of these balances was $59.3 million at year-end 2013.

Other

From time to time, the Company may be subject to various demands, claims, suits or other legal or regulatory proceedings arising in the ordinary course of business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. The Company has successfully defended such claims, settling some for amounts which are not material to the business and obtaining dismissals in others. While the Company will vigorously defend itself and expects to prevail in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

The Company does not believe that any pending or threatened demands, claims, suits or other legal or regulatory proceedings will have, individually or in the aggregate, a materially adverse effect on its business, financial condition and results of operations or cash flows.

19.      CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Cash paid during the period for:
Interest	$49,940	$48,253	$55,904
Income taxes	221	330	377

Cash received during the period for:
Income tax refunds	$178	$90	$644

20.      CONCENTRATIONS OF CREDIT AND OTHER RISKS

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of temporary cash investments that exceed the maximum federally insured limits and trade receivables. The Company places its temporary cash investments with high quality financial funds that, by policy, limit their exposure to any one financial security.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company’s two largest customers each represented approximately 8% and 7% of net sales in each of the years 2012, 2013 and 2014.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The five largest customers in the carbonless papers segment accounted for approximately 41% of carbonless papers net sales in 2014, 39% of carbonless papers net sales in 2013 and 33% of carbonless papers net sales in 2012. The five largest customers in the thermal papers segment accounted for approximately 41% of thermal papers net sales in 2014, 39% of thermal papers net sales in 2013 and 40% of thermal papers net sales in 2012. The largest external customer in the Encapsys segment accounted for approximately 73% of Encapsys net sales in 2014 (which include internal sales to the Company’s carbonless papers segment), 57% of Encapsys net sales in 2013 and 58% in 2012.

          Base stock is a key raw material in the Company’s business. In 2014, the Company purchased approximately $239 million of base stock from external suppliers. Approximately $45 million of this base stock was purchased for the production of carbonless products with approximately 98% purchased from one external supplier. The Company purchased approximately $194 million of base stock for the production of thermal products with approximately 70% purchased from a single external supplier. In 2013, the Company purchased approximately $235 million of base stock from external suppliers. Approximately $45 million of this base stock was purchased for the production of carbonless products with approximately 98% purchased from one external supplier. The Company purchased approximately $190 million of base stock for the production of thermal products with approximately 62% purchased from a single external supplier. In 2012, the Company purchased approximately $195 million of base stock from external suppliers. Approximately $39 million of this base stock was purchased for the production of carbonless products with approximately 89% purchased from one external supplier. The Company purchased approximately $156 million of base stock for the production of thermal products with approximately 61% purchased from a single external supplier.

21.      EMPLOYEE STOCK OWNERSHIP PLAN

The KSOP includes a separate ESOP component. The KSOP is a tax-qualified retirement plan that also contains a 401(k) feature, which provides participants with the ability to make pre-tax contributions to the KSOP by electing to defer a percentage of their compensation. The ESOP is a tax-qualified employee stock ownership plan that is designed to invest primarily in the common stock of PDC.

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election in 2001 to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $107 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax payroll deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. Matching contributions charged to expense were $2.3 million in 2014, $2.6 million in 2013 and $3.0 million in 2012.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the credit agreement, as amended, providing for the first lien term loan and revolving credit facility, as well as the indenture governing the secured second lien notes restrict Appvion’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may conflict with the terms of these debt agreements. During 2014, 2013 and 2012, the Company exercised its right to satisfy requests for distributions to former participants using five equal annual installments.

In 2014, the ESOP trustee purchased 178,179 shares of PDC redeemable common stock for an aggregate price of $2.4 million from pre-tax payroll deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. Matching contributions over this same period resulted in an additional 172,167 shares of redeemable common stock being issued. As a result of hardship withdrawals, diversifications, employee terminations and employee loan requests, 1,273,759 shares of PDC redeemable common stock were repurchased during 2014 at an aggregate price of $18.2 million.

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

The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. The year-end 2014 share price was $11.00. Based upon the estimated fair value of the redeemable common stock at January 3, 2015, an ultimate redemption liability of approximately $79 million was determined. The redeemable common stock recorded book value as of January 3, 2015, was $121 million. The net decrease in fair value and accretion of redeemable common stock was $17.3 million for the year ended January 3, 2015.

22.      UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for 2014 includes the following (dollars in thousands):

	For the Three	For the Three	For the Three	For the Three	For the Year
	Months Ended	Months Ended	Months Ended	Months Ended	Ended
	March 30, 2014	June 29, 2014	September 28, 2014	January 3, 2015	January 3, 2015
Net sales	$203,754	$207,946	$201,019	$197,097	$809,816
Gross profit (loss)	46,255	45,183	47,330	(6,335)	132,433
Operating income (loss)	14,505	10,728	(9,745)	(56,174)	(40,686)
Net income (loss)	$2,011	$(1,131)	$(23,195)	$(70,457)	$(92,772)

During September 2014, Appvion entered into a Funding Agreement relating to clean-up costs and liabilities for the Lower Fox River sites and potential future sites. Under the Funding Agreement, the parties agreed to a specific funding arrangement for which Appvion recorded a $24.0 million third quarter charge for its portion of the Funding Agreement. During fourth quarter 2014, the Company recorded a mark-to-market loss for pension and other postretirement benefit plans of $64.8 million, of which, $46.8 million was recorded in cost of sales and $18.0 million was recorded in SG&A.

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

23.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: Encapsys, thermal papers and carbonless papers. The accounting policies applicable to these reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating (loss) income. Items excluded from the determination of segment operating (loss) income are unallocated corporate charges, interest expense, interest income, debt extinguishment expense, foreign exchange loss (gain) and other expense.

The Encapsys segment discovers, develops and manufactures microencapsulation solutions for new markets, external partners and for the Company’s carbonless papers segment. Microencapsulation is the process of putting a microscopic wall around a core substance. The Company helped NCR produce the first commercial application for microencapsulation in 1954 with the introduction of carbonless paper. Since then, the Company researchers have developed the art and science of microencapsulation and are working with partners and potential partners in industries as diverse as agriculture, building and construction, paper, textiles, personal and household care, and oil and gas. The Encapsys segment leverages the Company’s extensive technical knowledge and experience with microencapsulation to create and sell new products. The Encapsys segment also uses an open innovation process with partner customers to develop successful technical solutions for those companies.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating (loss) income and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net sales
Carbonless papers	$349,374	$351,417	$406,845
Thermal papers	415,324	421,276	411,699
	764,698	772,693	818,544
Encapsys	61,760	52,300	50,969
Intersegment (A)	(16,642)	(17,507)	(19,757)
Total	$809,816	$807,486	$849,756
Operating (loss) income
Carbonless papers	$(9,956)	$76,330	$(42,172)
Thermal papers	(8,696)	51,879	(34,229)
	(18,652)	128,209	(76,401)
Encapsys	12,645	16,178	10,491
Unallocated corporate charges	(32,267)	(8,972)	(19,632)
Intersegment (A)	(2,412)	(2,643)	(2,939)
Total	$(40,686)	$132,772	$(88,481)
Depreciation and amortization (B)
Carbonless papers	$13,968	$15,092	$54,473
Thermal papers	13,500	12,983	42,946
	27,468	28,075	97,419
Encapsys	2,394	1,879	2,816
Unallocated corporate charges	153	107	61
Total	$30,015	$30,061	$100,296

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to microencapsulated products provided internally for the production of carbonless papers.
(B)	Depreciation and amortization are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

During September 2014, Appvion entered into a Funding Agreement relating to clean-up costs and liabilities for the Lower Fox River sites and potential future sites. Under the Funding Agreement, the parties agreed to a specific funding arrangement for which Appvion recorded a $24.0 million third quarter charge in unallocated corporate charges for its portion of the Funding Agreement. During 2014, the Company recorded a mark-to-market loss for pension and other postretirement benefit plans of $66.4 million. This loss was allocated as follows: $39.1 million to carbonless papers, $22.8 million to thermal papers, $3.6 million to Encapsys and $0.9 million to unallocated corporate charges.

During 2013, the Company recorded a mark-to-market gain of $63.0 million related to its retiree benefit plans. This gain was allocated as follows: $38.0 million to carbonless papers, $20.9 million to thermal papers, $3.2 million to Encapsys and $0.9 million to unallocated corporate charges. During 2012, the Company recorded a mark-to-market loss of $32.3 million related to its retiree benefit plans. This loss was allocated as follows: $18.6 million to carbonless papers, $11.3 million to thermal papers, $0.6 million to Encapsys and $1.8 million to unallocated corporate charges.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 29, 2012, the Company recorded $106.0 million in restructuring expense and other costs related to the ceasing of papermaking operations at the West Carrollton, Ohio facility (see Note 4, Restructuring and Other Related Costs). The 2012 operating losses of the carbonless papers and thermal papers segments included $58.3 million and $47.7 million, respectively. A $6.8 million settlement charge relating to the full withdrawal from a multi-employer pension plan was also recorded in the 2012 thermal papers segment. Unallocated corporate charges for the year included $7.5 million of transaction costs for a discontinued business combination that was to take place during third quarter 2012. Also during 2012, a charge of $2.2 million of environmental expense insurance recovery was recorded.

Of the $106.0 million of restructuring and other related charges recorded during 2012, $64.7 million was accelerated depreciation of the decommissioned papermaking assets. The carbonless papers segment was charged with $35.6 million of this accelerated depreciation and the thermal papers segment was charged with $29.1 million.

Revenues from sales in the U.S. were $584.7 million in 2014, $593.6 million in 2013 and $577.3 million in 2012. Revenues from sales to customers in foreign countries were $225.1 million in 2014, $213.8 million in 2013 and $272.5 million in 2012. Substantially all long-lived assets were located in the U.S. as of January 3, 2015, December 28, 2013, and December 29, 2012.

24.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the year ended January 3, 2015 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 28, 2013	$4,942	$(1,129)	$3,813

Other comprehensive loss before reclassifications	—	(1,213)	(1,213)
Amounts recorded in accumulated other
comprehensive income	24,895	(309)	24,586
Net other comprehensive income (loss)	24,895	(1,522)	23,373
Balance, January 3, 2015	$29,837	$(2,651)	$27,186

The changes in accumulated other comprehensive income by component for the year ended December 28, 2013 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 29, 2012	$6,453	$(1,131)	$5,322

Other comprehensive loss before reclassifications	—	(1,207)	(1,207)
Amounts recorded in accumulated other
comprehensive income	(1,511)	1,209	(302)
Net other comprehensive (loss) income	(1,511)	2	(1,509)
Balance, December 28, 2013	$4,942	$(1,129)	$3,813

All amounts presented are net of tax.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Details about these reclassifications are as follows (dollars in thousands):

	Amounts Reclassified from
	Accumulated Other Comprehensive Income
					Affected Line Item
					in Consolidated
					Statements of
Details about Accumulated	For the	For the	For the		Comprehensive
Other Comprehensive	Year Ended	Year Ended	Year Ended		(Loss)
Income Components	January 3, 2015	December 28, 2013	December 29, 2012		Income

Changes in retiree plans
Amortization of prior service credit	$(24,895)	$1,511	$4,812	(a)

Hedging activities
Foreign exchange contracts	$(161)	$(1,012)	$3,056		Net sales
Interest rate swap	470	—	—		Interest
Commodity contracts	—	(197)	(1,181)		Cost of sales
	$309	$(1,209)	$1,875

Total reclassifications for the period	$(24,586)	$302	$6,687

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 15, Employee Benefits, and Note 16, Postretirement Benefit Plans other than Pensions.

All amounts presented are net of tax.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management of the Company carried out an evaluation, with the participation of the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of January 3, 2015. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of January 3, 2015.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 3, 2015. The assessment was based on criteria established in the framework Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and the material weakness described below, management concluded that the Company’s internal control over financial reporting was not effective as of January 3, 2015 based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not maintain effective internal control over the accuracy of its accounting for redeemable common stock. Specifically, the Company did not maintain effective controls to accurately determine whether redeemable common stock was currently redeemable and whether the valuation of redeemable common stock, including the calculation of the carrying amount of the redeemable common stock, was accurate. As previously reported, this control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, and the quarterly periods ended March 30, 2014, June 29, 2014, March 31, 2013, June 30, 2013 and September 29, 2013. Additionally, this control deficiency could result in the misstatements of redeemable common stock and accumulated deficit and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Remediation Plans

In response to the restatement and the resulting material weakness in internal control over financial reporting discussed above, during the fourth quarter of 2014, the Company designed and implemented new internal controls and enhanced certain existing internal controls to ensure the accuracy of its accounting for redeemable common stock, as follows:

•	Updated the Company’s policies and procedures related to the accounting for redeemable common stock to ensure the Company’s analysis and documentation is sufficiently robust and precise;
•

Implemented a process to confirm at each quarter-end that there were no changes to the Company’s employee stock ownership plan, ERISA, or the Internal Revenue Code that could have an impact on its accounting for redeemable common stock;

•

Initiated and improved a  process to perform a thorough review of recently-issued accounting guidance to ensure that any new or modified generally accepted accounting principles related to employee stock ownership plans were appropriately researched and considered in order to understand the impact, if any, to the Company’s accounting for redeemable common stock. As of year-end 2014, no significant changes were identified;

•

Implemented more precise controls over the review of redeemable common stock transactions recorded, including a more detailed reconciliation of share information and its valuation at the higher of fair value or issuance cost; and

•

Initiated improved controls over critical spreadsheets so the review of share information, valuation and reconciliations also includes a review of the accuracy of all data and formulas included in the related spreadsheets.

Although the implementation of these remediation efforts began in the fourth quarter of 2014, the Company expects the intended effects will be accomplished over time. Management will continue to monitor the effectiveness of these and other processes and controls and will make any further changes it determines to be appropriate.  As management continues to evaluate and work to improve the Company’s internal control over financial reporting, management may determine the need to take additional measures to address the material weakness. Until the remediation steps set forth above are fully implemented, the material weakness described above will continue to exist.

Changes in Internal Control Over Financial Reporting

As discussed above in the “Remediation Plans” section, there have been changes in the Company’s internal control over financial reporting during the fourth quarter ended January 3, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information as of March 13, 2015, regarding the executive officers and directors of PDC and Appvion.

Name	Age	Position

Mark R. Richards	55	Chairman, President, Chief Executive Officer and a Director of PDC, and Chairman, President, Chief Executive Officer and a Director of Appvion

Stephen P. Carter	63	Director of PDC and Appvion

Terry M. Murphy	66	Director of PDC and Appvion

Andrew F. Reardon	69	Director of PDC and Appvion

Mark A. Suwyn	72	Director of PDC and Appvion

Kathi P. Seifert	65	Director of PDC and Appvion

George W. Wurtz	58	Director of PDC and Appvion

Kerry S. Arent	54	Senior Vice President Human Resources of Appvion

Thomas J. Ferree	57	Senior Vice President Finance, Chief Financial Officer and Treasurer of PDC, and Senior Vice President Finance, Chief Financial Officer and Treasurer of Appvion

Jeffrey J. Fletcher	62	Vice President, Controller and Assistant Treasurer of PDC, and Vice President, Controller and Assistant Treasurer of Appvion

Kevin M. Gilligan	48	President – Paper Division of Appvion

Tami L. Van Straten	42	Vice President, General Counsel and Secretary of PDC, and Vice President, General Counsel and Secretary of Appvion

Mark R. Richards. Mr. Richards has been Chief Executive Officer and President of Appvion since April 2005 and a Director and Chairman of Appvion since June 2005 and Chief Executive Officer, Chairman, Director and President of PDC since April 2005. Mr. Richards has also served as a director for Neenah Foundry Company since August 2010. Prior to joining the Company, Mr. Richards served as President of the Engineered Support Structures division of Valmont Industries, Inc. since 1999. Mr. Richards is a graduate of Northwestern University’s Kellogg School of Management where he earned a master’s degree in business administration with concentrations in marketing and finance in 1989. He earned a bachelor’s degree from Michigan State University in 1983. Mr. Richards' extensive business and management experience as division President of a global producer of engineered products and services, as well as his leadership experience in this position and as a director of a large North American supplier of municipal castings, and his graduate degree in business, led to the conclusion that he should serve as a director of PDC and Appvion.

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

Terry M. Murphy. Mr. Murphy joined PDC and Appvion as a Director in June 2007. Mr. Murphy is currently a director of Hagerty, LLC, a specialty insurance company, and has held this position since July 2010. Mr. Murphy is a member of the Board of Trustees of Carroll University located in Waukesha, Wisconsin, and has held this position since May 2007. Mr. Murphy was Executive Vice President and Chief Financial Officer of A.O. Smith from the time he joined the company in 2006 until his retirement on May 1, 2011. From 1999 to 2005, Mr. Murphy held various executive management positions at Quanex Corporation and in his last position at Quanex Corporation served as its Senior Vice President and Chief Financial Officer. Mr. Murphy earned a bachelor’s degree from the University of Wisconsin-La Crosse in 1970 and a master’s degree in business administration from Marquette University in 1974. He also earned a Juris Doctor degree from Seton Hall University School of Law in 1980 and is a certified public accountant. Mr. Murphy's financial background as a certified public accountant, former Senior Vice President and Chief Financial Officer for a large building products manufacturing company, and former Executive Vice President and Chief Financial Officer for a large diversified manufacturing company, as well as his leadership experience as an executive and director, and his graduate degree in business and degree in law, led to the conclusion that he should serve as a director of PDC and Appvion.

Andrew F. Reardon. Mr. Reardon joined PDC and Appvion as a Director in June 2007. Mr. Reardon currently serves as a consultant to the law firm of Reardon & Chasar, L.P.A., located in Cincinnati, Ohio, which he co-founded in 2009. He is also a director of Canadian Pacific Railway Corporation, a position he has held since May 2013, and Chairman of its Finance Committee, a position he has held since February 2015. Mr. Reardon retired in November 2008 as the Chairman and Chief Executive Officer of TTX Company, positions he held since June 1, 2008. Prior to June 1, 2008, he was the President and Chief Executive Officer of TTX Company, positions he held since 2001. He joined TTX in 1992 as Vice President of Human Resources and Labor Relations. He later served as Vice President of Law and Human Resources and was named President of the company in 2000. TTX is a large supplier of leased railcars in North America. Mr. Reardon earned a bachelor’s degree from the University of Notre Dame (English) in 1967 and a Juris Doctor degree from the University of Cincinnati in 1974. He also earned a L.L.M. degree in taxation from Washington University Law School in 1975. Mr. Reardon's business and legal experience as a principal in a law firm, consultant and former Chairman and Chief Executive Officer and Vice President of Law and Human Resources for a major North American railcar supply company, as well as his leadership experience in these positions and his graduate degree in tax law, led to the conclusion that he should serve as a director of PDC and Appvion.

Kathi P. Seifert. Ms. Seifert joined PDC and Appvion as a Director in July 2004. Ms. Seifert retired as Executive Vice President and Group President of Global Personal Care Products for Kimberly-Clark Corporation in June 2004, a position she held since 1999. Ms. Seifert is also currently a director of Eli Lilly and Company, Revlon Consumer Products Corporation and Lexmark, Inc. She has served as a director of Eli Lilly and Company since 1995 and as a director of Revlon Consumer Products Corporation and Lexmark, Inc. since 2006. Ms. Seifert served as a director of Supervalu, Inc. from 2006 until 2013. Ms. Seifert also serves on the Board of Directors for the Fox Cities Community Foundation, the Fox Cities Building for the Arts and New North, Inc. Ms. Seifert graduated with a bachelor’s degree from Valparaiso University in 1971. Ms. Seifert's business experience as the former Executive Vice President and division Group President of a global manufacturer of family and personal care products, and as a director of a global pharmaceutical company, cosmetics and personal care products company, grocery retailing company, and printing and imaging products manufacturing company, as well as her leadership experience in these positions, led to the conclusion that she should serve as a director of PDC and Appvion.

Mark A. Suwyn. Mr. Suwyn joined PDC and Appvion as a Director in July 2011. Mr. Suwyn is currently the President of Marsuw, LLC, a private investment and consulting company, and has held this position since March 2000. Mr. Suwyn is currently serving as a director of Gourmet Express, a privately owned frozen food business, a position he has held since January 2012. Mr. Suwyn is also currently serving as Chairman of WorkplaceDynamics LLC, a privately owned employee survey firm, a position he has held since August 2013. Mr. Suwyn retired as Chairman of NewPage Corporation, a large coated paper producer in North America, in June 2010. He had previously served as Chairman and Chief Executive Officer of NewPage Corporation since May 2005. He served as a director of Ballard Power Systems, Inc. from 2003 to 2012, and as a director of Contech Construction Products Inc. from 2011 through 2012. Mr. Suwyn also served as Chairman and Chief Executive Officer of Louisiana-Pacific Corporation from January 1996 until November 2004. Prior to that, Mr. Suwyn held executive management positions with International Paper Company and spent 25 years with E.I. Du Pont where he directed marketing, acquisition and joint venture efforts. Mr. Suwyn earned a doctorate degree (Inorganic Chemistry) from Washington State University and bachelor’s degree (Chemistry) from Hope College, Holland, Michigan. Mr. Suwyn’s extensive business experience in the paper industry, experience as former Chairman and Chief Executive Officer for both a large coated paper producer and a leading manufacturer of building materials, as well as his leadership experience as an executive and director and his doctorate degree in chemistry, led to the conclusion that he should serve as a director of PDC and Appvion.

George W. Wurtz. Mr. Wurtz joined PDC and Appvion as a Director in July 2011. Mr. Wurtz is currently the Chairman of the Board of Soundview Paper Company LLC, Elmwood Park, New Jersey, a position he has held since October 2014. Soundview is a privately-held manufacturer of virgin and recycled tissue consumer products. From April 2012 until  October 2014, he served as Soundview’s President and Chief Executive Officer. From November 2006 until November 2011, Mr. Wurtz served as President and Chief Executive Officer of New WinCup Holdings, Stone Mountain, Georgia, a privately-held manufacturer and distributor of single-use cups, food service containers, lids and straws. Mr. Wurtz is currently a director of the State University of New York at Oswego (“SUNY Oswego”) Engineering Advisory Board and Mohawk Fine Papers, Inc. He has served as a director of the SUNY Oswego Engineering Advisory Board since 2009 and as a director of Mohawk Fine Papers, Inc. since January 2012. Mr. Wurtz retired as Executive Vice President of Georgia-Pacific Corporation in February 2006 after serving in several executive management positions including President of Paper, Bleached Board and Kraft Operations. Prior to joining Georgia-Pacific Corporation in October 2000, Mr. Wurtz was employed by James River Corporation/Fort James Corporation for 14 years and held executive management positions in operations, logistics, procurement and manufacturing planning. Mr. Wurtz received his bachelor’s degree (Industrial Arts and Technology) from SUNY Oswego in 1978. Mr. Wurtz’s extensive business experience in the paper industry, experience as former President and Chief Executive Officer of a food-service products manufacturer and distributor, as well as his leadership experience as an executive and director of several paper companies, led to the conclusion that he should serve as a director of PDC and Appvion.

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

Kevin M. Gilligan.  Mr. Gilligan has been Appvion’s President of the Paper Division since June 2014. Prior to joining the Company in 2014, Mr. Gilligan spent twenty years working for H.B. Fuller Company, a publicly-traded, global specialty chemical company focused on adhesives. From 2012 to 2014, he served as H.B. Fuller’s Vice President of Global Operations, and from 2007 through 2011 he served as Region Vice President in charge of its Asia Pacific businesses. Prior to 2007 and during his career with H.B. Fuller Company, Mr. Gilligan also served as General Manager of H.B. Fuller Window, and as H.B. Fuller’s North American Operations Director, e-business Director, Product Line Manager and Plant Manager. Mr. Gilligan began his career as a manufacturing engineer for Texas Instruments Inc. Mr. Gilligan received his bachelor’s degree in industrial and operations engineering from the University of Michigan in 1988 and received his master’s degree in business administration with concentrations in marketing and operations management from Indiana University in 1992.

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

The board of directors of PDC has an Audit Committee responsible for, among other things, providing assistance to the board of directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of PDC financial reports. Effective January 1, 2015, members of the committee include: Mr. Carter, Mr. Murphy and Mr. Wurtz. Mr. Murphy serves as the Audit Committee Chair. The board of directors of PDC has determined that Mr. Murphy is an “audit committee financial expert” as defined under the applicable rules of the SEC. Mr. Murphy is an “independent director” as that term is defined under the listing standards of the Nasdaq Stock Market, Inc. The charter for the Audit Committee can be found on the Company’s website at www.appvion.com (investor information section).

The board of directors of PDC has a Compensation Committee responsible for authorizing the compensation of the Chief Executive Officer subject to ratification by the board of directors, approving the compensation of the named executive officers based on the recommendations of the Chief Executive Officer and reviewing the compensation of the other executive officers. The Compensation Committee also has authority for administration of the Long-Term Incentive Plan and the Long-Term Restricted Stock Unit Plan. Effective January 1, 2015, members of the committee include: Mr. Reardon, Ms. Seifert and Mr. Suwyn. Ms. Seifert serves as the Compensation Committee Chair. See “Item 11. Executive Compensation—Compensation Discussion and Analysis,” below. The charter for the Compensation Committee is available at www.appvion.com (investor information section).

The board of directors of PDC has a Corporate Governance Committee for the purpose of developing, recommending and evaluating best corporate governance practices applicable to the Company, including those related to director compensation, nomination of directors, election of members to board committees and board education and practices. Effective January 1, 2015, members of the committee include: Mr. Reardon, Mr. Richards, Ms. Seifert and Mr. Suwyn. Mr. Reardon serves as the Corporate Governance Committee Chair. The charter for the Corporate Governance Committee can be found on the Company’s website at www.appvion.com (investor information section).

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

Item 11.Executive Compensation

Compensation Discussion and Analysis

Goals and Policies. The Management Compensation Goals and Policies, adopted by the Compensation Committee of the board of directors of PDC, establish the objectives of the Company’s compensation program as follows:

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

The Compensation Committee believes that this combination of cash and equity-based compensation supports the objectives of the executive compensation program described above. First, these vehicles allow the Company to provide a competitive compensation package based on prevailing market practices. At the same time, a significant portion of target compensation is variable “at-risk” pay tied to both short-term performance and long-term performance. Variable pay for short-term performance is capped to protect the business from annual “windfall” results. The Compensation Committee believes these awards support the Company’s pay-for-performance philosophy by linking pay amounts to the Company’s level of performance and the achievement of the Company’s strategic goals. The Compensation Committee believes that the Company’s executive compensation program is not structured to encourage management to take unreasonable or excessive risks relating to the Company’s business. Instead, the Compensation Committee believes that the compensation programs encourage management to take a balanced approach that focuses on delivering annual results and contributing to shareholder value. The pay that is fixed and at risk varies by position. As shown in the table below, the Company’s emphasis on pay-for-performance resulted in performance-based compensation representing a significant portion of the total target compensation of the named executive officers in fiscal year 2014. Executive compensation includes more pay at risk than that of other employees in the organization.

2014 Total Direct Compensation Mix at Target Company Performance

	Fixed (Salary)	Pay at Risk (Annual and Long-Term Incentives)(1)
Mark R. Richards Chairman, President, Chief Executive Officer and a Director of PDC, and Chairman, President, Chief Executive Officer and a Director of Appvion	27%	73%

Thomas J. Ferree Senior Vice President Finance, Chief Financial Officer and Treasurer of PDC, and Senior Vice President Finance, Chief Financial Officer and Treasurer of Appvion	40%	60%

Kevin M. Gilligan(2) President, Paper Division of Appvion	44%	56%

Kerry S. Arent
Senior Vice President, Human Resources of Appvion	46%	54%

Tami L. Van Straten
Vice President, General Counsel and Secretary of PDC, and Vice President, General Counsel and Secretary of Appvion	50%	50%

(1)Calculated using annual incentive paid at target plus restricted stock units and long-term incentive. Long-term incentive expected value based on Black-Scholes valuation methodology. The assumptions used for the January 1, 2014 valuation are: Expected life: 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant Maturities yield curve): 2.43%; Volatility (based on peer group volatility for previous 6.5 years): 39%. The LTIP grant as of January 1, 2014 is valued at $6.99 per share with a $16.25 per share grant price. The Restricted Stock Unit grant as of January 1, 2014 is valued at $16.25 per share grant price. The RSU units are valued, as of the Grant Date, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The RSU grant as of January 1, 2014 is valued at $16.25 per share.

(2)Mr. Gilligan’s long term incentives were granted on July 1, 2014. The assumptions used for July 1 valuation are: Expected life: 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant maturities yield curve): 2.14%; Volatility (based on peer group volatility for previous 6.5 years): 39%. The LTIP grant as of July 1, 2014 is valued at $6.91 per share with a $16.30 per share grant price. The RSU grant as of July 1, 2014 is valued at $16.30 per share.

Market Survey Process. The Compensation Committee determines competitive market pay by means of market surveys and analyses conducted periodically by nationally recognized, non-employee executive compensation consultants who report to the Compensation Committee. In the years in which the consultant does not conduct a full market survey and analysis, a general rate of market increase is established for executive compensation and the rate of increase is applied to the market pay determined in the prior year’s analysis.

In 2012, the Company’s consultants used a broad-based survey of general industry companies with a median revenue of approximately $2 billion (243 participating companies), regressed to the Company’s revenue size of $1 billion. A second source of proxy data from twenty-five (25) publicly traded companies, including paper and general manufacturers with revenues between $405 million and $2.5 billion (median is $974 million), regressed to the Company’s revenue size is also used. These companies, which were identified to the Compensation Committee, consisted of Ameresco, Inc., Colfax Corporation, Education Management Corporation, EnergySolutions, Inc., Generac Holdings Inc., Graham Packaging Company Inc., GT Advanced Technologies Inc., KAR Auction Services, Inc., Kraton Performance Polymers Inc., Lumber Liquidators Holdings, Inc., Metals USA Holdings Corp., Noranda Aluminum Holding Corp., Polypore International Inc., RSC Holdings, Inc., Skilled Healthcare Group, Inc., Spirit Airlines, Inc., The Fresh Market, Inc., Titan Machinery, Inc., Tower International, Inc., TriMas Corporation, Ulta Salon, Cosmetics & Fragrance, Inc., Verisk Analytics, Inc., Verso Paper Corp., Vitamin Shoppe, Inc., and Wesco Aircraft Holdings, Inc. This sample was chosen by the compensation consultants because it best represents the Company’s labor market for executive talent, which is broader than the paper industry, and provides a reasonable sample size that allows the Company to track changes in the labor market for executive talent. The two sources provide the Committee with a broad perspective of market competitive pay practices and values to inform the decisions related to executive compensation.

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

A full market survey was conducted in May 2012. In November 2012, a general rate of market increase (1.5% for six months) was established for executive compensation and applied to the May 2012 market pay. The results were used in 2013 compensation planning. In 2014, a general rate of market increase of 3% was used. The updated market analysis shows that the Company is competitive with the market across all elements of compensation – base salary, target annual incentive and total compensation (sum of base salary, target annual incentive and target long-term incentive). Competitive is defined as above the 25th percentile and below the 75th percentile of the survey data. The total target compensation for each executive in 2014 is between 94% and 109% of the median (50th percentile) of the survey data. Although the Compensation Committee considers executive compensation paid at companies included in the market survey, the Committee does not attempt to maintain a specified target percentile within the market to determine executive compensation.

In 2014, Towers Watson was paid $8,613 in fees for executive compensation consulting, and $924,425 in fees for all other retirement consulting, administrative fees and actuarial services for the Company’s plans. Of the $924,425 paid in fees to Towers Watson, $831,105 was related to a project involving pension lump sums and $87,676 was related to an upgrade to the pension administration system. These fees were paid by the pension trust.

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

Annual Performance-Based Incentive Plan. For fiscal year 2014, the Compensation Committee determined that the annual incentive plan for the named executive officers, with the exception of Mr. Gilligan would be based primarily on the following three components. Each component may be paid out independently.

•	Corporate Earnings Before Interest, Taxes, Depreciation, Amortization, and Inventory reduction (EBITDAI) (60% weighting)
•	Corporate Cash Conversion Days (CCD) (20% weighting)
•	Corporate Safety (20%)

Mr. Gilligan’s annual performance incentive was based on the following:

•	Technical Papers Division Earnings Before Interest, Taxes, Depreciation, Amortization, and Inventory reduction (EBITDAI) (40% weighting)
•	Corporate EBITDAI (20% weighting)
•	Corporate Cash Conversion Days (CCD) (20% weighting)
•	Corporate Safety (20%)

The annual performance-based incentive when performance results are at target is 100% of base salary for the CEO, 60% of base salary for the Chief Financial Officer (“CFO”) and the president of the technical papers division, 55% of base salary for the senior vice president human resources, and 50% for the vice president, secretary and general counsel.

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

Corporate safety is a measure of the culture that has been created whereby all risks are identified and corrected to ensure a safe work environment for employees. Due to poor safety performance in recent years, a separate metric was established for safety in 2014. By aligning a portion of each named executive officer’s incentive to safety, its importance is reinforced. The  amount payable is based on the reported company-wide OSHA Incident Rate (OIR) in 2014.

The Annual Incentive Plan allows for adjustments, as recommended by the CFO and approved by the Compensation Committee, to the calculation of EBITDAI. These adjustments are restricted to unusual or non-reoccurring events such as restructuring, refinancing, acquisitions, divestitures or other items the committee determines should be adjusted and is then referred to as Adjusted EBITDAI. Incentive payouts will reflect performance levels relating to Adjusted EBITDAI, CCD and safety performance measures for the Company or Division level.

For each executive other than the CEO, the CEO has discretion to increase or decrease the executive’s annual performance‑based incentive by as much as 20% of the earned incentive without Compensation Committee approval based on the executive’s achievement of strategic business objectives established by the CEO at the beginning of the fiscal year. These objectives may relate to business segment margin improvement, manufacturing operations performance, or new business growth. Other circumstances in which the CEO might use his discretion to increase or decrease the executive’s annual performance-based incentive may be based on the executive’s demonstration of leadership competencies or the Company’s values (referred to as “The Appvion Way”). Some of these may be measurable while others may require more judgment and discretion to evaluate.

Targets were set at a level of improvement from the prior year performance as listed below.

2014 Corporate Performance Goals ($ millions)

	Corporate Adjusted EBITDAI	Technical Papers Adjusted EBITDAI	CCD	Safety
Outstanding	$117	$115	45 days	2.5 OIR
Target	$110	$109	47.5 days	3.0 OIR
Threshold	$100	$101	52 days	4.0 OIR

In 2014, EBITDAI for corporate calculated per the plan document resulted in a total EBITDAI of $56.5 million. Adjustments were recommended by the CFO and approved by the Compensation Committee for unusual legal expenses, Fox River settlement, and Encapsys new business development investment. These adjustments resulted in Adjusted EBITDAI of
$83.5 million (below threshold). Actual CCD performance was 45.3 days (188% of Target - interpolated between Target and Outstanding payout award levels). Safety performance was 2.9 OIR (120% of Target - interpolated between Target and Outstanding payout award levels).

Fiscal Year 2014 Annual Incentive Award Payments

(1)
	Fiscal Year 2014 Annual Cash Incentive Totals
Name	Target $	Earned $	Earned as % of Target	Discretionary Adjustment $	Actual Payment $	Payment as % of Target
Mark R. Richards	$800,000	$492,800	61.6%	$0	$492,800	61.6%
Thomas J. Ferree	$259,200	$159,667	61.6%	$0	$159,667	61.6%
Kevin M. Gilligan(1)	$129,230	$82,707	64.0%	$0	$82,707	64.0%
Kerry S. Arent	$156,750	$96,558	61.6%	$0	$96,558	61.6%
Tami L. Van Straten(2)	$135,577	$83,515	61.6%	$0	$83,515	61.6%

(1)	Mr. Gilligan’s target is based on his pro-rated earnings from date of hire.
(2)	Ms. Van Straten’s target is based on her pro-rated earnings from date of salary increase.

Long-Term Compensation. Since 2012, the Compensation Committee determined that equity-based grants were to be a combination of approximately 50% RSU and 50% LTIP grants for all named executive officers. All grants under the RSU and the LTIP are subject to vesting and forfeiture provisions, thereby creating incentives for executives and employees to remain with the Company. The Compensation Committee believes that long-term incentive plans are necessary to encourage retention of executive talent and provide appropriate incentives to increase shareholder value. Individual grant levels for named executive officers are determined so that total targeted compensation, including base salary, target incentive and most recent grant of long term compensation awards, is competitive with the external market for total compensation.

Long-Term Incentive Plan. The purpose of the LTIP is to attract and retain key management employees who are in a position to make a significant contribution to the growth and profitability of the Company by providing a reward for increase in stock performance to align with long-term shareholder interests. The LTIP provides for future cash payments based on increases in the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The cash payment upon the exercise of a unit is equal to the increase in the value of PDC common stock from the date of grant until the exercise date. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the LTIP which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to LTIP units. As of December 31, 2014, 65 current or former executive and management employees participate in the LTIP. Some of these employees also participate in the RSU.

Employees are generally entitled to exercise any LTIP units only after holding the units for at least three years and for up to ten years from the date of grant. All named executive officers, except Kevin Gilligan, have LTIP units that have been held for more than three years. In the event of a change of control, described below, the LTIP units become immediately exercisable. A “change of control” is defined in the LTIP, as:

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

The first grant of LTIP units occurred on November 9, 2001, with additional awards made effective as of January 1, 2003, January 1, 2004, July 1, 2005, each January 1 from 2006 through 2009, January 2, 2011, and each January 1st from 2012 through 2014. Mr. Gilligan received a grant on July 1, 2014. The actual awards of LTIP units have not been and will likely not be made on the effective date. The actual awards will be made on a date following the effective date as long as the share price has not changed since the effective date. This delay is a result of the administrative time needed by the trustee to determine and communicate the most recent PDC stock price through the semi-annual ESOP valuation process. The Compensation Committee determines awards for the CEO and reviews the recommendations made by the CEO for other named executive officers. Management decides which employees are in a position to make a significant contribution to the Company’s growth and profitability, and of the employees who receive LTIP awards, most receive such awards based on the Company’s succession planning and leadership management process.

Long-Term Restricted Stock Unit Plan (RSU). Appvion’s board of directors adopted the RSU plan effective January 3, 2010, for the purpose of attracting and retaining key management employees who are in a position to make a significant contribution to the growth and profitability of the Company by providing a reward for stock performance to align with long-term shareholder interests. Additional awards were made effective as of January 1, 2012, January 1, 2013, and January 1, 2014. Mr. Gilligan received a grant on July 1, 2014. The RSU provides for future cash payments based on the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. Units are generally vested three years after the award date and paid at vesting. The cash payment upon vesting of a unit is equal to the value of PDC common stock at the most recent valuation date ($11.00 as of December 31, 2014) times the number of units vested. Other current executive and key management employees also participate in the RSU. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the RSU which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to RSU units. As of December 31, 2014, 88 executive and management employees participate in the RSU. Some of these employees also participate in the LTIP.

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

Termination or Change of Control. The Company has entered into Termination Protection Agreements (or TPAs) with Mr. Richards, Mr. Ferree, Mr. Gilligan, and Ms. Arent. The Company has entered into an Enhanced Severance Agreement with Ms. Van Straten. These agreements provide for payments to the executive officers in the event of termination whether before or within two years after a “change of control,” as defined in the TPA, the executive officer’s employment is terminated other than for misconduct or “permanent disability,” as defined in the TPA, or if the executive officer terminates employment for “good reason,” as defined in the TPA. “Change of Control” is defined to include various events whereby ownership and control of the Company is effectively transferred. These events were chosen by the Company as appropriate events to trigger payment based on competitive market analysis of such agreements for executive officers. The TPAs and Enhanced Severance Agreements are discussed in detail under “Potential Payments upon Termination or Change of Control” below.

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

Compensation Committee Report

The 2014 Compensation Committee consisted of three independent directors including Ms. Seifert, who serves as the Compensation Committee Chair, Mr. Suwyn and Mr. Reardon.

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

Members of the 2014 Compensation Committee

Kathi P. Seifert, Chairperson

Andrew F. Reardon

Mark A. Suwyn

Summary Compensation Table

							(2)	($)(3)		($)(5)	(6)
Name and Principal Position	Year		Salary ($)		Bonus ($)		LTIP Awards ($)(2)	RSU Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)(7)
Mark R. Richards	2014		815,385	(1)	0		692,010	674,375	492,800	420,646	86,709	3,181,925
Chairman, President, Chief Executive	2013		800,000		0		644,670	649,350	102,400	126,139	497,210	2,819,769
Officer and a Director of PDC, and	2012		800,000		376,000	(8)	808,800	600,400	1,224,000	255,610	148,516	4,213,326
Chairman, President, Chief Executive
Officer and a Director of Appvion

Thomas J. Ferree	2014		440,308	(1)	0		202,710	195,000	159,667	85,771	48,053	1,131,509
Senior Vice President Finance, Chief	2013		430,154		0		188,500	193,050	33,036	48,415	190,200	1,083,355
Financial Officer and Treasurer of	2012		402,462		200,000	(8)	293,190	217,645	458,807	49,828	75,029	1,696,961
PDC, and Senior Vice President Finance, Chief Financial Officer
and Treasurer of Appvion

Kevin M. Gilligan	2014		223,077	(9)	0		138,200	130,400	82,707	0	43,070	617,454
President, Paper Division of Appvion

Kerry S. Arent	2014		290,481	(1)	0		90,870	89,375	96,558	211,551	29,989	808,824
Senior Vice President, Human Resources	2013		283,462		0		82,940	87,750	19,956	27,753	102,774	604,635
of Appvion	2012		256,846		100,000	(8)	101,100	75,050	256,846	140,987	44,878	975,707

Tami L. Van Straten	2014		276,442	(1)	0		69,900	65,000	83,515	50,695	26,872	572,424
Vice President, General Counsel and	2013		243,846		0		60,320	70,200	15,606	0	52,149	442,121
Secretary of PDC, and Vice President,	2012	(10)	199,231		150,000	(8)	37,070	30,020	151,416	35,231	29,075	632,043
General Counsel and Secretary of Appvion

(1)Fiscal 2014 was a 53-week fiscal year for the Company, therefore, amounts shown in the Summary Compensation Table include 53 weeks for that year. Only Salary, All Other Compensation and Total Compensation were affected by the extra week.

(2) The LTIP grant date fair value is calculated based on a Black-Scholes valuation methodology. In 2012, the assumptions used for January 1, 2012 grant are: Expected life: 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant Maturities yield curve): 1.29%; Volatility (based on peer group volatility for previous 6.5 years): 44%. The LTIP grant as of January 1, 2012 is valued at $6.74 per share with a $15.01 per share grant price.

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

In 2014, there were grants on January 1 and July 1. Mr. Gilligan was the only NEO to receive a grant on July 1, 2014. The assumptions used for the January 1 grant are: Expected life: 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant maturities yield curve): 2.43%; Volatility (based on peer group volatility for previous 6.5 years): 39%. The LTIP grant as of January 1, 2014 is valued at $6.99 per share with a $16.25 per share grant price. The assumptions used for the July 1 grant are: Expected life: 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant maturities yield curve): 2.14%; Volatility (based on peer group volatility for previous 6.5 years): 39%. The LTIP grant as of July 1, 2014 is valued at $6.91 per share with a $16.30 per share grant price.

(3) Units awarded for January 1, 2012 under the RSU plan are valued at the grant price ($15.01 per share) multiplied by the number of units granted. The RSU grant as of January 1, 2013 is valued at $17.55 per share, the RSU grant as of January 1, 2014 is valued at $16.25 per share, the RSU grant as of July 1, 2014 is valued at $16.30 per share. The RSU units are valued, as of the Grant Date, at the most recent PDC stock price as determined by the semi-annual ESOP valuation.

(4)Non-equity performance-based incentive plan compensation consists of payments under Appvion’s Annual Incentive Plan. Amounts paid under the Annual Incentive Plan are determined based on EBITDAI, CCD, leadership goals (2012 and 2013) and safety goals (2014) and other extraordinary factors, positive or negative, determined by the CEO and the Compensation Committee. Amounts paid under the Annual Incentive Plan are earned in 2014 and paid in 2015. Although the leadership component of the annual incentive plan was earned in 2013, at the request of the named executive officers, the compensation committee did not grant any incentive payments for the leadership component of the plan. The named executive officers made this request due to EBITDAI performance results that were below threshold performance. The amounts forfeited were:  Mr. Richards ($302,000), Mr. Ferree ($80,008), Ms. Arent ($51,838), and Ms. Van Straten ($37,796).

(5)The valuation methods and material assumptions used in determining the change in pension value are discussed in detail in Note 15 of the Consolidated Financial Statements in Item 8, above.

(6)All other compensation for 2014 consists of the following for each named executive officer:

Mr. Richards: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $81,216, tax gross up on travel and entertainment for spouse to company events $1,100, travel and entertainment for spouse to company events $2,033, and executive life insurance $2,360.

Mr. Ferree: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $42,187, tax gross up on travel and entertainment for spouse to company events $1,320, travel and entertainment for spouse to company events $2,441and executive life insurance $2,104.

Mr. Gilligan: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $4,308, relocation assistance $35,699, tax gross up on relocation $1,577 and executive life insurance $1,486.

Ms. Arent: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $25,745 , tax gross up on travel and entertainment for spouse to company events $1,006, travel and entertainment for spouse to company events $1,859 and executive life insurance $1,380.

Ms. Van Straten: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan $22,819 and tax gross up on travel and entertainment for spouse to company events $1,423, travel and entertainment for spouse to company events $2,630.

(7)In 2012, the following executives deferred the following indicated amounts into the Nonqualified Excess plan: Mr. Richards ($117,877) and Ms. Arent ($35,206). In 2013, the following executives deferred the following amounts into the Nonqualified Excess plan: Mr. Richards ($320,000), Mr. Ferree ($276,416), and Ms. Arent ($178,423). In 2014, the following executives deferred the following amounts into the Nonqualified Excess plan: Mr. Richards ($110,720) and Ms. Arent ($4,989) These deferrals are also described in the Nonqualified Deferred Compensation table.

(8)In 2012, the following executives received a discretionary bonus amount: Mr. Richards 31%, Mr. Ferree 44%, Ms. Arent 39%, and Ms. Van Straten 99%. The discretionary bonus amount is represented as a percent of the earned incentive. The discretionary awards were made in accordance with the terms of the annual incentive plan

(9)Mr. Gilligan joined Appvion on June 9, 2014. His salary is pro-rated from his date of hire.

(10)Ms. Van Straten became a named officer in 2012.

Grants of Plan-Based Awards

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of
Name	Plan	Grant Date(1)	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Securities Underlying Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
Mark R. Richards	Annual Performance-Based Incentive Plan			80,000	800,000	1,600,000
	Long‑Term Incentive Plan	1/1/2014	2/21/2014				99,000	692,010
	Restricted Stock Unit Plan	1/1/2014	2/21/2014				41,500	674,375

Thomas J. Ferree	Annual Performance-Based Incentive Plan			25,920	259,200	518,400
	Long‑Term Incentive Plan	1/1/2014	2/21/2014				29,000	202,710
	Restricted Stock Unit Plan	1/1/2014	2/21/2014				12,000	195,000

Kevin M. Gilligan	Annual Performance-Based Incentive Plan			12,923	129,230	258,461
	Long‑Term Incentive Plan	7/1/2014	6/6/2014				20,000	138,200
	Restricted Stock Unit Plan	7/1/2014	6/6/2014				8,000	130,400

Kerry S. Arent	Annual Performance-Based Incentive Plan			15,675	156,750	313,500
	Long‑Term Incentive Plan	1/1/2014	2/21/2014				13,000	90,870
	Restricted Stock Unit Plan	1/1/2014	2/21/2014				5,500	89,375

Tami L. Van Straten	Annual Performance-Based Incentive Plan			13,750	137,500	275,000
	Long‑Term Incentive Plan	1/1/2014	2/21/2014				10,000	69,900
	Restricted Stock Unit Plan	1/1/2014	2/21/2014				4,000	65,000

(1)The Grant Date for units under the Company’s Long‑Term Incentive Plan reflects the date upon which the units were awarded to the named executive officer.

(2)All Non-Equity Incentive Plan awards are made under the Company’s Annual Incentive Plan. Projected payouts are based, or will be based, on Company financial performance and safety goals. The Threshold, Target and Maximum payouts stated are based on 2014 salaries for the Annual Incentive Plan. Actual amounts earned in 2014 and paid in 2015 are stated in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. Mr. Gilligan’s 2014 salary is prorated from his June 9, 2014 date of hire.

(3)Represents grants of units under the Company’s Long-Term Incentive Plan or Restricted Stock Unit Plan.

(4)The units granted under the Company’s LTIPs are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. Value is calculated using a Black-Scholes valuation methodology. The assumptions used for January 1 valuation are: Expected life: 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant maturities yield curve): 2.43%; Volatility (based on peer group volatility for previous 6.5 years): 39%. The LTIP grant as of January 1, 2014 is valued at $6.99 per share with a $16.25 per share grant price. The assumptions used for July 1 valuation are: Expected life: 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield: 0% (plan does not pay dividends); Risk Free Interest Rate (based on Treasury Constant maturities yield curve): 2.14%; Volatility (based on peer group volatility for previous 6.5 years): 39%. The LTIP grant as of July 1, 2014 is valued at $6.91 per share with a $16.30 per share grant price.  The RSU units are valued, as of the Grant Date, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The RSU grant as of July 1, 2014 is valued at $16.30 per share.

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

Cash Compensation Table

			Less Noncash Compensation
Name	Year	Total Compensation ($)(1)	Long‑Term Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	Other ($)(4)	Net Cash Compensation ($)
Mark R. Richards	2014	3,181,925	1,366,385	420,646	3,460	1,391,434
	2013	2,819,769	1,294,020	126,139	2,360	1,397,250
	2012	4,213,326	1,409,200	255,610	2,360	2,546,156

Thomas J. Ferree	2014	1,131,509	397,710	85,771	3,424	644,604
	2013	1,083,355	381,550	48,415	2,104	651,286
	2012	1,696,961	510,835	49,828	3,756	1,132,542

Kevin M. Gilligan	2014	617,454	268,600	0	3,063	345,791

Kerry S. Arent	2014	808,824	180,245	211,551	2,386	414,642
	2013	604,635	170,690	27,753	1,380	404,812
	2012	975,707	176,150	140,987	1,380	657,190

Tami L. Van Straten	2014	572,424	134,900	50,695	1,423	385,406
	2013	442,121	130,520	0	0	311,601
	2012	632,043	67,090	35,231	1,746	527,976

(1)Total Compensation includes the Annual Incentive Pay Plan. Amounts paid under the Annual Incentive Pay Plan are earned in year reported and paid in following year.

(2)Long Term Awards include LTIP Option Awards and RSU Option Awards.

(3)For 2013, the total reflects nonqualified deferred compensation earnings only since there was no increase in pension value.

(4)Tax gross ups and life insurance. The specific amount of life insurance for each executive is listed in the footnotes under the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

Awards in the table describe units issued under the Company’s Long-Term Incentive Plan (LTIP) in 2014 and prior years. Awards in the table describe units issued under the Company’s Restricted Stock Unit Plan (RSU) in 2014 and prior years.

LTIP Awards
Name	Grant	Number of Securities Underlying Unexercised Units	Number of Securities Underlying Unexercised Units	Grant Price ($)	Date Fully Vested(1)	Expiration Date(1)
	Date	Exercisable (#)	Unexercisable (#)
Mark R. Richards	01/01/14	0	99,000	16.25	01/01/17	01/01/24
	01/01/13	0	85,500	17.55	01/01/16	01/01/23
	01/01/12	120,000	0	15.01	01/01/15	01/01/22
	01/02/11	275,000	0	12.84	01/02/14	01/02/21
	01/01/09	155,000	0	21.43	01/01/12	01/01/19
	01/01/08	100,000	0	33.41	01/01/11	01/01/18
	01/01/07	90,000	0	33.62	01/01/10	01/01/17
	01/01/06	85,000	0	28.56	01/01/09	01/01/16
	07/01/05	85,000	0	27.77	07/01/08	07/01/15

Thomas J. Ferree	01/01/14	0	29,000	16.25	01/01/17	01/01/24
	01/01/13	0	25,000	17.55	01/01/16	01/01/23
	01/01/12	43,500	0	15.01	01/01/15	01/01/22
	01/02/11	75,000	0	12.84	01/02/14	01/02/21
	01/01/09	45,000	0	21.43	01/01/12	01/01/19
	01/01/08	31,000	0	33.41	01/01/11	01/01/18
	01/01/07	25,000	0	33.62	01/01/10	01/01/17

Kevin M. Gilligan	07/01/14	0	20,000	16.30	07/01/17	07/01/24

Kerry S. Arent	01/01/14	0	13,000	16.25	01/01/17	01/01/24
	01/01/13	0	11,000	17.55	01/01/16	01/01/23
	01/01/12	15,000	0	15.01	01/01/15	01/01/22
	01/02/11	10,000	0	12.84	01/02/14(2)	01/02/21
	07/01/09	14,000	0	18.87	07/01/12	07/01/19
	01/01/09	10,000	0	21.43	01/01/12	01/01/19
	01/01/08	5,000	0	33.41	01/01/11	01/01/18
	01/01/06	3,000	0	28.56	01/01/09	01/01/16
	07/01/05	2,000	0	27.77	07/01/08	07/01/15

Tami L. Van Straten	01/01/14	0	10,000	16.25	01/01/17	01/01/24
	01/01/13	0	8,000	17.55	01/01/16	01/01/23
	01/01/12	5,500	0	15.01	01/01/15	01/01/22
	01/02/11	0	0	12.84	01/02/14	01/02/21
	01/01/09	4,000	0	21.43	01/01/12	01/01/19
	01/01/08	3,000	0	33.41	01/01/11	01/01/18
	01/01/07	3,000	0	33.62	01/01/10	01/01/17
	01/01/06	3,000	0	28.56	01/01/09	01/01/16

RSU Awards
Name	Grant Date	Number of Underlying Securities That Have Not Vested (#)(3)	Market Value of Underlying Securities That Have Not Vested ($)(4)	Date Fully Vested
Mark R. Richards	01/01/14	41,500	456,500	01/01/17
	01/01/13	37,000	407,000	01/01/16
	01/01/12	40,000	440,000	01/01/15(5)

Thomas J. Ferree	01/01/14	12,000	132,000	01/01/17
	01/01/13	11,000	121,000	01/01/16
	01/01/12	14,500	159,500	01/01/15(5)

Kevin M. Gilligan	07/01/14	8,000	88,000	07/01/17

Kerry S. Arent	01/01/14	5,500	60,500	01/01/17
	01/01/13	5,000	55,000	01/01/16
	01/01/12	5,000	55,000	01/01/15(5)

Tami L. Van Straten	01/01/14	4,000	44,000	01/01/17
	01/01/13	4,000	44,000	01/01/16
	01/01/12	2,000	22,000	01/01/15(5)

(1)Employees are generally entitled to exercise any LTIP units only after holding the units for at least three years and for up to ten years from the date of grant.

(2)Ms. Arent exercised 8,500 units valued at $29,410 ($16.30 share price) in July 2014.

(3)RSU units are vested three years after the award date and paid at vesting.

(4)The market value of RSU units that have not vested was calculated by multiplying the number of units by the PDC stock price of $11.00 as of December 31, 2014 as determined by the semi-annual ESOP valuation.

(5)Vested RSUs as of December 31, 2014. Paid 2/6/15.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Mark R. Richards	Pension	6.0	191,070	0
	SERP	6.0	776,628	0

Thomas J. Ferree	Pension	4.4	160,497	0
	SERP	4.4	157,608	0

Kevin M. Gilligan(2)	Pension	0.0	0	0
	SERP	0.0	0	0

Kerry S. Arent	Pension	28.8	764,129	0
	SERP	28.8	58,140	0

Tami L. Van Straten	Pension	10.1	160,804	0
	SERP	10.1	0	0

(1)The valuation methods and material assumptions used in determining the present value of accumulated pension benefits are discussed in detail in Note 15 of the Consolidated Financial Statements in Item 8, above.

(2)Mr. Gilligan is not eligible for this benefit.

Pension Plan and Supplemental Executive Retirement Plan (“SERP”). The Company maintains a broad-based tax-qualified, noncontributory defined benefit pension plan for eligible salaried employees, referred to as the Pension Plan. Benefits under the Pension Plan vest after five years of service. Benefits are based on years of service and employee pay. The Company has also established the SERP to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations in the Pension Plan. Benefits under the Pension Plan are paid as annuities or a single lump sum following termination of employment. The lump sum option was added to the pension plan on December 1, 2014. Benefits under the SERP are paid as annuities only (except for small benefits defined as less than $20,000). The SERP benefit, when added to the Pension Plan benefit, provides a combined benefit equal to the benefit under the Pension Plan as if certain tax-qualified plan limitations did not apply. The total combined monthly benefit under the plans is equal to 1.0% of final average compensation up to Social Security covered compensation, plus 1.4% of final average compensation above Social Security covered compensation, multiplied by years of benefit service (limited to 35 years). Under the Pension Plan, the normal form of benefit is payable upon retirement at age 65 with 5 years of service. Benefit payments under the Pension Plan may begin as early as administratively possible following termination of employment. Benefit payments under the SERP must begin the later of age 55 or termination of employment. The benefit is actuarially reduced when payments begin earlier than age 62. In accordance with the terms of the plan, the Company provides an enhancement to the benefit for all eligible salaried employees when age plus service equals 65 or more at the time of termination. The pension benefits are based on years of credited service and the average annual compensation received during the highest five full consecutive calendar years of the last ten years prior to termination or March 1, 2011, whichever occurs first. Compensation covered by the plans includes base salary, incentive and deferred compensation.

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

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)(1)	Company Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2014 ($)
Mark R. Richards	110,720	57,816	218,254	0	2,251,929
Thomas J. Ferree	0	20,504	25,097	0	489,410
Kevin M. Gilligan	0	0	0	0	0
Kerry S. Arent	4,989	4,945	14,247	0	318,002
Tami L. Van Straten	0	2,408	0	0	28,532

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

Retirement Contribution Benefit and Excess Plan. As a replacement to the pension plan, any management employee hired on or after January 1, 2008, receives a contribution for future retirement benefits into the 401(k) fund of the Appvion Retirement Savings and Employee Stock Ownership Plan (KSOP). The contribution is a points-based formula ranging from 1% to 5% of total compensation based on the employee’s age and service and is the same benefit provided to other eligible employees.

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

The table below reflects the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment under various scenarios. The amounts shown assume that such termination would be effective December 31, 2014. These amounts are estimates. The actual amounts to be paid can only be determined at the time of a termination or a change of control.

Potential Payments upon Termination or Change of Control

Name	Termination Other Than for Misconduct or With Good Reason	COBRA Health Benefits ($)(1)	Outplacement Services ($)	Termination Protection Payments ($)(2)	Long-Term Incentive Plans ($)(3)	Company FICA To Be Paid ($)(4)	Tax Gross-Up Payments ($)	Total ($)
Mark R. Richards	Without Change of Control	19,915	9,500	1,692,800	0	24,546	0	1,746,761
	Within two years of Change of Control	26,554	9,500	5,276,800	863,500	89,034	0	6,265,388

Thomas J. Ferree	Without Change of Control	19,915	9,500	807,667	0	11,711	0	848,793
	Within two years of Change of Control	26,554	9,500	1,542,067	253,000	26,028	0	1,857,149

Kevin M. Gilligan	Without Change of Control	18,850	9,500	682,707	0	9,900	0	720,957
	Within two years of Change of Control	25,134	9,500	1,362,707	88,000	21,035	0	1,506,376

Kerry S. Arent	Without Change of Control	19,915	9,500	524,058	0	7,599	0	561,072
	Within two years of Change of Control	26,554	9,500	980,058	115,500	15,886	0	1,147,498

Tami L. Van Straten	Without Change of Control	12,567	5,000	303,515	0	4,401	0	325,483
	Within one year of Change of Control	25,134	9,500	908,515	88,000	14,449	0	1,045,598

(1)COBRA Health Benefits amounts stated in this table are based on cost of high deductible medical and comprehensive dental family plan options for Mr. Richards, Mr. Ferree, and Ms. Arent. Dental is not included for Mr. Gilligan or Ms. Van Straten.

(2)Includes Termination Protection Payments (or Enhanced Severance Payment for Ms. Van Straten) and prorated Annual Incentive.

(3)In the event of a change of control as defined in the Termination Protection Agreements, the LTIP and RSU become immediately exercisable. The amount reflects the value of all outstanding awards on December 31, 2014. The value of outstanding RSU units is determined by multiplying the number of units outstanding for each grant date by the PDC unit value on December 31, 2014. The value of outstanding LTIP units is determined by multiplying the number of units outstanding for each grant date by the change in unit value from the date of the grant to December 31, 2014.

(4)Assumes company Medicare rate at 1.45%.

Termination Protection Agreements. The Company has entered into Termination Protection Agreements with Mr. Richards, Mr. Ferree, Mr. Gilligan and Ms. Arent that comply with Section 409A of the Internal Revenue Code. The agreements provide that if, at any time other than within two years after a “change of control,” as defined below, the Company terminates the executive officer’s employment other than for misconduct, or “permanent disability,” as defined below, or the executive officer terminates employment for “good reason,” as defined below, then the executive officer will continue to receive payments in accordance with the Company’s normal payroll practices for 18 months following termination of employment at a rate equal to the executive officer’s base salary in effect on the date on which his or her employment terminates. The payments to the executive officer would be reduced after twelve months from the date of termination by amounts he or she earns through other employment during the remaining portion of the 18-month salary continuation period. The payments would cease completely if the executive officer, at any time, directly or indirectly (whether a shareholder, owner, partner, consultant, employee or otherwise) engaged in a competing business, referred to in the Termination Protection Agreements as a “major business,” as defined below.

If, within two years of a change of control, the Company terminates the executive officer’s employment other than for misconduct, or permanent disability, or he or she terminates for good reason, then he or she is entitled to a lump-sum cash payment. This payment will be equal to two times his or her annual base salary (2.99 times for the CEO), plus a multiple of two times his or her targeted incentive (2.99 times for the CEO) for the fiscal year in which his or her employment terminates, or if no such incentive has been established for the fiscal year of termination, then the incentive for the fiscal year prior to termination is used. The executive officer will also be entitled to a lump-sum cash payment representing a partial incentive for the year of termination, based on the number of days the executive officer worked for the Company in the year of termination. These agreements remain in effect for 24 months following a change of control unless the Company gives 18 months advance notice prior to a change of control.

The Company has entered into an enhanced severance agreement with Ms. Van Straten. The agreement provides that if the Company terminates Ms. Van Straten’s employment other than for misconduct or “permanent disability,” or if Ms. Van Straten terminates employment for “good reason,” as defined below, Ms. Van Straten will continue to receive payments in accordance with the Company’s normal payroll practices for 52 weeks. The first 26 weeks will be paid at a rate of 100% of base salary and the next 26 weeks will be paid at a rate of 60% of base salary. Ms. Van Straten is also entitled to a lump-sum cash payment representing a partial incentive for the year of termination, based on the number of full months Ms. Van Straten worked for the Company in the year of termination. This agreement remains in effect for 24 months following a change of control unless the Company gives 12 months advance notice prior to a change of control.

Whether or not an executive officer’s employment terminates within two years of a change of control, the executive officer would also receive his or her salary through the date of termination and all other amounts owed to the executive officer at the date of termination under the Company’s benefit plans. In addition, if the executive officer’s employment terminates as described in either of the preceding paragraphs, he or she would be entitled to reimbursement for outplacement services and continued health   (all named executive officers) and dental (Mr. Richards, Mr. Ferree, and Ms. Arent only) coverage for the executive officer and the executive officer’s family for the length of severance with a maximum of two years.

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

“Permanent disability” is defined in these agreements as any time an executive officer is entitled to receive benefits under the Corporation’s Long Term Disability Plan.

 “Good reason” is defined in these agreements as, prior to a change of control, without the executive officer’s consent, a reduction of 25% or more of the executive officer’s base salary, and after a change of control:

•a decrease in the executive officer’s position or responsibilities without his or her consent;

•failure to pay, or any material reduction of, the executive officer’s salary or incentive in effect immediately prior to a change of control;

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

2014 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Stephen P. Carter	55,000	55,000	110,000
Terry M. Murphy	70,000	55,000	125,000
Andrew F. Reardon	62,500	55,000	117,500
Kathi P. Seifert	65,000	55,000	120,000
Mark A. Suwyn	55,000	55,000	110,000
George W. Wurtz	55,000	55,000	110,000

(1)Non-employee directors are entitled to participate in the Company’s Nonqualified Excess Plan and may defer 100% of their fees. Mr. Murphy deferred $70,000 of his cash compensation into that plan.

(2)On January 2, 2014, each of the then non-employee directors were issued 1692.3 deferred compensation units valued at the December 31, 2013 share price of $16.25 per share ($27,500). On July 1, 2014, each of the then non-employee directors were issued 1687.1 deferred compensation units valued at the June 30, 2014 share price of $16.30 per share ($27,500). The amounts reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Codification Topic.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Appvion Employee Stock Ownership Trust owns beneficially and of record 100% of the issued and outstanding shares of PDC. PDC owns beneficially and of record 100% of the issued and outstanding shares of Appvion. Since May 28, 2014, the trustee of The Appvion Employee Stock Ownership Trust has been Argent Trust Co of Tennessee, whose address is P.O. 6075 Poplar Avenue, Suite 702, Memphis, Tennessee 38119. Prior to April 1, 2013, the trustee of The Appvion Employee Stock Ownership Trust was Reliance Trust Company since April 1, 2013. Prior to April 1, 2013, the trustee was State Street Global Advisors.

The following table sets forth as of December 31, 2014, the number of shares, if any, allocated to the accounts of the directors, the named executive officers and the directors and executive officers as a group in Appvion Stock Fund of the KSOP.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent
Mark R. Richards	22,818	*
Thomas J. Ferree	25,713	*
Kevin M. Gilligan	—
Kerry S. Arent	30,945	*
Tami L. Van Straten	10,695	*
Stephen P. Carter	—(2)	*
Terry M. Murphy	—(2)	*
Andrew F. Reardon	—(2)	*
Kathi P. Seifert	—(2)	*
Mark A. Suwyn	—(2)	*
George W. Wurtz	—(2)	*

All directors and executive officers as a group (11 persons)	90,171	1.25%

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

Item 13.          Certain Relationships and Related Transactions and Director Independence

None.

Item 14.          Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for both the audit of financial statements as of and for the years ended January 3, 2015 and December 28, 2013, and the review of the financial statements included in the Quarterly Reports on Form 10-Q and assistance with and review of documents filed with the SEC during those periods were $733,833 in 2014 and $689,857 in 2013. During both 2014 and 2013, PricewaterhouseCoopers LLP did not bill any aggregate fees for audit-related services.

Tax Fees. PricewaterhouseCoopers LLP did not bill any aggregate fees for tax services in 2014.  The aggregate fees billed by PricewaterhouseCoopers LLP for tax services were $42,693 in 2013. The 2013 fees relate to international operations as well as tax implications for refinancing debt.

All Other Fees. There were other fees of $1,800 in both 2014 and 2013 billed by PricewaterhouseCoopers LLP.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

	Report of Independent Registered Public Accounting Firm	41

	Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013	42

	Consolidated Statements of Comprehensive Income (Loss) for the years ended January 3, 2015, December 28, 2013 and December 31, 2011	43

	Consolidated Statements of Cash Flows for the years ended January 3, 2015, December 28, 2013 and December 29, 2012	44

	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income for the years ended January 3, 2015, December 28, 2013 and December 29, 2012	45
	Notes to Consolidated Financial Statements	46

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	118

(a)(2)	SCHEDULE I – Condensed Financial Information	119

	SCHEDULE II – Valuation and Qualifying Accounts	122

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

4.4

Second Lien Collateral Agreement, dated as of November 19, 2013,  \made by Appvion Canada, Ltd., and each other Grantor identified therein in favor of U.S. Bank National Association, as collateral agent. Incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed November 22, 2013.

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

10.8 10.9

Funding Agreement, effective as of September 20, 2014, between NCR Corporation, B.A.T. Industries, p.l.c., Appvion, Inc., Winward Prospects Ltd. and BTI 2014 LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014. †

Amended and Restated Trust Agreement for the Appvion, Inc. Employee Stock Ownership Trust, effective July 1, 2014.

10.10

Credit Agreement, dated as of June 28, 2013 among Appvion, Inc., as borrower, Paperweight Development Corp., as holdings, Jefferies Finance LLC, as administrative agent, and Fifth Third Bank, as revolver agent, swing line lender and L/C issuer. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed July 2, 2013.

10.10.1

First Amendment to Credit Agreement, dated as of November 11, 2013, among Appvion, Inc., as borrower, Paperweight Development Corp., as holdings, Jefferies Finance LLC, as administrative agent, and Fifth Third Bank, as revolver agent, swing line lender and L/C issuer. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed November 12, 2013.

10.11 10.12

Second Amendment to Credit Agreement, dated as of November 11, 2014, among Appvion, Inc., as borrower, Paperweight Development Corp., as holdings, Jefferies Finance LLC, as administrative agent, and Fifth Third Bank, as revolver agent, swing line lender and L/C issuer. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed November 12, 2014.

Guarantee and Collateral Agreement made by Paperweight Development Corp., Appvion, Inc., and certain of its subsidiaries, in favor of Jefferies Finance LLC, as administrative agent, dated as of June 28, 2013. Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed July 2, 2013.

10.13

Guarantee and Collateral Agreement made by Appvion Canada, Ltd., in favor of Jefferies Finance LLC, as administrative agent, dated as of June 28, 2013. Incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed July 2, 2013.

10.14

Appleton Papers Inc. New Deferred Compensation Plan, as amended on October 31, 2002, and restated effective as of November 9, 2001. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.(1)

10.15

The Executive Nonqualified Excess Plan of Appleton Papers Inc., as amended and restated on January 1, 2013. Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.(1)

10.15.1 10.15.2

Adoption Agreement, effective March 1, 2011, by Appleton Papers Inc. and Principal Life Insurance Company, as the provider. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2011. (1)

Resolutions by the Benefit Finance Committee of Appvion, Inc. dated November 24, 2014 amending the Appvion, Inc. Executive Nonqualified Excess Plan and the Adoption Agreement. (1)

10.16

Appleton Papers Inc. Supplemental Executive Retirement Plan, as amended through March 28, 2001. Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (1)

10.16.1 10.16.2

Amendment to the Appleton Papers Inc. Supplemental Executive Retirement Plan, effective January 1, 2009. Incorporated by reference to Exhibit 10.16.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

Amendment to the Appvion, Inc. Supplemental Executive Retirement Plan, effective December 1, 2014. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014. (1)

10.17	Form of Termination Protection Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)

10.17.1

Clarifying Amendment to Form of Termination Protection Agreement, effective November 11, 2010. Incorporated by reference to Exhibit 10.17.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)

10.18 10.19	Termination Protection Agreement for Kevin M. Gilligan dated effective June 9, 2014. (1) Form of Enhanced Severance Agreement, effective December 2, 2014. (1)

10.20

Termination Protection Agreement Amended and Restated for Mark R. Richards dated effective December 17, 2008. Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)

10.20.1

Clarifying Amendment to Termination Protection Agreement Amended and Restated for Mark R. Richards, effective November 11, 2010. Incorporated by reference to Exhibit 10.19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)

10.21

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

10.23

Security Holders Agreement by and between Paperweight Development Corp. and the Appleton Papers Inc. Employee Stock Ownership Trust, dated as of November 9, 2001. Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.24

Security Holders Agreement by and among Paperweight Development Corp., Appleton Investment Inc. and Appleton Papers Inc., dated as of November 9, 2001. Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on February 4, 2002.

10.25

Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan, amended and restated generally effective as of January 1, 2014. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014. (1)

10.26	Appvion, Inc. Retirement Plan, generally amended and restated effective January 1, 2015. (1)

10.27	Form of Non-Employee Director Deferred Compensation Agreement. Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006. (1)

10.28

Appleton Papers Inc. Long-Term Incentive Plan, as amended and restated, effective as of January 1, 2011. Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)

10.29

Appleton Papers Inc. Long-Term Performance Cash Plan, amended and restated, effective November 11, 2010. Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)

10.30	Appleton Papers Inc. Long Term Restricted Stock Unit Plan, revised and restated effective November 4, 2014. (1)

10.31

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

10.32

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

† Portions of the exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Act of 1934.

(1) Management contract or compensatory plan or arrangement.

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

PAPERWEIGHT DEVELOPMENT CORP.
By:	/s/ Mark R. Richards
Mark R. Richards President and Chief Executive Officer
Date:	March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MARK R. RICHARDS Mark R. Richards	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 13, 2015

/s/ THOMAS J. FERREE Thomas J. Ferree	Senior Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 13, 2015

/s/ JEFFREY J. FLETCHER Jeffrey J. Fletcher	Vice President, Controller and Assistant Treasurer	March 13, 2015

/s/ STEPHEN P. CARTER Stephen P. Carter	Director	March 13, 2015

/s/ TERRY M. MURPHY	Director	March 13, 2015
Terry M. Murphy

/s/ ANDREW F. REARDON	Director	March 13, 2015
Andrew F. Reardon

/s/ KATHI P. SEIFERT Kathi P. Seifert	Director	March 13, 2015

/s/ MARK A. SUWYN Mark A. Suwyn	Director	March 13, 2015

/s/ GEORGE W. WURTZ George W. Wurtz	Director	March 13, 2015

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Paperweight Development Corp.:

Our audits of the consolidated financial statements referred to in our report dated March 13, 2015 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 13, 2015

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

SCHEDULE I

PAPERWEIGHT DEVELOPMENT CORP.
CONDENSED BALANCE SHEETS
(dollars in thousands)

	January 3, 2015	December 28, 2013

ASSETS
Current assets
Other current assets	$—	$59,253
Total current assets	—	59,253

Other assets	12	12

Total assets	$12	$59,265

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED
OTHER COMPREHENSIVE INCOME
Current liabilities
Due to Appvion, Inc.	$—	$56,816
Total current liabilities	—	56,816
Investment in Appvion, Inc.	430,945	350,487
Redeemable common stock, $0.01 par value, shares
authorized: 30,000,000, shares issued and outstanding:
7,205,699 and 8,129,112, respectively	121,017	157,445
Accumulated deficit	(579,136)	(509,296)
Accumulated other comprehensive income	27,186	3,813

Total liabilities, redeemable common stock,
accumulated deficit and accumulated other
comprehensive income	$12	$59,265

The accompanying notes are an integral part of these condensed financial statements.

PAPERWEIGHT DEVELOPMENT CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in thousands)

	For the Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012

Loss (income) in equity investments	$92,772	$(17,275)	$148,451

(Loss) income before income taxes	(92,772)	17,275	(148,451)

Net (loss) income	(92,772)	17,275	(148,451)

Other comprehensive income (loss):
Changes in retiree plans	24,895	(1,511)	(4,812)
Realized and unrealized (losses) gains on derivatives	(1,522)	2	(2,890)
Total other comprehensive income (loss)	23,373	(1,509)	(7,702)

Comprehensive (loss) income	$(69,399)	$15,766	$(156,153)

The accompanying notes are an integral part of these condensed financial statements.

PAPERWEIGHT DEVELOPMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

For the Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net cash flows from operating activities	$—	$—	$—
Net cash flows from investing activities	—	—	—
Net cash flows from financing activities	—	—	—
Change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

Noncash investing and financing activities
Proceeds from issuance of redeemable common stock	$2,372	$2,910	$2,884
Payments to redeem common stock	$(18,164)	$(16,441)	$(14,070)

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

Certain of the Company’s debt agreements place restrictions on the ability of the Parent Company’s subsidiaries to transfer funds to the Parent Company in the form of cash dividends, loans, or advances. The types of restrictions vary depending on the nature and amount of the transfer. At January 3, 2015, $4.1 million of net assets of the Parent Company’s subsidiaries were subject to such restrictions.

For further information, reference should be made to the notes to the audited consolidated financial statements of the Company.

REDEEMABLE COMMON STOCK

For further information on proceeds from the issuance of redeemable common stock and payments to redeem common stock, refer to Note 21 of the notes to the audited consolidated financial statements of the Company.

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in thousands)

	Balance at	Charged To	Amounts Written
	Beginning	Costs and	Off Less	Balance at
Allowances for Losses on Accounts Receivable	of Period	Expenses	Recoveries	End of Period

December 29. 2012	1,186	193	(302)	1,077
December 28. 2013	1,077	(13)	(157)	907
January 3, 2015	907	56	(171)	792