Form 10-Q
period 2015-04-05
PAPERWEIGHT DEVELOPMENT CORP
filed 2015-05-15
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 5, 2015

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From            To             .

Commission file number: 333-82084-01

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

As of May 1, 2015, 7,205,699 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp. were held by non-affiliates.

Documents incorporated by reference: None.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	April 5, 2015	January 3, 2015

ASSETS
Current assets
Cash and cash equivalents	$2,303	$2,720
Accounts receivable, less allowance for doubtful accounts of $1,183 and $792, respectively	54,959	49,783
Inventories	92,137	94,290
Other current assets	5,031	6,809
Total current assets	154,430	153,602

Property, plant and equipment, net of accumulated depreciation of $481,601 and $476,214, respectively	231,965	236,437
Intangible assets, net	38,697	39,268
Other assets	20,455	19,961

Total assets	$445,547	$449,268

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$12,826	$4,825
Accounts payable	69,366	57,719
Accrued interest	9,554	2,616
Other accrued liabilities	44,431	59,249
Total current liabilities	136,177	124,409

Long-term debt	576,982	587,383
Postretirement benefits other than pension	31,715	31,604
Accrued pension	93,095	93,052
Other long-term liabilities	45,856	43,753
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 7,205,699	121,017	121,017
Accumulated deficit	(584,901)	(579,136)
Accumulated other comprehensive income	25,606	27,186
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$445,547	$449,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(dollars in thousands)

	For the	For the
	Three Months Ended	Three Months Ended
	April 5, 2015	March 30, 2014

Net sales	$195,596	$203,754

Cost of sales	156,564	157,499

Gross profit	39,032	46,255

Selling, general and administrative expenses	30,196	31,750

Operating income	8,836	14,505

Other expense
Interest expense	12,822	12,320
Foreign exchange loss	1,450	117
Other expense	255	—

(Loss) income before income taxes	(5,691)	2,068

Provision for income taxes	74	57

Net (loss) income	(5,765)	2,011

Other comprehensive loss:
Changes in retiree plans	(946)	(179)
Realized and unrealized losses
on derivatives	(634)	(532)
Total other comprehensive loss	(1,580)	(711)

Comprehensive (loss) income	$(7,345)	$1,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)

	April 5, 2015	March 30, 2014
Cash flows from operating activities:
Net (loss) income	$(5,765)	$2,011
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	6,881	6,783
Amortization of intangible assets	571	571
Amortization of financing fees	537	506
Amortization of debt discount	249	235
Employer 401(k) noncash matching contributions	696	639
Foreign exchange loss	1,480	133
Loss on disposals of equipment	11	—
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(6,507)	(6,016)
Inventories	2,173	(5,252)
Other current assets	1,769	455
Accounts payable and other accrued liabilities	(1,051)	14,173
Accrued pension	(612)	(6,101)
Other, net	124	(1,160)
Net cash provided by operating activities	556	6,977

Cash flows from investing activities:
Proceeds from sale of equipment	5	3
Additions to property, plant and equipment	(1,972)	(3,204)
Net cash used by investing activities	(1,967)	(3,201)

Cash flows from financing activities:
Payment of first lien term loan	(838)	(837)
Payments relating to capital lease obligations	(57)	(27)
Proceeds from revolving line of credit	73,500	97,400
Payments of revolving line of credit	(74,950)	(93,900)
Payments of State of Ohio loans	(361)	(344)
Payments to redeem common stock	—	(11)
Increase (decrease) in cash overdraft	3,730	(5,016)
Net cash provided (used) by financing activities	1,024	(2,735)

Effect of foreign exchange rate changes on cash and cash equivalents	(30)	(16)
Change in cash and cash equivalents	(417)	1,025
Cash and cash equivalents at beginning of period	2,720	1,800
Cash and cash equivalents at end of period	$2,303	$2,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income
Balance, January 3, 2015	7,205,699	$121,017	$(579,136)	$27,186

Net loss	—	—	(5,765)	—
Other comprehensive loss	—	—	—	(1,580)

Balance, April 5, 2015	7,205,699	$121,017	$(584,901)	$25,606

Balance, December 28, 2013	8,129,112	$157,445	$(509,296)	$3,813

Net income	—	—	2,011	—
Other comprehensive loss	—	—	—	(711)
Redemption of redeemable common stock	(695)	(19)	8	—
Change in fair value and accretion of redeemable common stock	—	3	(3)	—

Balance, March 30, 2014	8,128,417	$157,429	$(507,280)	$3,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments made for the fair statement of comprehensive (loss) income for the three months ended April 5, 2015 and March 30, 2014, the cash flows for the three months ended April 5, 2015 and March 30, 2014 and financial position at April 5, 2015 and January 3, 2015 were normal recurring adjustments.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes Appvion, Inc. and its 100%-owned subsidiaries (collectively “Appvion”) for each of the three years in the period ended January 3, 2015, which are included in the annual report on Form 10-K for the year ended January 3, 2015. The condensed consolidated balance sheet data as of January 3, 2015, contained within these condensed financial statements, was derived from the audited financial statements of PDC but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.ACCOUNTS RECEIVABLE SECURITIZATION

During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheets as of April 5, 2015 and January 3, 2015. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows for the three months ended April 5, 2015. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (30 days) of the related receivables. Trade receivables sold to the third-party financial institution, and being serviced by Appvion, Inc., totaled $41.3 million as of April 5, 2015 and $36.9 million as of January 3, 2015. Due to an average collection cycle of 30 days or less for such trade receivables, as well as Appvion’s collection history, the fair value of the deferred purchase price notes receivable approximates carrying value. The fair value of the deferred purchase price notes receivable recorded as of April 5, 2015 and January 3, 2015 was $19.8 million and $18.7 million, respectively, and is included in accounts receivable in the Condensed Consolidated Balance Sheets as of April 5, 2015 and January 3, 2015, respectively. Transaction costs totaling $0.7 million were deferred and recorded on the balance sheet as other long-term assets. They are being amortized over the three-year term of the securitization agreement. The remaining balance at April 5, 2015 is $0.5 million.

3.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of April 5, 2015		As of January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$30,995	$44,665	$30,472
Patents	6,158	6,158	6,158	6,158
Customer relationships	5,365	3,203	5,365	3,155
Subtotal	56,188	$40,356	56,188	$39,785
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$79,053		$79,053

Amortization expense for each of the three-month periods ended April 5, 2015 and March 30, 2014 was $0.6 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	April 5, 2015	January 3, 2015
Finished goods	$46,288	$46,680
Raw materials	20,613	22,993
Work in process	9,728	9,295
Stores and spare parts	15,508	15,322
	$92,137	$94,290

The stores and spare parts inventory is valued at average cost. All other inventories are valued using the first-in, first-out (“FIFO”) method.

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	April 5, 2015	January 3, 2015
Land and improvements	$9,810	$9,819
Buildings and improvements	135,265	135,308
Machinery and equipment	522,947	523,366
Software	34,253	34,429
Capital leases	860	860
Construction in progress	10,431	8,869
	713,566	712,651
Accumulated depreciation	(481,601)	(476,214)
	$231,965	$236,437

Depreciation expense for the three months ended April 5, 2015 and March 30, 2014 consists of the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
Depreciation Expense	April 5, 2015	March 30, 2014
Cost of sales	$6,084	$6,052
Selling, general and administrative expenses	797	731
	$6,881	$6,783

6.       OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (dollars in thousands):

	April 5, 2015	January 3, 2015
Deferred debt issuance costs	$11,148	$11,685
Other	9,307	8,276
	$20,455	$19,961

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the Condensed Consolidated Balance Sheet, consist of the following (dollars in thousands):

	April 5, 2015	January 3, 2015
Compensation	$6,151	$10,738
Trade discounts	10,148	12,740
Workers’ compensation	3,120	3,541
Accrued insurance	1,858	1,791
Other accrued taxes	865	1,543
Postretirement benefits other than pension	2,472	2,472
Fox River Funding Agreement	7,359	11,259
Other	12,458	15,165
	$44,431	$59,249

8.       NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items.” This guidance eliminates the concept of extraordinary items which required entities to separately classify, present and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, though early adoption is permitted provided the guidance is applied from the beginning of the year of adoption. An entity may apply the guidance prospectively and may also apply the guidance retrospectively to all prior periods presented in the financial statements. The Company is evaluating the effects, if any, the adoption will have on its consolidated financial statements.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This guidance limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that will have a major effect on an entity's operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed. ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. As required, the Company adopted this guidance for its fiscal year beginning January 4, 2015 and there was no impact to its consolidated financial statements as a result of adoption.

9.      EMPLOYEE BENEFITS

The components of net periodic pension cost associated with the defined benefit pension plans include the following (dollars in thousands):

I

	For the Three	For the Three
	Months Ended	Months Ended
Pension Benefits	April 5, 2015	March 30, 2014

Service cost	$1,503	$1,232
Interest cost	4,546	5,106
Expected return on plan assets	(5,876)	(5,834)
Amortization of prior service (credit) cost	(655)	122
Net periodic benefit (gain) cost	$(482)	$626

The Company does not expect to contribute any cash to its funded pension plan in 2015.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton, Ohio represented manufacturing employees, where a previously-negotiated collective bargaining agreement expired on April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where a previously-negotiated collective bargaining agreement expired on December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees at the Kansas City, Kansas distribution center and West Carrollton, Ohio plant, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. This resulted in a full withdrawal from the multi-employer plan, for which, the Company recorded a $7.0 million expense in third quarter 2012 representing its estimated cost to satisfy its complete withdrawal liability under the terms of the plan’s trust agreement. This was in addition to the $18.0 million partial withdrawal liability recorded during first quarter 2012 due to the workforce reduction at West Carrollton resulting from the cessation of papermaking activities. The estimated obligation for the complete withdrawal liability was derived from available information, including but not limited to collective bargaining agreements, plan trust agreements, participation agreements, Employee Retirement Income Security Act (“ERISA”) statutes, regulations and rulings, discussions with the plan trustee, and discussions with legal counsel. The recorded liability is the Company’s best estimate of the amount to satisfy the withdrawal liability, with a payment period that began January 2014 and could extend for up to 20 years, discounted in accordance with ASC Section 450-20-S99-1. Payments of $0.5 million were made during first quarter 2015, resulting in recorded interest expense of $0.3 million and a $0.2 million reduction of the reserve. Of the $23.9 million reserve, $0.8 million is classified as short-term and $23.1 million is classified as long-term within the Condensed Consolidated Balance Sheet at April 5, 2015.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The components of other postretirement benefit cost include the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
Other Postretirement Benefits	April 5, 2015	March 30, 2014

Service cost	$69	$77
Interest cost	320	362
Amortization of prior service credit	(291)	(301)
Net periodic benefit cost	$98	$138

11.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appvion, Inc. Long-Term Incentive Plan (“LTIP”). As of January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU"), and as amended effective January 1, 2015. Both plans utilize phantom units. The value of a unit in the LTIP is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. The value of a unit in the RSU is based on the value of PDC common stock, as determined by the ESOP trustee. As of the end of first quarter 2015, the fair market value of one share of PDC common stock was $11.00. All units under both the LTIP and RSU plans will vest immediately, and cash payment will be made, upon a change in control as defined in the plans.

As of year-end 2014, 103,000 RSU units became fully vested and exercisable. In accordance with the plan, payment for these RSU’s was made in February 2015. Also during first quarter 2015, 158,750 additional units were granted under the RSU plan. Due to terminations of employment, 9,400 unvested units were forfeited during the current year quarter. A balance of 376,325 RSU units remains as of April 5, 2015. Approximately $0.3 million of expense, related to this plan, was recorded during each of the three-month periods ended April 5, 2015 and March 30, 2014. During the first three months of 2015,  367,300 additional units were granted under the LTIP plan. There was no expense recorded for this plan during the three-month period ending April 5, 2015. Expense of approximately $0.4 million was recovered during the three-month period ended March 30, 2014.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Approximately $0.1 million was recorded as plan expense for the three-month period ended April 5, 2015. No expense was recorded in the quarter ended March 30, 2014.

12.      COMMITMENTS AND CONTINGENCIES

Lower Fox River

Appvion Caps Potential Liability.  On September 30, 2014, Appvion entered into a Funding Agreement with NCR Corporation (“NCR”), B.A.T. Industries, p.l.c. (“BAT”) and Windward Prospects Ltd (“Windward”) relating to clean-up costs for the Lower Fox River and certain potential future sites. Under the Funding Agreement, the parties paid the following amounts on September 30, 2014 toward historical Fox River Costs (as defined in the Funding Agreement) incurred by NCR through September 1, 2014:  BAT ‑ $77.08 million; Windward ‑ $10 million; and Appvion ‑ $6 million.  In addition, BTI 2014 LLC, a wholly‑owned subsidiary of BAT (“BTI”), is responsible for funding 50% of the Fox River Costs incurred by NCR after September 1, 2014.  The parties also agreed:  (a) to vigorously pursue reasonable claims and viable claims against certain third parties and to deposit any recoveries therefrom into BTI; and (b) that any funds remaining in BTI after paying BAT and NCR for any unreimbursed funding of Fox River Costs would be used to fund 60% of any Future Sites Costs, as defined in the Funding Agreement.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Subject to the limitations described below, Appvion agreed to assume the following additional funding obligations under the Funding Agreement:

(a)	$4 million was paid on February 2, 2015 toward Fox River Costs;
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
(b)	In no event will Appvion’s funding obligations for Future Sites Costs exceed $25 million (the “Appvion Future Sites Cap”); and
(c)

In no event will Appvion’s funding obligations under the Funding Agreement exceed $7.5 million during any calendar year (except for the payment of $4 million on February 2, 2015 and the payment of up to $7.5 million on September 1, 2015).

The parties to the Funding Agreement agree that they have no recourse against Appvion for any further liability relating to the Fox River or Future Sites beyond the Appvion Fox River Cap and the Appvion Future Sites Cap, respectively.

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

As a result of the Funding Agreement, $24.0 million of expense was recorded as selling, general and administrative expense in the Consolidated Statements of Comprehensive (Loss) Income for the year ended January 3, 2015. This represents the total of the four payments expected to be made with respect to Fox River costs, as discussed above, with the first payment made on September 30, 2014, the second payment made on February 2, 2015, the third payment is due September 1, 2015 and the last payment due September 1, 2016, discounted to reflect the long-term nature of the liability.  A short-term liability of $7.4 million is recorded in other accrued liabilities and a long-term liability of $7.0 million is recorded in other long-term liabilities on the Consolidated Balance Sheet as of April 5, 2015. The total of these liabilities will be accreted to the full liability of $25.0 million during the course of the payment schedule.

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

13.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $0.7 million and $0.6 million in each of the three-month periods ended April 5, 2015 and March 30, 2014, respectively. During the first three months of 2015, there were no changes to the number of outstanding shares of PDC redeemable common stock. During the first three months of 2014, as a result of hardship withdrawals, 695 shares of PDC redeemable common stock were repurchased at an aggregate price of approximately $11,000.

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

As of April 5, 2015, the fair market value of one share of PDC common stock was $11.00.  Based upon the estimated fair value of the redeemable common stock at April 5, 2015, an  ultimate redemption liability of approximately $79 million was determined. The redeemable common stock recorded book value as of April 5, 2015 was $121 million. As a result of there being no stock activity during the first quarter of 2015, there was no change in fair value and accretion of redeemable common stock.

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are designed to hedge the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $14.8 million as of April 5, 2015. These contracts have settlement dates extending through December 2015.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the collar price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At April 5, 2015, the hedged volumes of these contracts totaled 917,112 MMBTU (Million British Thermal Units) of natural gas. These contracts have settlement dates extending through December 2015.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	April 5, 2015	January 3, 2015
Foreign currency exchange derivatives	Accounts receivable	$913	$743
Interest rate swap	Other long-term liabilities	(4,155)	(3,366)

Not Designated as a Hedge

Natural gas collar	Other current liabilities	(962)	(1,279)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive (Loss) Income for the three months ended April 5, 2015 and March 30, 2014 and (gains) losses initially recognized in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of	For the Three	For the Three
	Comprehensive	Months Ended	Months Ended
	(Loss) Income	April 5,	March 30,
Designated as a Hedge	Location	2015	2014
Foreign currency exchange derivatives	Net sales	$(709)	$132

Gains recognized in accumulated
other comprehensive income		(703)	(148)

Interest rate swap	Interest expense	381	(27)

Losses recognized in accumulated
other comprehensive income		3,988	680

Not Designated as a Hedge
Natural gas collar/fixed swap	Cost of sales	248	(230)

For a discussion of the fair value of financial instruments, see Note 16, Fair Value Measurements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	April 5, 2015	January 3, 2015
Revolving credit facility at approximately 6.75%	$5,000	$6,450
Secured variable rate industrial development bonds, 0.3% average interest rate at
April 5, 2015, due in 2027	6,000	6,000
State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	2,790	3,075
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	1,337	1,413
Columbia County, Wisconsin municipal debt due December 2019	300	300
First lien term loan at 5.75%, due June 2019	329,975	330,813
Unamortized discount on first lien term loan, due June 2019	(2,456)	(2,588)
Second lien senior secured notes payable at 9.0% due June 2020	250,000	250,000
Unamortized discount on second lien senior secured notes payable, due June 2020	(3,138)	(3,255)
	589,808	592,208
Less obligations due within one year	(12,826)	(4,825)
	$576,982	$587,383

During the first three months of 2015, the Company made mandatory debt repayments of $0.4 million on its State of Ohio loans. It also made a mandatory repayment of $0.8 million on its first lien term loan. During the quarter, the Company borrowed $73.5 million and repaid $74.9 million on its revolving credit facility, leaving an outstanding balance at quarter-end of $5.0 million. Approximately $13.4 million of the revolving credit facility is used to support outstanding letters of credit.

On November 19, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities and reduce interest expense. The refinancing included the issuance of $250 million of second lien senior secured notes payable carrying an interest rate of 9.0%. The notes will mature on June 1, 2020. These second lien senior secured notes are unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. The notes are secured by a second-priority security interest in substantially all of the property and assets of Appvion and the debt guarantors. These liens are junior in priority to the liens on this same collateral securing the outstanding debt incurred under the credit agreement. The notes contain covenants customary for similar debt which restrict Appvion’s ability, as well as the ability of the guarantors, to sell or lease certain assets or merge or consolidate with or into other companies, incur additional debt or issue preferred shares, incur liens, pay dividends or make other distributions, make other restricted payments and investments, place restrictions on the ability of certain of Appvion’s subsidiaries to pay dividends or other payments to Appvion, enter into sale and leaseback transactions, amend particular agreements relating to Appvion’s transaction with its former parent Arjo Wiggins Appleton Limited and the ESOP and enter into transactions with certain affiliates.

On June 28, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities, reduce interest costs and increase financial flexibility and liquidity options. The refinancing included the execution of a credit agreement providing for a $100 million five-year revolving line of credit due June 2018 and a $335 million first lien term loan due June 2019. The revolving credit facility provides for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Appvion’s borrowings under the revolving credit facility bear interest at Appvion’s option at either base rate plus 3.5% or LIBOR plus 4.5%, per annum.

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

The credit agreement ranks senior in right of payment to all existing and future subordinated indebtedness of Appvion and is secured by security interests in substantially all of the property and assets of Appvion and the debt guarantors. As noted above, the maturity date of the revolving credit facility is June 28, 2018 and the maturity date of the first lien term loan is June 28, 2019. The credit agreement is unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. It contains negative covenants customary for similar credit facilities, which among other things, require Appvion to meet a consolidated leverage ratio if on the last day of a fiscal quarter, borrowings under the revolving credit facility exceed 25% of the revolving credit facility. Affirmative and negative covenants under the credit agreement further restrict Appvion’s ability and the ability of Appvion’s subsidiaries, subject to certain exceptions, to incur additional indebtedness and liens, engage in sale and leaseback transactions, make investments, make loans and advances, transact certain asset sales, engage in mergers, acquisitions, consolidations, liquidations and dissolutions, pay dividends or make other payments in respect of equity interests and other restricted payments, engage in certain transactions with affiliates, limit capital expenditures and make prepayments, redemptions and repurchases of other indebtedness.

         The Company was in compliance with all debt covenants at April 5, 2015, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

16.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	April 5, 2015		January 3, 2015
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
First lien term loan	$327,519	$297,223	$328,225	$323,098
Second lien notes payable	246,862	163,207	246,745	171,488
Revolving credit facility	5,000	5,000	6,450	6,450
State of Ohio loans	4,127	4,127	4,488	4,488
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	6,000	6,000	6,000	6,000
	$589,808	$475,857	$592,208	$511,824

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of fair value as of April 5, 2015 and January 3, 2015.

17.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest expense, foreign exchange loss and other expense. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the	For the
	Three Months Ended	Three Months Ended
	April 5, 2015	March 30, 2014
Net sales
Carbonless papers	$89,297	$88,008
Thermal papers	94,612	105,464
	183,909	193,472
Encapsys	15,764	14,540
Intersegment (A)	(4,077)	(4,258)
Total	$195,596	$203,754
Operating income (loss)
Carbonless papers	$8,839	$9,242
Thermal papers	(1,727)	3,718
	7,112	12,960
Encapsys	4,452	3,970
Unallocated corporate charges	(2,145)	(1,765)
Intersegment (A)	(583)	(660)
Total	$8,836	$14,505
Depreciation and amortization (B)
Carbonless papers	$3,479	$3,411
Thermal papers	3,177	3,213
	6,656	6,624
Encapsys	749	681
Unallocated corporate charges	47	49
Total	$7,452	$7,354

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to microencapsulated products provided internally for the production of carbonless papers.
(B)	Depreciation and amortization are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the three months ended April 5, 2015 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, January 3, 2015	$29,837	$(2,651)	$27,186

Other comprehensive loss before reclassifications	—	(306)	(306)
Amounts recorded in accumulated other
comprehensive income	(946)	(328)	(1,274)
Net other comprehensive loss	(946)	(634)	(1,580)
Balance, April 5, 2015	$28,891	$(3,285)	$25,606

The changes in accumulated other comprehensive income by component for the three months ended March 30, 2014 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 28, 2013	$4,942	$(1,129)	$3,813

Other comprehensive loss before reclassifications	—	(664)	(664)
Amounts recorded in accumulated other
comprehensive income	(179)	132	(47)
Net other comprehensive loss	(179)	(532)	(711)
Balance, March 30, 2014	$4,763	$(1,661)	$3,102

All amounts presented are net of tax.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Details about these reclassifications are as follows (dollars in thousands):

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income

				Affected Line Item
	For the Three	For the Three		in Consolidated
Details about Accumulated	Months Ended	Months Ended		Statements of
Other Comprehensive	April 5,	March 30,		Comprehensive
Income Components	2015	2014		(Loss) Income

Change in retiree plans
Amortization of prior service credit	$946	$179	(a)

Hedging activities
Foreign exchange contracts	709	(132)		Net sales
Interest Rate Swap	(381)	—		Interest
	328	(132)

Total reclassifications for the period	$1,274	$47

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

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC for the quarter ended April 5, 2015. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended January 3, 2015, the Consolidated Financial Statements and related Notes included therein.

Financial Highlights

First quarter 2015 net sales of $195.6 million were $8.2 million, or 4.0%, lower than first quarter 2014 net sales of $203.8 million. Encapsys net sales of $15.8 million were $1.3 million, or 9.0%, higher than first quarter 2014 net sales of $14.5 million. Encapsys net sales to external customers increased $1.4 million, or 13.6%. Net sales within the Company’s paper business decreased $9.6 million, or 4.9%. Current quarter thermal papers net sales of $94.6 million were $10.9 million lower. First quarter carbonless papers sales of $89.3 million were $1.3 million, or 1.5%, higher than first quarter 2014 net sales.

First quarter 2015 cost of sales of $156.6 million was $0.9 million lower than first quarter 2014 while the current quarter gross margin decreased to 19.9% from the prior year margin of 22.7%. Current quarter cost of sales included $2.1 million of additional manufacturing costs resulting from unplanned downtime of the recovery boiler and electrical substation at the Roaring Spring, Pennsylvania mill. Selling, general and administrative (“SG&A”) expenses were $1.6 million, or 5.0%, lower than the previous year quarter largely due to lower distribution costs.

The Company recorded a first quarter 2015 net loss of $5.8 million compared to net income of $2.0 million in first quarter 2014. Current year results include a $0.5 million increase in interest expense. Also during the first three months of 2015, the Company recorded an increase in foreign exchange loss of $1.3 million due to fluctuations in the Euro and Canadian dollar, as well as $0.3 million of expense associated with the securitization of accounts receivable.

Comparison of Unaudited Results of Operations for the Quarters Ended April 5, 2015 and March 30, 2014

	For the Quarter Ended
	April 5,	March 30,	Increase
	2015	2014	(Decrease)
	(dollars in millions)

Net sales	$195.6	$203.8	-4.0%
Cost of sales	156.6	157.5	-0.6%

Gross profit	39.0	46.3	-15.8%

Selling, general and administrative expenses	30.2	31.8	-5.0%

Operating income	8.8	14.5	-39.3%

Interest expense, net	12.8	12.3	4.1%
Other non-operating expense, net	1.7	0.1	nm

(Loss) income before income taxes	(5.7)	2.1	-371.4%
Provision for income taxes	0.1	0.1	-

Net (loss) income	$(5.8)	$2.0	-390.0%

Comparison as a percentage of net sales
Cost of sales	80.1%	77.3%	2.8%
Gross margin	19.9%	22.7%	-2.8%
Selling, general and administrative expenses	15.4%	15.6%	-0.2%
Operating margin	4.5%	7.1%	-2.6%
(Loss) income before income taxes	-2.9%	1.0%	-3.9%
Net (loss) income	-3.0%	1.0%	-4.0%

Net sales for first quarter 2015 were $195.6 million, a decrease of $8.2 million, or 4.0%, compared to the prior year period. Encapsys net sales of $15.8 million were $1.3 million, or 9.0%, higher than first quarter 2014 net sales of $14.5 million. Encapsys net sales to external customers increased $1.4 million, or 13.6%. Net sales within the Company’s paper business decreased $9.6 million, or 4.9%. Shipment volumes were approximately 1% lower than first quarter 2014.

First quarter 2015 operating income of $8.8 million was $5.7 million, or 39.3%, lower than first quarter 2014 operating income of $14.5 million. Current quarter financial results were negatively impacted by $6.8 million of unfavorable product pricing and mix, largely within the thermal papers business, and $1.5 million of retiree benefit plan mark-to-market loss previously capitalized at 2014 year-end. These were partially offset by a reduction in costs from manufacturing operations of $4.5 million, despite $2.1 million of additional manufacturing costs from unplanned downtime of the Roaring Spring recovery boiler and electrical substation.  Prior year operating income also included $2.7 million of retiree benefit plan mark-to-market gain previously capitalized at 2013 year-end. First quarter 2015 SG&A expenses were lower than the previous year quarter largely due to lower distribution costs. In addition, higher incentive and deferred compensation expense was more than offset by decreases in legal fees, pension expense, outsourcing costs and experimental expense.

For the first three months of 2015, the Company recorded a  net loss of $5.8 million. This compared to net income of $2.0 million in first quarter 2014. In addition to the items noted above, current quarter interest expense increased $0.5 million. Interest expense related to the first lien term loan was $0.4 million higher due to an interest rate swap used to fix the interest rate on $100.0 million of this debt. In addition, $0.2 million of interest accretion associated with the September 2014 Fox River Funding Agreement was recorded. These increases were partially offset by a $0.1 million decrease in interest expense on the revolving line of credit. During the first three months of 2015, the Company recorded increased foreign exchange loss of $1.3 million due to fluctuations in the Euro and Canadian dollar, as well as $0.3 million of expense associated with the securitization of accounts receivable.

Business Segment Discussion

Encapsys

•

Encapsys first quarter 2015 net sales of $15.8 million were 9.0% higher than first quarter 2014 net sales of $14.5 million. These first quarter 2015 net sales included sales to external customers of $11.7 million compared to external sales of $10.3 million recorded during the same period last year, an increase of 13.6%.

•

Encapsys first quarter 2015 operating income was $4.5 million compared to $4.0 million during the same quarter of 2014. Current quarter operating income from external sales was $3.9 million, compared to $3.3 million in 2014, and was positively impacted by improved product mix. This was offset slightly by an increase in SG&A expense.

Paper Business

During first quarter 2015, the paper business, which includes thermal papers and carbonless papers, recorded net sales of $183.9 million, which were $9.6 million lower than first quarter 2014 net sales. During this same period, the paper business reported operating income of $7.1 million compared to first quarter 2014 operating income of $13.0 million. The year-on-year operating income variance was the result of the following (dollars in millions):

Favorable manufacturing costs	$4.6
Lower SG&A and other	2.0
Lower shipment volumes	(0.7)
Retiree benefit plan mark-to-market loss	(4.2)
Unfavorable price and mix	(7.6)
$(5.9)

Thermal Papers

•

First quarter 2015 thermal papers net sales totaled $94.6 million, a decrease of $10.9 million, or 10.3%, compared to the same prior year period. Shipment volumes during the current quarter were approximately 3% lower than the same prior year period. Within the thermal papers business, first quarter 2015 shipments of tag, label and entertainment (“TLE”) were approximately 2% higher than first quarter 2014 shipments while current quarter shipments of receipt paper were nearly 9% lower than in 2014 due to continued foreign competition.

•

The thermal papers segment recorded an operating loss of $1.7 million for first quarter 2015. This compared to a first quarter 2014 operating income of $3.7 million. Current quarter operating results were negatively impacted by unfavorable pricing and product mix of $9.1 million, largely due to continued foreign competition. This was partially offset by a $4.4 million reduction in manufacturing costs and lower SG&A spending of $1.5 million.

Carbonless Papers

•

For the first three months of 2015, carbonless papers net sales totaled $89.3 million, an increase of $1.3 million, or 1.5%, over first quarter last year.  First quarter 2015 shipment volumes of carbonless sheets, security papers and specialty papers were approximately 7% higher than in first quarter 2014.

•

The carbonless papers segment recorded operating income of $8.8 million for first quarter 2015 compared to operating income of $9.2 million last year. Current quarter operating results included $2.1 million of additional manufacturing costs resulting from unplanned downtime of the recovery boiler and electrical substation at the Roaring Spring mill. This was offset by favorable pricing and product mix of $1.5 million and lower SG&A spending of $0.5 million.

Unallocated Corporate Charges

•	Unallocated corporate charges totaled $2.2 million in first quarter 2015 and $1.8 million in first quarter 2014. 22

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At April 5, 2015, the Company had $2.3 million of cash and approximately $81.6 million of unused borrowing capacity under its revolving credit facility. Based on the Company’s current leverage ratio, borrowings under its revolving credit facility are limited to $25 million in total on the last day of each fiscal quarter for 2015. The revolving credit facility had an outstanding balance of $5.0 million compared to $6.4 million at year-end 2014. Net debt (total debt less cash) decreased to $587.5 million compared to $589.5 million at year-end 2014.

The Company was in compliance with all debt covenants at April 5, 2015, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the covenants, the outstanding debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash provided by operating activities during the first three months of 2015 was $0.6 million compared to $7.0 million during the same three-month period last year. In addition to a net loss of $5.8 million, noncash charges totaling $10.4 million were recorded. Noncash charges included $7.5 million of depreciation and amortization, $1.5 million of foreign exchange loss, $0.7 million of noncash employer matching contributions to the KSOP and $0.7 million of other net noncash charges. During first quarter 2015, working capital increased by $3.6 million. This was largely the result of a $6.5 million increase in accounts receivable offset by a $2.2 million decrease in inventories and a $1.8 million decrease in other current assets.  Approximately half of the increase in accounts receivable related to international sales which have longer payment terms. Despite the increase in accounts receivable, days sales outstanding at the end of March 2015 were nearly two days lower than at year-end 2014.

Cash Flows from Investing Activities. During first quarter 2015, $2.0 million of cash was used for investing activities, all of which was for the acquisition of property, plant and equipment. This compares to $3.2 million used during first quarter 2014, all of which was used for the acquisition of property, plant and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities during first quarter 2015 was $1.0 million compared to $2.7 million of cash used during the prior year quarter. During the first quarter of 2015, the Company made mandatory debt repayments of $1.2 million on its first lien term loan and State of Ohio loans. Also during the current quarter, the Company repaid a net $1.4 million on its revolving credit facility. In addition, cash overdrafts increased $3.7 million during the first quarter of 2015. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

Collective Bargaining Agreements

Manufacturing employees at the Company’s major manufacturing facilities in Appleton, Wisconsin, Roaring Spring, Pennsylvania and West Carrollton, Ohio are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union. The labor agreement for represented employees at the Roaring Spring mill expired on November 17, 2014. On March 23, 2015, a new three-year agreement was approved effective through February 1, 2018. The labor agreement for represented employees at the West Carrollton plant was effective to April 1, 2015. On March 26, 2015, a new three-year agreement was approved effective through March 31, 2018. The labor agreement for represented employees at the Appleton plant expired on August 31, 2014. On April 30, 2015, a new three-year agreement was approved effective through August 31, 2017.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items.” This guidance eliminates the concept of extraordinary items which required entities to separately classify, present and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, though early adoption is permitted provided the guidance is applied from the beginning of the year of adoption. An entity may apply the guidance prospectively and may also apply the guidance retrospectively to all prior periods presented in the financial statements. The Company is evaluating the effects, if any, the adoption will have on its consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This guidance limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that will have a major effect on an entity's operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed. ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. As required, the Company adopted this guidance for its fiscal year beginning January 4, 2015 and there was no impact to its consolidated financial statements as a result of adoption.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10‑K for the year ended January 3, 2015. There have been no material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10‑K.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of April 5, 2015.

Changes in Internal Control over Financial Reporting

         There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Previously-Disclosed Material Weakness

As was previously reported in the quarterly report for the period ended September 28, 2014, management identified a material weakness in the Company’s internal controls over financial reporting as of September 28, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Prior to the completion of the Company’s remediation efforts as described below, the Company did not maintain effective internal control over the accuracy of its accounting for redeemable common stock. Specifically, the Company did not maintain effective controls to accurately determine whether redeemable common stock was currently redeemable and whether the valuation of redeemable common stock, including the calculation of the carrying amount of the redeemable common stock, was accurate. This material weakness resulted in the restatement of the Company’s consolidated financial statements for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, and the quarterly periods ended March 30, 2014, June 29, 2014, March 31, 2013, June 30, 2013 and September 29, 2013.

In response to the material weakness described above, during fourth quarter 2014, the Company designed and implemented new internal controls and enhanced certain existing internal controls to ensure the accuracy of its accounting for redeemable common stock, as follows:

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

•

Performed a thorough review of recently-issued accounting guidance to ensure that any new or modified generally accepted accounting principles related to employee stock ownership plans were appropriately researched and considered in order to understand the impact, if any, to the Company’s accounting for redeemable common stock. As of the quarter ended April 5, 2015, no significant changes were identified;

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

Based on the actions taken, and the testing and evaluation of the effectiveness of the controls listed above, management concluded that these controls are designed and operated effectively and concluded the material weakness described above has been remediated as of April 5, 2015.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding legal proceedings is contained in Note 12 to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

Item 1A.  Risk Factors

Other than with respect to the updated risk factors below, there have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended January 3, 2015.

Future greenhouse gas/carbon regulations or legislation and future Boiler Maximum Achievable Control Technology (“MACT”) regulations could adversely affect the Company’s costs of compliance with environmental laws.

In 2009, the EPA finalized its finding that greenhouse gas (“GHG”) emissions endanger the public health and welfare. Since then, the EPA has finalized rules to regulate GHG emissions under the federal Clean Air Act. Also in 2009, several bills were introduced in the U.S. Congress concerning climate change and the emission into the environment of carbon dioxide and other GHGs. If there is legislation, it may take the form of a cap and trade program and the Company may then be required, among other things, to purchase allowances or offsets to emit GHGs or other regulated pollutants or to pay taxes on such emissions. In April 2010, the EPA proposed three related air rules commonly known as the Industrial Boiler MACT under the Clean Air Act. These air rules were finalized by the EPA in December 2012. The Company has reviewed options available to comply with these rules.  The Company’s current estimate to implement the most viable option to comply with the regulations will result in capital spending of approximately $10 million.  However, the amount of capital spending ultimately incurred may differ. In addition, the timing of any additional capital spending is uncertain. The Company has received an extension until January 31, 2017 to achieve compliance with these rules. The majority of the expenditures are expected to occur during 2015 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change these estimates.

The Company has competitors in its various markets and it may not be able to maintain prices and margins for its products.

The Company faces strong competition in all of its business segments. Its competitors vary in size and the breadth of their product offerings and some of its competitors have significantly greater financial, technical and marketing resources than the Company. Regardless of the continuing quality of the Company’s primary products, the Company may be unable to maintain its prices or margins due to:

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

In each of its business segments, the Company competes based on a number of factors, including price, product availability, quality and customer service. Additionally, the Company competes with domestic producers and imports from Europe and Asia. In 2007, the Company filed anti-dumping petitions against imports of certain lightweight thermal paper from China, Germany and Korea and a countervailing duty petition against such imports from China. In 2008, the U.S Department of Commerce (“Department”) issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U.S. at prices below fair value, imposing final duties of 19.77% to 115.29%, and that German producers and exporters sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%. In addition, for all but one Chinese producer, the Department imposed countervailing duties of between 13.17% and 137.25%. In 2008, the U.S. International Trade Commission (“ITC”) determined that the U.S. industry producing LWTP is threatened with material injury due to unfairly traded imports from China and Germany, and final duties went into effect in 2008. These duties do not have a direct impact on the Company’s net income.

For each of the five 12-month periods following implementation of the final duties, the Company and the German manufacturer have filed requests for administrative review (“AR”) with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month AR period, resulting in a dumping margin of 3.77 percent for imports from the German manufacturer for the period from November 2008 to October 2009. In 2012, the Department issued a final determination in the second 12-month AR period, resulting in a dumping margin of 4.33% for imports from the German manufacturer for the period from November 2009 to October 2010. In April 2013, the Department issued a final determination in the third 12-month AR period, resulting in a dumping margin of 75.36% for imports from the German manufacturer for the period from November 2010 to October 2011. The third review determination was based on the Department’s finding that the German manufacturer knowingly and intentionally submitted fraudulent responses to the Department, and this determination was upheld by the U.S Court of International Trade (“CIT”) on September 3, 2014. Based on the fraud discovered during the third AR period, in June 2013, the U.S. Department of Justice sought and received from the CIT a remand of the final results of the second AR. After this remand, the Department issued a final redetermination on June 16, 2014 and changed the margin in the second AR from 4.33% to 75.36%. The German manufacturer has appealed each of the final review determinations.

As a result of the appeal of the first 12-month AR period determination, the CIT ordered the Department to reconsider its final results. On June 23, 2014, the Department determined, under protest of the CIT’s direction that the margin rate is de minimis (effectively zero). The CIT affirmed this redetermination on December 31, 2014. On June 11, 2014, the Department issued a final determination for the fourth 12-month AR period with a dumping margin of zero for imports from the German manufacturer for the period from November 2011 to October 2012. Appvion has appealed this final determination to the CIT. On March 31, 2015, the Department issued its final determination on the fifth AR period from November 2012 to October 2013 with a zero margin.

Finally, the Department and the ITC are required to conduct reviews five years after an anti-dumping or countervailing duties order is issued to determine whether revoking the order would be likely to lead to continuation or recurrence of dumping or subsidies and of material injury (“Sunset Review”). The Department upheld the continuation of the orders for another five years. On December 17, 2014, the ITC voted to extend the duties against imports from China for another five years. However, the ITC voted not to extend the duties against the German manufacturer for another 5 years.  Upon final resolution of the pending appeals, certain of the duties on German imports could be reduced, increased or eliminated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 3, 2015, as well as in the Quarterly Report on Form 10-Q for the current quarter ended April 5, 2015, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6 – Exhibits

10.1Resolutions by the Benefit Finance Committee of Appvion, Inc. dated March 31, 2015 amending the Appvion, Inc. Retirement Plan. (1)

10.2Consent to Action of the ESOP Administrative Committee of Appvion, Inc., amending the Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan effective January 1, 2015. (1)

31.1Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1Certification of Mark R. Richards, Chairman, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.2Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight   Development Corp., pursuant to 18 U.S.C. Section 1350.

101.insXBRL Instance Document

101.schXBRL Taxonomy Extension Schema

101.calXBRL Taxonomy Extension Calculation Linkbase

101.def XBRL Taxonomy Extension Definition Linkbase

101.labTaxonomy Extension Label Linkbase

101.pre Taxonomy Extension Presentation Linkbase

(1) Management Contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Dated: May 13, 2015	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)