Form 10-Q
period 2015-07-05
PAPERWEIGHT DEVELOPMENT CORP
filed 2015-08-14
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 5, 2015

OR

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

As of August 1, 2015,  6,956,365 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp. were held by non-affiliates.

Documents incorporated by reference: None.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	July 5, 2015	January 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$2,555	$2,720
Accounts receivable, less allowance for doubtful accounts of $1,179 and $792, respectively	44,118	49,783
Inventories	93,257	94,290
Other current assets	3,876	6,809
Total current assets	143,806	153,602

Property, plant and equipment, net of accumulated depreciation of $482,925 and $476,214, respectively	234,711	236,437
Intangible assets, net	38,126	39,268
Other assets	20,419	19,961

Total assets	$437,062	$449,268

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$7,826	$4,825
Accounts payable	71,877	57,719
Accrued interest	3,782	2,616
Other accrued liabilities	47,105	59,249
Total current liabilities	130,590	124,409

Long-term debt	587,930	587,383
Postretirement benefits other than pension	31,286	31,604
Accrued pension	93,141	93,052
Other long-term liabilities	46,169	43,753
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 6,956,365 and
7,205,699, respectively	121,020	121,017
Accumulated deficit	(597,708)	(579,136)
Accumulated other comprehensive income	24,634	27,186
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$437,062	$449,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(dollars in thousands)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014

Net sales	$177,939	$207,946	$373,535	$411,700

Cost of sales	144,108	162,763	300,672	320,262

Gross profit	33,831	45,183	72,863	91,438

Selling, general and administrative expenses	31,009	34,455	61,205	66,205

Operating income	2,822	10,728	11,658	25,233

Other expense
Interest expense	12,530	11,888	25,352	24,208
Foreign exchange (gain) loss	(242)	(5)	1,208	112
Other expense	265	97	520	97

(Loss) income before income taxes	(9,731)	(1,252)	(15,422)	816

Provision (benefit) for income taxes	76	(121)	150	(64)

Net (loss) income	(9,807)	(1,131)	(15,572)	880

Other comprehensive loss:
Changes in retiree plans	(946)	(181)	(1,892)	(360)
Realized and unrealized losses
gains on derivatives	(26)	(1,006)	(660)	(1,538)
Total other comprehensive loss	(972)	(1,187)	(2,552)	(1,898)

Comprehensive loss	$(10,779)	$(2,318)	$(18,124)	$(1,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands)

	July 5,	June 29,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(15,572)	$880
Adjustments to reconcile net (loss) income to net cash
(used) provided by operating activities:
Depreciation	13,680	13,780
Amortization of intangible assets	1,142	1,143
Amortization of financing fees	1,077	1,021
Amortization of debt discount	501	470
Employer 401(k) noncash matching contributions	1,091	1,275
Foreign exchange loss	1,238	114
Loss on disposals of equipment	11	163
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	3,757	17,163
Inventories	1,101	(3,052)
Other current assets	2,924	1,882
Accounts payable and other accrued liabilities	(10,141)	6,949
Accrued pension	(1,221)	(11,302)
Other, net	10	(1,809)
Net cash (used) provided by operating activities	(402)	28,677

Cash flows from investing activities:
Proceeds from sale of equipment	5	2,062
Additions to property, plant and equipment	(7,209)	(10,537)
Net cash used by investing activities	(7,204)	(8,475)

Cash flows from financing activities:
Debt acquisition costs	—	(185)
Payments of first lien term loan	(1,675)	(1,675)
Payments relating to capital lease obligations	(108)	(56)
Proceeds from revolving line of credit	161,200	195,450
Payments of revolving line of credit	(155,750)	(197,750)
Payments of State of Ohio loans	(728)	(693)
Proceeds from issuance of redeemable common stock	1,062	1,275
Payments to redeem common stock	(5,077)	(7,796)
Increase (decrease) in cash overdraft	8,547	(5,804)
Net cash provided (used) by financing activities	7,471	(17,234)

Effect of foreign exchange rate changes on cash and cash equivalents	(30)	(2)
Change in cash and cash equivalents	(165)	2,966
Cash and cash equivalents at beginning of period	2,720	1,800
Cash and cash equivalents at end of period	$2,555	$4,766

The accompanying notes are an integral part of these condensed consolidated financial statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income

Balance, January 3, 2015	7,205,699	$121,017	$(579,136)	$27,186

Net loss	—	—	(15,572)	—
Other comprehensive loss	—	—	—	(2,552)
Issuance of redeemable common stock	189,150	2,080	—	—
Redemption of redeemable common stock	(438,484)	(7,962)	2,885	—
Change in fair value and accretion of redeemable common stock	—	5,885	(5,885)	—

Balance, July 5, 2015	6,956,365	$121,020	$(597,708)	$24,634

Balance, December 28, 2013	8,129,112	$157,445	$(509,296)	$3,813

Net income	—	—	880	—
Other comprehensive loss	—	—	—	(1,898)
Issuance of redeemable common stock	153,873	2,506	—	—
Redemption of redeemable common stock	(477,077)	(9,052)	1,256	—
Change in fair value and accretion of redeemable common stock	—	241	(241)	—

Balance, June 29, 2014	7,805,908	$151,140	$(507,401)	$1,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments made for the fair statement of comprehensive loss for the three and six months ended July 5, 2015 and June 29, 2014, the cash flows for the six months ended July 5, 2015 and June 29, 2014 and financial position at July 5, 2015 and January 3, 2015 were normal recurring adjustments.

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

2.       ACCOUNTS RECEIVABLE SECURITIZATION

During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheets as of July 5, 2015 and January 3, 2015. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows for the six months ended July 5, 2015 and June 29, 2014. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (30 days) of the related receivables. Trade receivables sold to the third-party financial institution, and being serviced by Appvion, Inc., totaled $35.0 million as of July 5, 2015 and $36.9 million as of January 3, 2015. Due to an average collection cycle of 30 days or less for such trade receivables, as well as Appvion’s collection history, the fair value of the deferred purchase price notes receivable approximates carrying value. The fair value of the deferred purchase price notes receivable recorded as of July 5, 2015 and January 3, 2015 was $17.8 million and $18.7 million, respectively, and is included in accounts receivable in the Condensed Consolidated Balance Sheets as of July 5, 2015 and January 3, 2015, respectively. Transaction costs totaling $0.7 million were deferred and recorded on the balance sheet as other long-term assets. They are being amortized over the three-year term of the securitization agreement. The remaining balance at July 5, 2015 is $0.4 million.

3.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of July 5, 2015		As of January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$31,520	$44,665	$30,472
Patents	6,158	6,158	6,158	6,158
Customer relationships	5,365	3,249	5,365	3,155
Subtotal	56,188	$40,927	56,188	$39,785
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$79,053		$79,053

Amortization expense for the three and six months ended July 5, 2015 was $0.5 million and $1.1 million, respectively. Amortization expense for the three and six months ended June 29, 2014 was $0.5 million and $1.1 million, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	July 5, 2015	January 3, 2015
Finished goods	$50,903	$46,680
Raw materials	16,513	22,993
Work in process	10,755	9,295
Stores and spare parts	15,086	15,322
	$93,257	$94,290

The stores and spare parts inventory is valued at average cost. All other inventories are valued using the first-in, first-out (“FIFO”) method.

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	July 5, 2015	January 3, 2015
Land and improvements	$9,810	$9,819
Buildings and improvements	138,422	135,308
Machinery and equipment	524,136	523,366
Software	34,455	34,429
Capital leases	860	860
Construction in progress	9,953	8,869
	717,636	712,651
Accumulated depreciation	(482,925)	(476,214)
	$234,711	$236,437

Depreciation expense for the three and six months ended July 5, 2015 and June 29, 2014 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
Depreciation Expense	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Cost of sales	$5,993	$6,259	$12,077	$12,311
Selling, general and administrative expenses	806	738	1,603	1,469
	$6,799	$6,997	$13,680	$13,780

6.       OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (dollars in thousands):

	July 5, 2015	January 3, 2015
Deferred debt issuance costs	$10,608	$11,685
Other	9,811	8,276
	$20,419	$19,961

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the Condensed Consolidated Balance Sheet, consist of the following (dollars in thousands):

	July 5, 2015	January 3, 2015
Compensation	$8,848	$10,738
Trade discounts	11,308	12,740
Workers’ compensation	3,229	3,541
Accrued insurance	1,851	1,791
Other accrued taxes	1,324	1,543
Postretirement benefits other than pension	2,472	2,472
Fox River Funding Agreement	7,445	11,259
Other	10,628	15,165
	$47,105	$59,249

8.       NEW ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory.” This guidance requires that inventory measured using any method other than last-in, first-out or the retail inventory method shall be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. The amendments in this ASU are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This guidance provides a practical expedient to entities with a fiscal year-end that does not coincide with a month-end so as to permit the entity to measure defined benefit plan assets and obligations using the month-end closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should also be applied consistently to all plans if an entity has more than one plan. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This guidance provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers, the guidance requires five steps to be applied which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. In July 2015, the FASB announced that the effective date of this new revenue standard has been delayed by one year. Therefore, ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Early adoption is permitted but no earlier than the original effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

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

9.      EMPLOYEE BENEFITS

The components of net periodic benefit (gain) cost associated with the defined benefit pension plans include the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014

Service cost	$1,503	$1,232	$3,006	$2,464
Interest cost	4,546	5,106	9,092	10,212
Expected return on plan assets	(5,876)	(5,834)	(11,752)	(11,668)
Amortization of prior service (credit) cost	(655)	121	(1,310)	243
Net periodic benefit (gain) cost	$(482)	$625	$(964)	$1,251

The Company does not expect to contribute any cash to its funded pension plan in 2015.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton, Ohio represented manufacturing employees, where a previously-negotiated collective bargaining agreement expired on April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where a previously-negotiated collective bargaining agreement expired on December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees at the Kansas City, Kansas distribution center and West Carrollton, Ohio plant, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. This resulted in a full withdrawal from the multi-employer plan, for which, the Company recorded a $7.0 million expense in third quarter 2012 representing its estimated cost to satisfy its complete withdrawal liability under the terms of the plan’s trust agreement. This was in addition to the $18.0 million partial withdrawal liability recorded during first quarter 2012 due to the workforce reduction at West Carrollton resulting from the cessation of papermaking activities. The estimated obligation for the complete withdrawal liability was derived from available information, including but not limited to collective bargaining agreements, plan trust agreements, participation agreements, Employee Retirement Income Security Act (“ERISA”) statutes, regulations and rulings, discussions with the plan trustee and discussions with legal counsel. The recorded liability is the Company’s best estimate of the amount to satisfy the withdrawal liability, with a payment period that began January 2014 and could extend for up to 20 years, discounted in accordance with ASC Section 450-20-S99-1. Payments of $0.4 million and $0.9 million were made during second quarter 2015 and the first half of 2015, respectively, resulting in recorded interest expense of $0.2 million and $0.5 million for each of the two periods, respectively, and a $0.4 million reduction of the reserve since year-end 2014. Of the total $23.7 million reserve, $0.8 million is classified as short-term and $22.9 million is classified as long-term within the Condensed Consolidated Balance Sheet at July 5, 2015.

10.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The components of other postretirement benefit cost include the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014

Service cost	$69	$77	$138	$154
Interest cost	320	362	640	724
Amortization of prior service credit	(291)	(302)	(582)	(603)
Net periodic benefit cost	$98	$137	$196	$275

11.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appvion, Inc. Long-Term Incentive Plan (“LTIP”). As of January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU"). Both plans utilize phantom units. The value of a unit in the LTIP is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. The value of a unit in the RSU is based on the value of PDC common stock, as determined by the ESOP trustee. As of the end of second quarter 2015, the fair market value of one share of PDC common stock was $12.90. All units under both the LTIP and RSU plans will vest immediately, and cash payment will be made, upon a change in control as defined in the plans.

As of year-end 2014, 103,000 RSU units became fully vested and exercisable. In accordance with the plan, payment for these RSU’s was made in February 2015. During the first half of 2015, 159,750 additional units were granted under the RSU plan. Due to terminations of employment, 15,792 unvested units were forfeited during the first six months of 2015. A balance of 370,933 RSU units remains as of July 5, 2015. Approximately $0.7 million and $1.0 million of expense, related to this plan, was recorded during the three- and six-month periods ended July 5, 2015. Approximately $0.6 million and $0.9 million of expense, related to this plan, was recorded during the three- and six-month periods ended June 29, 2014. During the first six months of 2015, 369,800 additional units were granted under the LTIP plan. Approximately $0.1 million of expense, related to this plan, was recorded during the three- and six-month periods ended July 5, 2015. Approximately $0.5 million and $0.1 million of expense, related to this plan, was recorded during the three- and six-month periods ended June 29, 2014.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Approximately $0.3 million and $0.4 million of expense, related to this plan, was recorded during the three- and six-month periods ended July 5, 2015. Approximately $0.1 million was recorded as expense, related to this plan, during both the three- and six-month periods ended June 29, 2014.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As a result of the Funding Agreement, $24.0 million of expense was recorded as selling, general and administrative expense in the Consolidated Statements of Comprehensive (Loss) Income for the year ended January 3, 2015. This represents the total of the four payments expected to be made with respect to Fox River costs, as discussed above, with the first payment made on September 30, 2014, the second payment made on February 2, 2015, the third payment due September 1, 2015 and the last payment due September 1, 2016, discounted to reflect the long-term nature of the liability. A short-term liability of $7.5 million is recorded in other accrued liabilities and a long-term liability of $7.1 million is recorded in other long-term liabilities on the Condensed Consolidated Balance Sheet as of July 5, 2015. The total of these liabilities will be accreted to the full liability of $25.0 million during the course of the payment schedule.

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

13.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $0.4 million and $0.7 million for the three-month periods ended July 5, 2015 and June 29, 2014, respectively. The Company’s matching contributions charged to expense were $1.1 million and $1.3 million for the six-month periods ended July 5, 2015 and June 29, 2014, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 438,484 shares of PDC redeemable common stock were repurchased during the first six months of 2015 at an aggregate price of approximately $5.1 million. During the same period, the ESOP trustee purchased 96,574 shares of PDC redeemable common stock for an aggregate price of $1.1 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 92,576 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications and employee terminations, 477,077 shares of PDC redeemable common stock were repurchased during the first six months of 2014 at an aggregate price of approximately $7.8 million. During the same period, the ESOP trustee purchased 78,452 shares of PDC redeemable common stock for an aggregate price of $1.3 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 75,421 shares of redeemable common stock being issued.

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

As of July 5, 2015, the fair market value of one share of PDC common stock was $12.90.  Based upon the estimated fair value of the redeemable common stock at July 5, 2015, an ultimate redemption liability of approximately $90 million was determined. The redeemable common stock recorded book value as of July 5, 2015, was $121 million. The change in fair value and accretion of redeemable common stock was $5.9 million for the six months ended July 5, 2015.

Based upon the estimated fair value of the redeemable common stock at June 29, 2014, an ultimate redemption liability of approximately $127 million was determined. The redeemable common stock recorded book value as of June 29, 2014 was $151 million. The change in fair value and accretion of redeemable common stock was $0.2 million for the six months ended June 29, 2014.

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are designed to hedge the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $10.2 million as of July 5, 2015. These contracts have settlement dates extending through December 2015.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the collar price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At July 5, 2015, the hedged volumes of these contracts totaled 613,970 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2015.

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

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	July 5, 2015	January 3, 2015
Foreign currency exchange derivatives	Accounts receivable	$142	$743
Interest rate swap	Other long-term liabilities	(3,476)	(3,366)

Not Designated as a Hedge
Natural gas collar	Other current liabilities	(575)	(1,279)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended July 5, 2015 and June 29, 2014 and (gains) losses initially recognized in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of	For the Three	For the Three	For the Six	For the Six
	Comprehensive	Months Ended	Months Ended	Months Ended	Months Ended
	Loss	July 5,	June 29,	July 5,	June 29,
Designated as a Hedge	Location	2015	2014	2015	2014
Foreign currency exchange derivatives	Net sales	$(447)	$86	$(1,156)	$218

Gains recognized in
accumulated other
comprehensive income				(118)	(38)

Interest rate swap	Interest expense	259	12	640	(15)

Losses recognized in accumulated
other comprehensive income				3,430	2,705

Not Designated as a Hedge
Natural gas collar/fixed swap	Cost of sales	(40)	28	208	(202)

For a discussion of the fair value of financial instruments, see Note 16, Fair Value Measurements.

15.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	July 5, 2015	January 3, 2015
Revolving credit facility at approximately 6.75%	$11,900	$6,450
Secured variable rate industrial development bonds, 0.3% average interest rate at
July 5, 2015, due in 2027	6,000	6,000
State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	2,500	3,075
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	1,260	1,413
Columbia County, Wisconsin municipal debt due December 2019	300	300
First lien term loan at 5.75%, due June 2019	329,138	330,813
Unamortized discount on first lien term loan, due June 2019	(2,324)	(2,588)
Second lien senior secured notes payable at 9.0%, due June 2020	250,000	250,000
Unamortized discount on second lien senior secured notes payable, due June 2020	(3,018)	(3,255)
	595,756	592,208
Less obligations due within one year	(7,826)	(4,825)
	$587,930	$587,383

During the first six months of 2015, the Company made mandatory debt repayments of $0.7 million on its State of Ohio loans. It also made total mandatory repayments of $1.7 million on its first lien term loan. During the first six months of the current year, the Company borrowed $161.2 million and repaid 155.8 million on its revolving credit facility, leaving an outstanding balance at quarter-end of $11.9 million. Approximately $13.6 million of the revolving credit facility is used to support outstanding letters of credit.

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

         The Company was in compliance with all debt covenants at July 5, 2015, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	July 5, 2015		January 3, 2015
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
First lien term loan	$326,814	$304,623	$328,225	$323,098
Second lien notes payable	246,982	161,156	246,745	171,488
Revolving credit facility	11,900	11,900	6,450	6,450
State of Ohio loans	3,760	3,760	4,488	4,488
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	6,000	6,000	6,000	6,000
	$595,756	$487,739	$592,208	$511,824

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

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable and accounts payable were reasonable estimates of fair value as of July 5, 2015 and January 3, 2015.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

17.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers, thermal papers and Encapsys®. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest expense, foreign exchange (gain) loss and other expense. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Net sales
Carbonless papers	$83,159	$87,594	$172,456	$175,602
Thermal papers	82,999	110,892	177,611	216,356
	166,158	198,486	350,067	391,958
Encapsys	15,435	13,590	31,199	28,130
Intersegment (A)	(3,654)	(4,130)	(7,731)	(8,388)
Total	$177,939	$207,946	$373,535	$411,700
Operating income (loss)
Carbonless papers	$6,810	$4,811	$15,649	$14,053
Thermal papers	(4,355)	6,637	(6,082)	10,355
	2,455	11,448	9,567	24,408
Encapsys	4,106	3,070	8,558	7,040
Unallocated corporate charges	(3,258)	(3,269)	(5,403)	(5,034)
Intersegment (A)	(481)	(521)	(1,064)	(1,181)
Total	$2,822	$10,728	$11,658	$25,233
Depreciation and amortization (B)
Carbonless papers	$3,485	$3,341	$6,964	$6,752
Thermal papers	3,180	3,435	6,357	6,648
	6,665	6,776	13,321	13,400
Encapsys	662	744	1,411	1,425
Unallocated corporate charges	43	49	90	98
Total	$7,370	$7,569	$14,822	$14,923

(A)	Intersegment represents the portion of the Encapsys segment financial results relating to microencapsulated products provided internally for the production of carbonless papers.

(B)	Depreciation and amortization are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the six months ended July 5, 2015 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, January 3, 2015	$29,837	$(2,651)	$27,186

Other comprehensive loss before reclassifications	—	(144)	(144)
Amounts recorded in accumulated other
comprehensive income	(1,892)	(516)	(2,408)
Net other comprehensive loss	(1,892)	(660)	(2,552)
Balance, July 5, 2015	$27,945	$(3,311)	$24,634

The changes in accumulated other comprehensive income by component for the six months ended June 29, 2014 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 28, 2013	$4,942	$(1,129)	$3,813

Other comprehensive loss before reclassifications	—	(1,756)	(1,756)
Amounts recorded in accumulated other
comprehensive income	(360)	218	(142)
Net other comprehensive loss	(360)	(1,538)	(1,898)
Balance, June 29, 2014	$4,582	$(2,667)	$1,915

All amounts presented are net of tax.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Details about these reclassifications are as follows (dollars in thousands):

	Amounts Reclassified from
	Accumulated Other
	Comprehensive Income

	For the Three	For the Three	For the Six	For the Six		Affected Line Item
Details about Accumulated	Months Ended	Months Ended	Months Ended	Months Ended		in Consolidated
Other Comprehensive	July 5,	June 29,	July 5,	June 29,		Statements of
Income Components	2015	2014	2015	2014		Comprehensive Loss

Change in retiree plans
Amortization of prior service credit	$946	$181	$1,892	$360	(a)

Hedging activities
Foreign exchange contracts	$447	$(86)	$1,156	$(218)		Net sales
Interest rate swap	(259)	—	(640)	—		Interest
	$188	$(86)	$516	$(218)

Total reclassifications for the period	$1,134	$95	$2,408	$142

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit (gain) cost. See Note 9, Employee Benefits, and Note 10, Postretirement Benefit Plans other than Pensions.

All amounts presented are net of tax.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

19.      SUBSEQUENT EVENT

On August 3, 2015, Appvion completed the sale of the assets primarily used in the development, manufacture and sale of microencapsulation materials by the Encapsys segment of the Company (the “Encapsys Business”) to Rise Acquisition LLC (“Rise”), a Delaware limited liability company and an affiliate of Sherman Capital Holdings LLC, a Delaware limited liability company, for an aggregate purchase price of $208 million in cash, subject to working capital adjustments, and the assumption of certain liabilities (the “Sale”). Expenses of the Sale are approximately $8 million. Of the $200 million of net proceeds, $165 million was used immediately to repay a portion of long-term debt. Remaining proceeds of $35 million are held as restricted cash and will be used within one year of this transaction for the specific purpose of capital investment, including potential acquisitions, and/or further debt reduction. The estimated carrying value of the net assets sold is $11.9 million.

In connection with the Sale, Appvion and Rise entered into certain other agreements, including a Supply Agreement, by which Rise will supply Appvion with all of its microencapsulation product requirements for a ten-year term subject to renewal, and a Transition Services Agreement, by which Appvion will provide certain transition services to Rise for up to three years. Additionally, Appvion and Rise entered into a lease agreement, by which Appvion will lease a portion of its facilities in Appleton, Wisconsin to Rise for a three-year term, as well as a Patent License Agreement with respect to certain shared patents related to the Encapsys Business and Appvion’s retained paper businesses.

In addition, on August 3, 2015, Appvion, Paperweight and Jefferies Finance LLC, as administrative agent, and certain lenders entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement (the “Credit Agreement”) dated June 28, 2013. The Third Amendment became effective simultaneously with the closing of the Sale. Upon its effectiveness, the Third Amendment, among other things, (i) permitted the Company to consummate the Sale of the Encapsys Business and provided for the corresponding release of liens on the Encapsys Business, (ii) required that $165 million of the net proceeds be applied to prepay the revolving credit loans and the term loans under the Credit Agreement and provided that the remainder of the proceeds be reinvested or otherwise applied to further prepay indebtedness in accordance with the Credit Agreement, (iii) provided for a permanent reduction of the revolving credit facility commitments from $100,000,000 to $75,000,000, (iv) required the payment of a consent fee equal to 0.175% of the aggregate principal amount of loans and commitments held by each consenting lender, (v) added a pricing grid providing that at any time after the fiscal year ended 2015 (x) if the reported consolidated first lien leverage ratio is greater than 3.00 to 1.00, the applicable margin on Eurodollar loans would increase from 4.5% per annum to 5.0% per annum and the applicable margin on base rate loans would increase from 3.5% per annum to 4.0% per annum and (y) if the reported consolidated first lien leverage ratio is less than or equal to 3.00 to 1.00, the applicable margin on Eurodollar loans would decrease back to 4.5% per annum and the applicable margin on base rate loans would decrease back to 3.5% per annum and (vi) further conformed certain terms and covenants under the Credit Agreement to account for the Sale of the Encapsys Business and the transactions contemplated.

The Third Amendment also removed the maximum consolidated leverage covenant and added (i) a maximum consolidated first lien leverage covenant that requires maintenance of a consolidated first lien leverage ratio, initially, of not more than 3.50 to 1.00, and on and after the third fiscal quarter of 2016, of not more than 3.25 to 1.00 and on and after the third fiscal quarter of 2017, of not more than 3.00 to 1.00 and (ii) a minimum consolidated fixed charge coverage covenant that requires maintenance of a consolidated fixed charge coverage ratio, initially, of not less than 0.95 to 1.00 and on and after the first fiscal quarter of 2016, of not less than 1.00 to 1.00.

Lastly, effective August 3, 2015, the Company entered into an Amended and Restated Employee Stock Ownership Trust Agreement (“Trust Agreement”) with Argent Trust Company, in its capacity as trustee (the “ESOP Trustee”) of the Appvion, Inc. Employee Stock Ownership Trust (the “ESOP”). The Trust Agreement amendments are primarily to define the ESOP Trustee as the named fiduciary under the Trust, as well as provide the ESOP Trustee with full discretionary authority, unless expressly excepted and directed by the Company’s ESOP Administrative Committee.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%‑owned subsidiaries. It includes Appvion, Inc. and its 100%-owned subsidiaries (collectively “Appvion”).

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC for the quarter ended July 5, 2015. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended January 3, 2015, the Consolidated Financial Statements and related Notes included therein.

Sale of the Encapsys Business

On August 3, 2015, Appvion completed the sale of the assets primarily used in the development, manufacture and sale of microencapsulation materials by the Encapsys segment of the Company (the “Encapsys Business”) to Rise Acquisition LLC (“Rise”), a Delaware limited liability company and an affiliate of Sherman Capital Holdings LLC, a Delaware limited liability company, for an aggregate purchase price of $208 million in cash, subject to working capital adjustments, and the assumption of certain liabilities (the “Sale”). Expenses of the Sale are approximately $8 million. Of the $200 million of net proceeds, $165 million was used immediately to repay a portion of long-term debt. Remaining proceeds of $35 million are held as restricted cash and will be used within one year of this transaction for the specific purpose of capital investment, including potential acquisitions, and/or further debt reduction. The estimated carrying value of the net assets sold is $11.9 million.

In connection with the Sale, Appvion and Rise entered into certain other agreements, including a Supply Agreement, by which Rise will supply Appvion with all of its microencapsulation product requirements for a ten-year term subject to renewal, and a Transition Services Agreement, by which Appvion will provide certain transition services to Rise for up to three years. Additionally, Appvion and Rise entered into a lease agreement, by which Appvion will lease a portion of its facilities in Appleton, Wisconsin to Rise for a three-year term, as well as a Patent License Agreement with respect to certain shared patents related to the Encapsys Business and Appvion’s retained paper businesses.

Executed Third Amendment to the Credit Agreement

On August 3, 2015, Appvion, Paperweight and Jefferies Finance LLC, as administrative agent, and certain lenders entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement (the “Credit Agreement”) dated June 28, 2013. The Third Amendment became effective simultaneously with the closing of the Sale. Upon its effectiveness, the Third Amendment, among other things, (i) permitted the Company to consummate the Sale of the Encapsys Business and provided for the corresponding release of liens on the Encapsys Business, (ii) required that $165 million of the net proceeds be applied to prepay the revolving credit loans and the term loans under the Credit Agreement and provided that the remainder of the proceeds be reinvested or otherwise applied to further prepay indebtedness in accordance with the Credit Agreement, (iii) provided for a permanent reduction of the revolving credit facility commitments from $100,000,000 to $75,000,000, (iv) required the payment of a consent fee equal to 0.175% of the aggregate principal amount of loans and commitments held by each consenting lender, (v) added a pricing grid providing that at any time after the fiscal year ended 2015 (x) if the reported consolidated first lien leverage ratio is greater than 3.00 to 1.00, the applicable margin on Eurodollar loans would increase from 4.5% per annum to 5.0% per annum and the applicable margin on base rate loans would increase from 3.5% per annum to 4.0% per annum and (y) if the reported consolidated first lien leverage ratio is less than or equal to 3.00 to 1.00, the applicable margin on Eurodollar loans would decrease back to 4.5% per annum and the applicable margin on base rate loans would decrease back to 3.5% per annum and (vi) further conformed certain terms and covenants under the Credit Agreement to account for the Sale of the Encapsys Business and the transactions contemplated.

The Third Amendment also removed the maximum consolidated leverage covenant and added (i) a maximum consolidated first lien leverage covenant that requires maintenance of a consolidated first lien leverage ratio, initially, of not more than 3.50 to 1.00, and on and after the third fiscal quarter of 2016, of not more than 3.25 to 1.00 and on and after the third fiscal quarter of 2017, of not more than 3.00 to 1.00 and (ii) a minimum consolidated fixed charge coverage covenant that requires maintenance of a consolidated fixed charge coverage ratio, initially, of not less than 0.95 to 1.00 and on and after the first fiscal quarter of 2016, of not less than 1.00 to 1.00.

Amendment to Employee Stock Ownership Trust Agreement

Effective August 3, 2015, the Company entered into an Amended and Restated Employee Stock Ownership Trust Agreement (“Trust Agreement”) with Argent Trust Company, in its capacity as trustee (the “ESOP Trustee”) of the Appvion, Inc. Employee Stock Ownership Trust (the “ESOP”). The Trust Agreement amendments are primarily to define the ESOP Trustee as the named fiduciary under the Trust, as well as provide the ESOP Trustee with full discretionary authority, unless expressly excepted and directed by the Company’s ESOP Administrative Committee.

Financial Highlights

Second quarter 2015 net sales of $177.9 million were $30.0 million, or 14.4%, lower than second quarter 2014 net sales largely due to lower shipment volumes and unfavorable product pricing. Net sales within the Company’s paper business decreased $32.3 million, or 16.3%. Current quarter thermal papers net sales of $83.0 million were $27.9 million lower. Second quarter carbonless papers sales of $83.2 million were $4.4 million, or 5.1%, less than second quarter 2014 net sales. Encapsys® net sales of $15.4 million were $1.8 million, or 13.6%, higher than second quarter 2014 net sales of $13.6 million.

Second quarter 2015 cost of sales of $144.1 million was $18.6 million lower than second quarter 2014 while the current quarter gross margin decreased to 19.0%, from the prior year margin of 21.7%, partly due to continued unfavorable pricing in the thermal papers business. Current quarter cost of sales included $2.4 million of additional expense associated with extending annual maintenance downtime taken at the Roaring Spring, Pennsylvania mill by two weeks to make necessary repairs to the recovery boiler. Second quarter manufacturing costs were lower by $9.1 million, compared to the same prior year period, due to improved operating performance and cost savings initiatives. Current quarter selling, general and administrative (“SG&A”) expenses were $3.5 million, or 10.1%, lower than the previous year quarter largely due to lower distribution costs, as well as lower compensation and pension expenses, offsetting $0.8 million of transaction costs incurred during the quarter.

The Company recorded a second quarter 2015 net loss of $9.8 million compared to a net loss of $1.1 million in second quarter 2014. Current year results included a $0.7 million increase in interest expense.

Comparison of Unaudited Results of Operations for the Quarters Ended July 5, 2015 and June 29, 2014

	For the Quarter Ended
	July 5,	June 29,	Increase
	2015	2014	(Decrease)

	(dollars in millions)

Net sales	$177.9	$207.9	-14.4%
Cost of sales	144.1	162.7	-11.4%

Gross profit	33.8	45.2	-25.2%

Selling, general and administrative expenses	31.0	34.5	-10.1%

Operating income	2.8	10.7	-73.8%

Interest expense, net	12.5	11.8	5.9%
Other non-operating expense, net	-	0.1	-100.0%

Loss before income taxes	(9.7)	(1.2)	nm
Provision (benefit) for income taxes	0.1	(0.1)	200.0%

Net loss	$(9.8)	$(1.1)	nm

Comparison as a percentage of net sales
Cost of sales	81.0%	78.3%	2.7%
Gross margin	19.0%	21.7%	-2.7%
Selling, general and administrative expenses	17.4%	16.6%	0.8%
Operating margin	1.6%	5.1%	-3.5%
Loss before income taxes	-5.5%	-0.6%	-4.9%
Net loss	-5.5%	-0.5%	-5.0%

Net sales for second quarter 2015 were $177.9 million, a decrease of $30.0 million, or 14.4%, compared to the prior year period. Net sales within the Company’s paper business of $166.2 million decreased $32.3 million, or 16.3%. Shipment volumes were approximately 11% lower than second quarter 2014. Encapsys net sales of $15.4 million were $1.8 million, or 13.6%, higher than second quarter 2014 net sales of $13.6 million.

Second quarter 2015 operating income of $2.8 million was $7.9 million, or 73.8%, lower than second quarter 2014 operating income of $10.7 million. Current quarter financial results were negatively impacted by $9.5 million of unfavorable product pricing and mix, largely within the thermal papers business, and a $6.3 million reduction in earnings due to lower shipment volumes. The Company also incurred additional costs of $2.4 million resulting from extended maintenance downtime taken at the Roaring Spring mill for repair of the recovery boiler. These were partially offset by a reduction in manufacturing costs of $9.1 million due to continuing improvement in manufacturing operations. SG&A expenses were $3.5 million, or 10.1%, lower than the previous year quarter largely due to lower distribution costs, as well as lower compensation and pension expenses, offsetting $0.8 million of transaction costs incurred during the quarter.

During the second quarter of 2015, the Company recorded a net loss of $9.8 million. This compared to a net loss of $1.1 million in second quarter 2014. In addition to the items noted above, current quarter interest expense increased $0.7 million to $12.5 million.  Interest expense related to the first lien term loan was $0.2 million higher due to an interest rate swap used to fix the interest rate on $100.0 million of this debt. In addition, $0.2 million of interest accretion associated with the September 2014 Fox River Funding Agreement was recorded.

Comparison of Unaudited Results of Operations for the Six Months Ended July 5, 2015 and June 29, 2014

	For the Six Months Ended
	July 5,	June 29,	Increase
	2015	2014	(Decrease)

	(dollars in millions)

Net sales	$373.5	$411.7	-9.3%
Cost of sales	300.7	320.3	-6.1%

Gross profit	72.8	91.4	-20.4%

Selling, general and administrative expenses	61.2	66.2	-7.6%

Operating income	11.6	25.2	-54.0%

Interest expense, net	25.3	24.2	4.5%
Other non-operating expense, net	1.7	0.2	nm

(Loss) income before income taxes	(15.4)	0.8	nm
Provision (benefit) for income taxes	0.2	(0.1)	300.0%

Net (loss) income	$(15.6)	$0.9	nm

Comparison as a percentage of net sales
Cost of sales	80.5%	77.8%	2.7%
Gross margin	19.5%	22.2%	-2.7%
Selling, general and administrative expenses	16.4%	16.1%	0.3%
Operating margin	3.1%	6.1%	-3.0%
(Loss) income before income taxes	-4.1%	0.2%	-4.3%
Net (loss) income	-4.2%	0.2%	-4.4%

First half 2015 net sales of $373.5 million were $38.2 million, or 9.3% lower than first half 2014 net sales of $411.7 million. Net sales recorded in the Company’s paper business of $350.1 million were $41.9 million, or 10.7%, lower than in first half 2014. Thermal papers net sales and carbonless papers net sales were down 17.9% and 1.8%, respectively, from the prior year period.  Encapsys net sales for the current year period of $31.2 million were $3.1 million, or 10.9%, higher than 2014 first half net sales of $28.1 million.

The Company recorded operating income of $11.6 million for the first six months of 2015. This compared to operating income of $25.2 million for the same period last year. Foreign competition in the thermal papers business continues to negatively impact financial results as $16.3 million of unfavorable product pricing and mix has been recorded thus far in 2015. Lower shipment volumes have also negatively impacted overall year-to-date earnings by $6.9 million.  During the first half of the current year, improved manufacturing operations and cost savings initiatives reduced manufacturing costs by $13.6 million. SG&A spending was $5.0 million lower when compared to 2014 largely due to lower distribution costs, as well as lower compensation and pension expenses, offsetting $0.8 million of transaction costs incurred during the first six months of 2015.

The Company reported a  net loss of $15.6 million for the first six months of 2015 compared to net income of $0.9 million reported last year. In addition to the items noted above, year-to-date interest expense increased $1.1 million to $25.3 million. Interest expense related to the first lien term loan was $0.6 million higher due to the interest rate swap. In addition, $0.4 million of interest accretion, associated with the Fox River Funding Agreement, was recorded.  During the first half of the current year, a $1.2 million foreign exchange loss, due to fluctuations in the Euro and Canadian dollar was recorded, as well as $0.5 million for expenses associated with the accounts receivable securitization.

Business Segment Discussion

Paper Business

Second quarter 2015 net sales within the Company’s paper business were $166.2 million,  $32.3 million lower than second quarter 2014 net sales. First half 2015 net sales within the paper business were $350.1 million,  $41.9 million lower than the same period last year. Second quarter 2015 operating income of $2.4 million compared to second quarter 2014 operating income of $11.4 million. First half 2015 operating income of $9.5 million compared to first half 2014 operating income of $24.4 million. The year-on-year operating income variance was the result of the following (dollars in millions):

	For the Three	For the Six
	Months Ended	Months Ended
	July 5, 2015 v.	July 5, 2015 v.
	the Three Months	the Six Months
	Ended June 29, 2014	Ended June 29, 2014

Favorable manufacturing costs	$ 9.4	$ 14.0
Lower SG&A and other	1.2	3.2
Extended maintenance downtime at the Roaring Spring mill	(2.4)	(2.4)
Retiree benefit plan mark-to-market loss	-	(4.2)
Lower shipment volumes	(7.4)	(8.1)
Unfavorable price and mix	(9.8)	(17.4)
	$ (9.0)	$ (14.9)

Thermal Papers

•Second quarter 2015 thermal papers net sales totaled $83.0 million, a  decrease of $27.9 million, or 25.2%, compared to the same prior year period. In addition, shipment volumes were nearly 18% lower than in second quarter 2014.  Current quarter shipments of tag, label and entertainment (“TLE”) were approximately 6%  lower than in second quarter 2014 and shipments of receipt paper decreased 31% compared to the same period last year. As foreign competition continued to drive receipt paper prices down, the Company decided not to compete for certain low-priced market opportunities. During the first six months of 2015, thermal papers net sales totaled $177.6 million, a decrease of $38.7 million, or 17.9%, from prior year. On a year-to-date basis, 2015 thermal shipment volumes were approximately 11%  lower than last year with TLE and receipt paper volumes decreasing approximately 2% and 20%, respectively.

•The thermal papers segment recorded an operating loss of $4.4 million for second quarter 2015. This compared to second quarter 2014 operating income of $6.6 million. Unfavorable pricing and product mix negatively impacted earnings by $8.6 million while lower shipment volumes reduced income by $6.0 million. This was partially offset by a $3.0 million reduction in manufacturing costs and lower SG&A spending of $0.6 million. During the first six months of 2015,  an operating loss of $6.1 million was reported compared to $10.4 million of operating income for the same period last year. Current year-to-date earnings were negatively impacted by unfavorable pricing and product mix of $17.7 million and lower shipment volumes of $6.8 million. This was partially offset by a $5.9 million reduction in manufacturing costs and lower

SG&A spending of $2.2 million.

Carbonless Papers

•Second quarter 2015 carbonless net sales totaled $83.2 million, a decrease of $4.4 million, or 5.1%, from prior year. Current quarter shipment volumes were approximately 3% lower than second quarter 2014. During the first six months of 2015, carbonless net sales totaled $172.5 million, a decrease of $3.1 million, or 1.8% from prior year. Year-to-date 2015 carbonless shipment volumes were down just over 1% compared to last year.

•Second quarter 2015 carbonless papers operating income of $6.8 million compared to operating income of $4.8 million reported in second quarter 2014. Improved manufacturing operations and lower SG&A spending positively impacted segment financial results by $6.4 million and $0.6 million, respectively. This more than offset $2.4 million of additional expense related to extended downtime to make recovery boiler repairs at the Roaring Spring mill, a $1.4 million shortfall due to lower shipment volumes and unfavorable pricing and product mix of $1.2 million. During the first six months of 2015, operating income of $15.6 million was reported compared to $14.0 million of operating income for the same period in 2014. Year-to-date manufacturing operations were $3.9 million favorable, SG&A spending was lower by $1.0 million and pricing and product mix was favorable by $0.3 million. This was partially offset by increased maintenance downtime costs of $2.4 million and a $1.3 million shortfall due to lower shipment volumes.

Encapsys

•Second quarter 2015 net sales of $15.4 million were 13.6% higher than second quarter 2014 net sales of $13.6 million. Year-to-date 2015 net sales of $31.2 million were $3.1 million, or 10.9%, higher than net sales recorded during the same six-month period last year.

•Second quarter 2015 operating income was $4.1 million compared to $3.1 million of operating income during the same quarter of 2014. Operating income for the six months ended July 5, 2015 was $8.6 million. Operating income during the same period last year was $7.0 million.

Unallocated Corporate Charges

•Unallocated corporate charges totaled $3.2 million in second quarter 2015 and $3.3 million in second quarter 2014. Year-to-date 2015 expense was $5.4 million compared to $5.0 million for the first six months of 2014. Both current year periods included $0.8 million of transaction costs.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At July 5, 2015, the Company had $2.6 million of cash and approximately $74.5 million of unused borrowing capacity under its revolving credit facility. The revolving credit facility had an outstanding balance of $11.9 million compared to $6.4 million at year-end 2014. Net debt (total debt less cash) was $593.2 million compared to $589.5 million at year-end 2014.

The Company was in compliance with all debt covenants at July 5, 2015, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash used by operating activities during the first six months of 2015 was $0.4 million compared to $28.7 million of net cash provided during the same six-month period last year. In addition to a net loss of $15.6 million, noncash charges totaling $18.8 million were recorded. Noncash charges included $14.8 million of depreciation and amortization, $1.2 million of foreign exchange loss, $1.1 million of noncash employer matching contributions to the KSOP and $1.7 million of other noncash charges. During the first half of 2015, working capital increased by $2.4 million. This was largely the result of a $3.7 million decrease in accounts receivable, a  $2.9 million decrease in other current assets and a $1.1 million decrease in inventories offsetting a $10.1 million decrease in accounts payable and other accrued liabilities.

Cash Flows from Investing Activities. During first half 2015, $7.2 million of cash was used for investing activities, all of which was for the acquisition of property, plant and equipment. This compares to $8.5 million of cash used for investing activities last year which included $10.5 million used for the acquisition of property, plant and equipment and $2.0 million of proceeds from the second quarter auction of papermaking equipment located at the West Carrollton, Ohio facility.

Cash Flows from Financing Activities. Net cash provided by financing activities during the first six months of 2015 was $7.5 million compared to $17.2 million of cash used during the same prior year period. During the first half of 2015, the Company borrowed a net $5.5 million on its revolving credit facility. The Company also made mandatory debt repayments of $2.4 million on its first lien term loan and State of Ohio loans. First half 2015 proceeds from the issuance of PDC redeemable common stock totaled $1.1 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2015. Payments to redeem PDC stock were $5.1 million during this same period.  In addition, cash overdrafts increased  $8.5 million during the current year period. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

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

New Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory.” This guidance requires that inventory measured using any method other than last-in, first-out or the retail inventory method shall be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. The amendments in this ASU are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This guidance provides a practical expedient to entities with a fiscal year-end that does not coincide with a month-end so as to permit the entity to measure defined benefit plan assets and obligations using the month-end closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should also be applied consistently to all plans if an entity has more than one plan. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This guidance provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers, the guidance requires five steps to be applied which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. In July 2015, the FASB announced that the effective date of this new revenue standard has been delayed by one year. Therefore, ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but no earlier than the original effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

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

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 5, 2015.

Changes in Internal Control over Financial Reporting

         There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2009, the EPA finalized its finding that greenhouse gas (“GHG”) emissions endanger the public health and welfare. Since then, the EPA has finalized rules to regulate GHG emissions under the federal Clean Air Act. Also in 2009, several bills were introduced in the U.S. Congress concerning climate change and the emission into the environment of carbon dioxide and other GHGs. If there is legislation, it may take the form of a cap and trade program and the Company may then be required, among other things, to purchase allowances or offsets to emit GHGs or other regulated pollutants or to pay taxes on such emissions. In April 2010, the EPA proposed three related air rules commonly known as the Industrial Boiler MACT under the Clean Air Act. These air rules were finalized by the EPA in December 2012. The Company has reviewed options available to comply with these rules. The Company’s current estimate to implement the most viable option to comply with the regulations will result in capital spending of approximately $10 million; however, the amount of capital spending ultimately incurred may differ. In addition, the timing of any additional capital spending is uncertain. The Company has received an extension until January 31, 2017 to achieve compliance with these rules. The majority of the expenditures are expected to occur during 2015 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change these estimates.

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

In each of its business segments, the Company competes based on a number of factors, including price, product availability, quality and customer service. Additionally, the Company competes with domestic producers and imports from Europe and Asia. In 2007, the Company filed anti-dumping petitions against imports of certain lightweight thermal paper (“LWTP”) from China, Germany and Korea and a countervailing duty petition against such imports from China. In 2008, the U.S Department of Commerce (“Department”) issued its final determination, affirming that certain Chinese producers and exporters of LWTP sold the product in the U.S. at prices below fair value, imposing final duties of 19.77% to 115.29%, and that German producers and exporters sold the product in the U.S. at prices below fair value and imposed final duties on those imports of 6.5%. In addition, for all but one Chinese producer, the Department imposed countervailing duties of between 13.17% and 137.25%. In 2008, the U.S. International Trade Commission (“ITC”) determined that the U.S. industry producing LWTP was threatened with material injury due to unfairly traded imports from China and Germany, and final duties went into effect in 2008. These duties do not have a direct impact on the Company’s net income.

For each of the five 12-month periods following implementation of the final duties, the Company and the German manufacturer filed requests for administrative review (“AR”) with the Department, seeking to modify the amount of the duties based on the market practices during each respective 12-month period. In 2011, the Department issued a final determination in the first 12-month AR period, resulting in a dumping margin of 3.77% for imports from the German manufacturer for the period from November 2008 to October 2009. In 2012, the Department issued a final determination in the second 12-month AR period, resulting in a dumping margin of 4.33% for imports from the German manufacturer for the period from November 2009 to October 2010. In April 2013, the Department issued a final determination in the third 12-month AR period, resulting in a dumping margin of 75.36% for imports from the German manufacturer for the period from November 2010 to October 2011. The third review determination was based on the Department’s finding that the German manufacturer knowingly and intentionally submitted fraudulent responses to the Department, and this determination was upheld by the U.S. Court of International Trade (“CIT”) on September 3, 2014. Based on the fraud discovered during the third AR period, in June 2013, the U.S. Department of Justice sought and received from the CIT a remand of the final results of the second AR. After this remand, the Department issued a final redetermination on June 16, 2014 and changed the margin in the second AR from 4.33% to 75.36%. The German manufacturer appealed each of the first three final review determinations.

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

Finally, the Department and the ITC are required to conduct reviews five years after an anti-dumping or countervailing duties order is issued to determine whether revoking the order would be likely to lead to continuation or recurrence of dumping or subsidies and of material injury (“Sunset Review”). The Department upheld the continuation of the orders for another five years. On December 17, 2014, the ITC voted to extend the duties against imports from China for another five years. However, the ITC voted not to extend the duties against the German manufacturer for another five years. Upon final resolution of the pending appeals, certain of the duties on German imports could be reduced, increased or eliminated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 3, 2015, as well as in the Quarterly Report on Form 10-Q for the current quarter ended July 5, 2015, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6 – Exhibits

10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 31.1

Resolution of the ESOP Administrative Committee of Appvion, Inc. dated April 29, 2015 amending the Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan. (1)

Resolution of the ESOP Administrative Committee of Appvion, Inc. dated May 5, 2015 amending the Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan. (1)

Resolution of the ESOP Administrative Committee of Appvion, Inc. dated June 5, 2015 amending the Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan. (1)

Resolution of the ESOP Administrative Committee of Appvion, Inc. dated Augutst 10, 2015 amending the Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan. (1)

Resolutions by the Benefit Finance Committee of Appvion, Inc. dated May 6, 2015 amending the Appvion, Inc. Retirement Plan. (1)

Amendment to the Appvion, Inc. Long Term Incentive Plan effective May 12, 2015. (1)

Amended and Restated Trust Agreement for the Appvion, Inc. Employee Stock Ownership Trust, effective August 3, 2015.

Adoption Agreement dated May 8, 2015, amending and restating the Appvion, Inc. Executive Nonqualified Excess Plan by and between Appvion, Inc. and Principal Life Insurance Company, as the provider. (1)

Certification of Kevin M. Gilligan, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2

Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Kevin M. Gilligan, President and Chief Executive Officer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema

101.cal	XBRL Taxonomy Extension Calculation Linkbase

101.def	XBRL Taxonomy Extension Definition Linkbase

101.lab	Taxonomy Extension Label Linkbase

101.pre	Taxonomy Extension Presentation Linkbase

(1) Management Contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: August 14, 2015	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)