Form 10-Q
period 2015-10-04
PAPERWEIGHT DEVELOPMENT CORP
filed 2015-11-13
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 4, 2015

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

As of November 1, 2015,  6,956,365 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp. were held by non-affiliates.

Documents incorporated by reference: None.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	October 4, 2015	January 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$2,273	$2,720
Restricted cash	4,276	—
Accounts receivable, less allowance for doubtful accounts of $927 and $792, respectively	42,934	48,771
Inventories	79,478	92,945
Other current assets	3,501	6,768
Assets of discontinued operations	—	2,398
Total current assets	132,462	153,602

Property, plant and equipment, net	216,513	223,469
Intangible assets, net	37,554	39,268
Other assets	21,387	19,954
Assets of discontinued operations	—	12,975
Total assets	$407,916	$449,268

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$1,478	$4,825
Accounts payable	47,961	55,626
Accrued interest	8,356	2,616
Other accrued liabilities	47,483	57,967
Liabilities of discontinued operations	—	3,375
Total current liabilities	105,278	124,409

Long-term debt	416,061	587,383
Postretirement benefits other than pension	28,914	31,604
Accrued pension	93,069	93,052
Other long-term liabilities	37,517	42,285
Liabilities of discontinued operations	—	1,468
Commitments and contingencies (Note 13)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 6,956,365 and
7,205,699, respectively	121,020	121,017
Accumulated deficit	(416,828)	(579,136)
Accumulated other comprehensive income	22,885	27,186
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$407,916	$449,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014

Net sales	$180,591	$187,964	$530,658	$579,921

Cost of sales	147,721	147,823	438,137	459,407

Gross profit	32,870	40,141	92,521	120,514

Selling, general and administrative expenses	28,701	30,851	85,462	93,241
Fox River Funding Agreement	—	23,975	—	23,975

Operating income (loss)	4,169	(14,685)	7,059	3,298

Other expense
Interest expense	11,094	11,923	36,446	36,131
Debt modification expense	3,605	—	3,605	—
Foreign exchange loss	210	1,076	1,418	1,188
Other expense	266	279	786	376

Loss from continuing operations before income taxes	(11,006)	(27,963)	(35,196)	(34,397)

Provision for income taxes	17	172	167	108

Loss from continuing operations	(11,023)	(28,135)	(35,363)	(34,505)

Discontinued operations
Income from discontinued operations	2,983	4,940	11,750	12,190
Gain on sale	188,921	—	188,921	—
Income from discontinued operations	191,904	4,940	200,671	12,190

Net income (loss)	180,881	(23,195)	165,308	(22,315)

Other comprehensive (loss) gain:
Changes in retiree plans	(946)	(179)	(2,838)	(539)
Unrealized (losses)
gains on derivatives	(803)	765	(1,463)	(773)
Total other comprehensive (loss) gain	(1,749)	586	(4,301)	(1,312)

Comprehensive income (loss)	$179,132	$(22,609)	$161,007	$(23,627)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands)

	October 4,	September 28,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$165,308	$(22,315)
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
Depreciation	19,824	20,556
Amortization of intangible assets	1,714	1,714
Amortization of financing fees	1,526	1,538
Amortization of debt discount	720	711
Employer 401(k) noncash matching contributions	1,509	1,757
Foreign exchange loss	1,468	1,207
Gain on sale of Encapsys	(188,921)	—
Debt modification expense	3,605	—
Loss on disposals of equipment	1,198	68
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	3,546	17,601
Inventories	13,048	(2,751)
Other current assets	3,264	2,398
Accounts payable and other accrued liabilities	(30,214)	32,954
Accrued pension	(1,948)	(11,356)
Other, net	(6,189)	3,019
Net cash (used) provided by operating activities	(10,542)	47,101

Cash flows from investing activities:
Proceeds from sale of equipment	8	2,233
Net change in cash due to sale of Encapsys	200,514	—
Increase in restricted cash	(4,276)
Additions to property, plant and equipment	(12,623)	(14,219)
Net cash provided (used) by investing activities	183,623	(11,986)

Cash flows from financing activities:
Debt acquisition costs	(850)	(185)
Payments of first lien term loan	(172,512)	(2,512)
Payments relating to capital lease obligations	(159)	(85)
Proceeds from revolving line of credit	262,400	235,850
Payments of revolving line of credit	(265,350)	(243,450)
Payments of State of Ohio loans	(1,100)	(1,043)
Proceeds from issuance of redeemable common stock	1,062	1,275
Payments to redeem common stock	(5,077)	(7,765)
Increase (decrease) in cash overdraft	8,108	(5,838)
Net cash used by financing activities	(173,478)	(23,753)

Effect of foreign exchange rate changes on cash and cash equivalents	(50)	(19)
Change in cash and cash equivalents	(447)	11,343
Cash and cash equivalents at beginning of period	2,720	1,800
Cash and cash equivalents at end of period	$2,273	$13,143

The accompanying notes are an integral part of these condensed consolidated financial statements

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income

Balance, January 3, 2015	7,205,699	$121,017	$(579,136)	$27,186

Net income	—	—	165,308	—
Other comprehensive loss	—	—	—	(4,301)
Issuance of redeemable common stock	189,150	2,080	—	—
Redemption of redeemable common stock	(438,484)	(7,962)	2,885	—
Change in fair value and accretion of redeemable common stock	—	5,885	(5,885)	—

Balance, October 4, 2015	6,956,365	$121,020	$(416,828)	$22,885

Balance, December 28, 2013	8,129,112	$157,445	$(509,296)	$3,813

Net loss	—	—	(22,315)	—
Other comprehensive loss	—	—	—	(1,312)
Issuance of redeemable common stock	153,873	2,506	—	—
Redemption of redeemable common stock	(477,239)	(9,055)	1,290	—
Change in fair value and accretion of redeemable common stock	—	243	(243)	—

Balance, September 28, 2014	7,805,746	$151,139	$(530,564)	$2,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments made for the fair statement of comprehensive income (loss) for the three and nine months ended October 4, 2015 and September 28, 2014, the cash flows for the nine months ended October 4, 2015 and September 28, 2014 and financial position at October 4, 2015 and January 3, 2015 were normal recurring adjustments.

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

2.    DISCONTINUED OPERATIONS

On August 3, 2015, Appvion completed the sale of the assets primarily used in the development, manufacture and sale of microencapsulation materials by the Encapsys segment of the Company (the “Encapsys Business”) to Rise Acquisition LLC (“Rise”), a Delaware limited liability company and an affiliate of Sherman Capital Holdings LLC, a Delaware limited liability company, for an aggregate purchase price of $208 million in cash, subject to working capital adjustments, and the assumption of certain liabilities (the “Sale”). Total working capital adjustments and expenses of the Sale were approximately $7.5 million. Of the approximate $200.5 million of net proceeds, $165 million was used immediately to repay a portion of long-term debt. In addition, proceeds of $35 million were set aside as restricted cash to be used within one year of this transaction for the specific purpose of capital investment and/or further debt reduction. Appvion used this restricted cash to repay an additional $25 million in long-term debt during the last month of the quarter and used $5.7 million for capital investment during third quarter. As a result, as of October 4, 2015, $4.3 million of restricted cash remains. The estimated carrying value of the net assets sold was $11.6 million. The operating results for this business for the three and nine months ended October 4, 2015 and September 28, 2014 have been reclassified and are now reported separately as discontinued operations. The $188.9 million gain on the sale of Encapsys is also reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 4, 2015.

In connection with the Sale, Appvion and Rise entered into certain other agreements, including a Supply Agreement, by which Rise will supply Appvion with all of its microencapsulation product requirements for a ten-year term subject to renewal, and a Transition Services Agreement, by which Appvion will provide certain transition services to Rise for up to three years following the closing date. Additionally, Appvion and Rise entered into a lease agreement, by which Appvion will lease a portion of its facilities in Appleton, Wisconsin to Rise for a three-year term, as well as a Patent License Agreement with respect to certain shared patents related to the Encapsys Business and Appvion’s retained paper businesses.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the key line items constituting income from discontinued operations for the Encapsys Business for the three and nine months ended October 4, 2015 and September 28, 2014 (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Net sales	$4,795	$13,054	$28,263	$32,797
Cost of sales	1,440	5,865	11,697	14,543
Selling, general and administrative expenses	372	2,249	4,816	6,064
Income from discontinued operations	2,983	4,940	11,750	12,190

Gain on sale	188,921	$—	$188,921	$—
Income from discontinued operations	$191,904	$4,940	$200,671	$12,190

In addition, the assets and liabilities of Encapsys have been reclassified as of January 3, 2015, as discontinued operations in the accompanying balance sheet, the major classes of which are detailed in the following table (dollars in thousands):

January 3, 2015
Accounts receivable	$1,012
Inventories	1,345
Other current assets	41
Total current assets	2,398

Property, plant and equipment, net and other assets	12,975
Accounts payable and other accrued liabilities	(3,375)
Other long-term liabilities	(1,468)
Net assets of discontinued operations	$10,530

Also regarding the discontinued operations of the Encapsys Business, the following are the significant line items impacting cash flow for the periods presented (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Depreciation (recovery) expense	$(377)	$642	$967	$2,022
Additions to property, plant and equipment	815	718	2,282	4,942

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.       ACCOUNTS RECEIVABLE SECURITIZATION

During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheets as of October 4, 2015 and January 3, 2015. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows for the nine months ended October 4, 2015 and September 28, 2014. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (30 days) of the related receivables. Trade receivables sold to the third-party financial institution, and being serviced by Appvion, Inc., totaled $38.5 million as of October 4, 2015 and $36.9 million as of January 3, 2015. Due to an average collection cycle of 30 days or less for such trade receivables, as well as Appvion’s collection history, the fair value of the deferred purchase price notes receivable approximates carrying value. The fair value of the deferred purchase price notes receivable recorded as of October 4, 2015 and January 3, 2015 was $19.5 million and $18.7 million, respectively, and is included in accounts receivable in the Condensed Consolidated Balance Sheets as of October 4, 2015 and January 3, 2015, respectively. Transaction costs totaling $0.7 million were deferred and recorded on the balance sheet as other long-term assets. They are being amortized over the three-year term of the securitization agreement. The remaining balance at October 4, 2015 is $0.4 million.

4.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of October 4, 2015		As of January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$32,044	$44,665	$30,472
Patents	6,158	6,158	6,158	6,158
Customer relationships	5,365	3,297	5,365	3,155
Subtotal	56,188	$41,499	56,188	$39,785
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$79,053		$79,053

Amortization expense from continuing operations for the three and nine months ended October 4, 2015 was $0.6 million and $1.7 million, respectively. Amortization expense for the three and nine months ended September  28, 2014 was $0.6 million and $1.7 million, respectively.

5.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	October 4, 2015	January 3, 2015
Finished goods	$39,586	$46,283
Raw materials	15,554	22,050
Work in process	8,936	9,290
Stores and spare parts	15,402	15,322
	$79,478	$92,945

The stores and spare parts inventory is valued at average cost. All other inventories are valued using the first-in, first-out (“FIFO”) method.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	October 4, 2015	January 3, 2015
Land and improvements	$9,638	$9,594
Buildings and improvements	129,473	129,004
Machinery and equipment	500,957	499,986
Software	33,053	33,020
Capital leases	860	860
Construction in progress	8,232	5,330
	682,213	677,794
Accumulated depreciation	(465,700)	(454,325)
	$216,513	$223,469

Depreciation expense from continuing operations for the three and nine months ended October 4, 2015 and September 28, 2014 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Cost of sales	$5,580	$5,451	$16,478	$16,484
Selling, general and administrative expenses	918	683	2,379	2,050
	$6,498	$6,134	$18,857	$18,534

7.       OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (dollars in thousands):

	October 4, 2015	January 3, 2015
Deferred debt issuance costs	$8,577	$11,685
Other	12,810	8,269
	$21,387	$19,954

8.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the Condensed Consolidated Balance Sheet, consist of the following (dollars in thousands):

	October 4, 2015	January 3, 2015
Compensation	$4,775	$9,524
Trade discounts	12,239	12,740
Workers’ compensation	3,475	3,541
Accrued insurance	1,687	1,791
Other accrued taxes	1,143	1,475
Postretirement benefits other than pension	2,472	2,472
Fox River Funding Agreement	7,189	11,259
Other	14,503	15,165
	$47,483	$57,967

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. Then, in August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The amendments in ASU 2015-15 address the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements such that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASU’s are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements. The deferred debt issuance costs in Note 7 are subject to reclassification as a result of this pending accounting pronouncement.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This guidance limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that will have a major effect on an entity's operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed. ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. As required, the Company adopted this guidance for its fiscal year beginning January 4, 2015 and there was no impact to its consolidated financial statements as a result of adoption. See Note 2 for disclosures relating to the Company’s discontinued operations.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.      EMPLOYEE BENEFITS

The components of net periodic benefit (gain) cost associated with the defined benefit pension plans include the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014

Service cost	$1,476	$1,110	$4,482	$3,574
Interest cost	4,480	5,227	13,572	15,439
Expected return on plan assets	(5,780)	(5,841)	(17,532)	(17,508)
Amortization of prior service (credit) cost	(655)	122	(1,965)	365
Net (gain) loss amortization	(121)	3,254	(121)	3,254
Net periodic benefit (gain) cost	$(600)	$3,872	$(1,564)	$5,124

The Company does not expect to contribute any cash to its funded pension plan in 2015.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton, Ohio represented manufacturing employees, where a previously-negotiated collective bargaining agreement expired on April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where a previously-negotiated collective bargaining agreement expired on December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees at the Kansas City, Kansas distribution center and West Carrollton, Ohio plant, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. This resulted in a full withdrawal from the multi-employer plan, for which, the Company recorded a $7.0 million expense in third quarter 2012 representing its estimated cost to satisfy its complete withdrawal liability under the terms of the plan’s trust agreement. This was in addition to the $18.0 million partial withdrawal liability recorded during first quarter 2012 due to the workforce reduction at West Carrollton resulting from the cessation of papermaking activities. The estimated obligation for the complete withdrawal liability was derived from available information, including but not limited to collective bargaining agreements, plan trust agreements, participation agreements, Employee Retirement Income Security Act (“ERISA”) statutes, regulations and rulings, discussions with the plan trustee and discussions with legal counsel. The recorded liability is the Company’s best estimate of the amount to satisfy the withdrawal liability, with a payment period that began January 2014 and could extend for up to 20 years, discounted in accordance with ASC Section 450-20-S99-1. Payments of $0.5 million and $1.4 million were made during third quarter 2015 and the first nine months 2015, respectively, resulting in recorded interest expense of $0.3 million and $0.8 million for each of the two periods, respectively, and a $0.6 million reduction of the reserve since year-end 2014. Of the total $23.5 million reserve, $0.8 million is classified as short-term and $22.7 million is classified as long-term within the Condensed Consolidated Balance Sheet at October 4, 2015.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The components of other postretirement benefit cost include the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014

Service cost	$1	$30	$139	$184
Interest cost	248	305	888	1,029
Amortization of prior service credit	(291)	(301)	(873)	(904)
Net gain amortization	(2,487)	(1,814)	(2,487)	(1,814)
Net periodic benefit cost	$(2,529)	$(1,780)	$(2,333)	$(1,505)

12.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appvion, Inc. Long-Term Incentive Plan (“LTIP”). As of January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU"). Both plans utilize phantom units. The value of a unit in the LTIP is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. The value of a unit in the RSU is based on the value of PDC common stock, as determined by the ESOP trustee. As of the end of third quarter 2015, the fair market value of one share of PDC common stock was $12.90.

As of year-end 2014, 103,000 RSU units became fully vested and exercisable. In accordance with the plan, payment for these RSU’s was made in February 2015. During the first nine months of 2015, 180,150 additional units were granted under the plan. Due to terminations of employment, 41,567 unvested units were forfeited during this same current year period.  Also, 4,283 additional RSU units became vested and were exercised. A balance of 361,275 RSU units remains as of October 4, 2015. Approximately $0.2 million and $1.2 million of expense, related to this plan, was recorded during the three- and nine-month periods ended October 4, 2015, respectively. Approximately $0.4 million and $1.3 million of expense, related to this plan, was recorded during the three- and nine-month periods ended September 28, 2014, respectively. During the first nine months of 2015, 417,300 additional units were granted under the LTIP plan. Approximately $0.1 million and $0.2 million of expense, related to this plan, was recorded during the three- and nine-month periods ended October 4, 2015, respectively.  No expense was recorded for this plan during the three months ended September 28, 2014. Approximately $0.1 million of expense was recorded year-to-date through September 28, 2014.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Approximately $0.1 million and $0.5 million of expense, related to this plan, was recorded during the three- and nine-month periods ended October 4, 2015, respectively. Approximately $0.1 million and $0.2 million was recorded as expense, related to this plan, during the three- and nine-month periods ended September 28, 2014, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13.      COMMITMENTS AND CONTINGENCIES

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
(b)

On September 1 of each year during the term of the Funding Agreement, the lesser of (1) an amount equal to 50% of the aggregate unreimbursed amount paid by BAT to the BTI for Fox River Costs (to the extent that Appvion has not previously paid such amount in any prior years) and (2) $7.5 million ($7.5 million was paid on September 1, 2015); and

(c)

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
(b)	In no event will Appvion’s funding obligations for Future Sites Costs exceed $25 million (the “Appvion Future Sites Cap”); and
(c)

In no event will Appvion’s funding obligations under the Funding Agreement exceed $7.5 million during any calendar year (except for the payment of $4 million on February 2, 2015 and the payment of $7.5 million on September 1, 2015).

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

As a result of the Funding Agreement, $24.0 million of expense was recorded as selling, general and administrative expense in the Consolidated Statements of Comprehensive (Loss) Income for the year ended January 3, 2015. This represents the total of the four payments expected to be made with respect to Fox River costs, as discussed above, with the first payment made on September 30, 2014, the second payment made on February 2, 2015, the third payment made on September 1, 2015 and the last payment due September 1, 2016, discounted to reflect the long-term nature of the liability. A short-term liability of $7.2 million is recorded in other accrued liabilities on the Condensed Consolidated Balance Sheet as of October 4, 2015. The total of these liabilities will be accreted to the full liability of $25.0 million during the course of the payment schedule.

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

14.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $0.4 million and $0.5 million for the three-month periods ended October 4, 2015 and  September 28, 2014, respectively. The Company’s matching contributions charged to expense were $1.5 million and $1.8 million for the nine-month periods ended October 4, 2015 and  September 28, 2014, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 438,484 shares of PDC redeemable common stock were repurchased during the first nine months of 2015 at an aggregate price of approximately $5.1 million. During the same period, the ESOP trustee purchased 96,574 shares of PDC redeemable common stock for an aggregate price of $1.1 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 92,576 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications and employee terminations, 477,239 shares of PDC redeemable common stock were repurchased during the first nine months of 2014 at an aggregate price of approximately $7.8 million. During the same period, the ESOP trustee purchased 78,452 shares of PDC redeemable common stock for an aggregate price of $1.3 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for this same period resulted in an additional 75,421 shares of redeemable common stock being issued.

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

As of October 4, 2015, the fair market value of one share of PDC common stock was $12.90.  Based upon the estimated fair value of the redeemable common stock at October 4, 2015, an ultimate redemption liability of approximately $90 million was determined. The redeemable common stock recorded book value as of October 4, 2015, was $121 million. The change in fair value and accretion of redeemable common stock was $5.9 million for the nine months ended October 4, 2015.

Based upon the estimated fair value of the redeemable common stock at September 28, 2014, an ultimate redemption liability of approximately $127 million was determined. The redeemable common stock recorded book value as of September 28, 2014 was $151 million. The change in fair value and accretion of redeemable common stock was $0.2 million for the nine months ended September 28, 2014.

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are designed to hedge the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $6.3 million as of October 4, 2015. These contracts have settlement dates extending through January 2016.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the collar price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. At October 4, 2015, the hedged volumes of these contracts totaled 280,909 MMBTU (Million British Thermal Units) of natural gas. The contracts have settlement dates extending through December 2015.

On July 30, 2013, Appvion entered into an interest rate swap contract on $100 million of its variable rate first lien term loan with a forward start date of September 15, 2014 and a maturity date of June 28, 2019. This interest rate swap pays the Company variable interest at the three-month Eurodollar rate or a fixed floor rate of 1.25%, whichever is greater, and the Company pays the counterparty a fixed interest rate. The fixed Eurodollar interest rate for the contract is 2.74%. Based on the terms of the interest rate swap contract and the underlying debt, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. Any changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheet until earnings are affected by the variability of cash flows.

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	October 4, 2015	January 3, 2015
Foreign currency exchange derivatives	Accounts receivable	$37	$743
Interest rate swap	Other long-term liabilities	(4,177)	(3,366)

Not Designated as a Hedge
Natural gas collar	Other current liabilities	(363)	(1,279)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended October 4, 2015 and September 28, 2014 and (gains) losses initially recognized in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of	For the Three	For the Three	For the Nine	For the Nine
	Comprehensive	Months Ended	Months Ended	Months Ended	Months Ended
	Income (Loss)	October 4,	September 28,	October 4,	September 28,
Designated as a Hedge	Location	2015	2014	2015	2014
Foreign currency exchange derivatives	Net sales	$(50)	$(93)	$(1,206)	$125

Gains recognized in
accumulated other
comprehensive income				(25)	(582)

Interest rate swap	Interest expense	480	3	1,120	(12)

Losses recognized in accumulated
other comprehensive income				4,139	2,483

Not Designated as a Hedge
Natural gas collar	Cost of sales	176	331	384	129

For a discussion of the fair value of financial instruments, see Note 17, Fair Value Measurements.

16.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	October 4, 2015	January 3, 2015
Revolving credit facility at approximately 6.75%	$3,500	$6,450
Secured variable rate industrial development bonds, 0.2% average interest rate at
October 4, 2015, due in 2027	6,000	6,000
State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	2,205	3,075
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	1,183	1,413
Columbia County, Wisconsin municipal debt due December 2019	300	300
First lien term loan at 5.75%, due June 2019	158,300	330,813
Unamortized discount on first lien term loan, due June 2019	(1,054)	(2,588)
Second lien senior secured notes at 9.0%, due June 2020	250,000	250,000
Unamortized discount on second lien senior secured notes, due June 2020	(2,895)	(3,255)
	417,539	592,208
Less obligations due within one year	(1,478)	(4,825)
	$416,061	$587,383

During third quarter 2015, the Company repaid $170.0 million on its first lien term loan using proceeds from the sale of its Encapsys business. The Company also made mandatory debt repayments of $1.1 million on its State of Ohio loans and $2.5 million on its first lien term loan. Furthermore, during the first nine months of the current year, the Company borrowed $262.4 million and repaid $265.4 million on its revolving credit facility, leaving an outstanding balance at quarter-end of $3.5 million. In addition, approximately $17.7 million of the revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder, which, in accordance with its debt covenants, leaves approximately $22.5 million of unused borrowing capacity under its revolving credit facility. No amounts were drawn by beneficiaries under the outstanding letters of credit.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On June 28, 2013, Appvion entered into a credit agreement (the “Credit Agreement”) providing for a $100 million revolving line of credit due June 28, 2018 and a $335 million first lien term loan due June 28, 2019. After giving effect to the Third Amendment, (as defined below), the total amount committed under the revolving line of credit was reduced to $75 million and $170 million of the first lien term loan was repaid using proceeds from the sale of the Encapsys business. The first lien term loan bears interest, (i) through Appvion’s 2015 fiscal year, at Appvion’s option at either base rate plus 3.5% per annum or Eurodollar plus 4.5% per annum and (ii) thereafter, at either base rate or Eurodollar with the applicable margin determined pursuant to a pricing grid which provides that (x) if the reported consolidated first lien leverage ratio is greater than 3.00 to 1.00, the applicable margin on Eurodollar loans increases from 4.5% per annum to 5.0% per annum and the applicable margin on base rate loans increases from 3.5% per annum to 4.0% per annum and (y) if the reported consolidated first lien leverage ratio is less than or equal to 3.00 to 1.00, the applicable margin on Eurodollar loans returns to 4.5% per annum and the applicable margin on base rate loans returns to 3.5% per annum. The Credit Agreement provides for a fixed floor rate of 1.25% for Eurodollar loans and 2.25% for base rate loans. On July 30, 2013, Appvion fixed the interest rate at 2.74% on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 15, 2014 and a maturity date of June 28, 2019. Within five business days after the year-end financial statements have been filed, Appvion is required to prepay an aggregate principal amount of the term loan equal to the excess, if any, of (a) 50% of defined excess cash flow, provided that such percentage shall be reduced to (1) 25% based upon Appvion achieving a consolidated leverage ratio of less than 3.5 to 1.0 but greater than or equal to 2.5 to 1.0 and (2) 0% based upon Appvion achieving a consolidated leverage ratio of less than 2.5 to 1.0 minus (b) the aggregate amount of all prepayments of the revolving credit line which constitute permanent reductions of the revolving credit facility and all optional prepayments of the first lien term loan made during the year.

The revolving credit facility provides for up to $75 million of revolving loans, including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Appvion’s borrowings under the revolving credit facility bear interest, (i) through Appvion’s 2015 fiscal year, at Appvion’s option, at either base rate plus 3.5% or Eurodollar plus 4.5%, per annum and (ii) thereafter, pursuant to the pricing grid discussed in the immediately preceding paragraph,

The Credit Agreement ranks senior in right of payment to all existing and future subordinated indebtedness of Appvion and is secured by security interests in substantially all of the property and assets of Appvion and the debt guarantors. As noted above, the maturity date of the revolving credit facility is June 28, 2018 and the maturity date of the first lien term loan is June 28, 2019. The Credit Agreement is unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. It contains covenants customary for similar credit facilities. Affirmative and negative covenants under the Credit Agreement restrict Appvion’s ability and the ability of Appvion’s subsidiaries, subject to certain exceptions, to incur additional indebtedness and liens, engage in sale and leaseback transactions, make investments, make loans and advances, transact certain asset sales, engage in mergers, acquisitions, consolidations, liquidations and dissolutions, pay dividends or make other payments in respect of equity interests and other restricted payments, engage in certain transactions with affiliates, limit capital expenditures and make prepayments, redemptions and repurchases of other indebtedness.

On August 3, 2015, Appvion, Paperweight and Jefferies Finance LLC, as administrative agent, and lenders under the Credit Agreement entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment became effective simultaneously with the closing of the Sale of the Encapsys Business. Upon its effectiveness, the Third Amendment, among other things, (i) permitted the Company to consummate the Sale of the Encapsys Business and provided for the corresponding release of liens on the Encapsys Business, (ii) required that not less than $165 million of the net proceeds be applied to prepay the revolving credit loans and the term loans under the Credit Agreement and provided that the remainder of the net proceeds be reinvested or otherwise applied to further prepay indebtedness in accordance with the Credit Agreement, (iii) provided for a permanent reduction of the revolving credit facility commitments from $100,000,000 to $75,000,000, (iv) required the payment of a consent fee equal to 0.175% of the aggregate principal amount of loans and commitments, (v) added the pricing grid discussed above and (vi) further conformed certain terms and covenants under the Credit Agreement to account for the Sale of the Encapsys Business and the transactions contemplated thereby.

The Third Amendment also removed the maximum consolidated leverage covenant and added (i) a maximum consolidated first lien leverage covenant that requires maintenance of a consolidated first lien leverage ratio, initially, of not more than 3.50 to 1.00, and on and after the third fiscal quarter of 2016, of not more than 3.25 to 1.00 and on and after the third fiscal quarter of 2017, of not more than 3.00 to 1.00 and (ii) a minimum consolidated fixed charge coverage covenant that requires maintenance of a consolidated fixed charge coverage ratio, initially, of not less than 0.95 to 1.00 and on and after the first fiscal quarter of 2016, of not less than 1.00 to 1.00. The Company incurred $0.9 million of debt acquisition costs related to the execution of this amendment. These costs have been deferred and will be amortized over the remaining term of the Credit Agreement.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On November 19, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend maturities and reduce interest expense. The refinancing included the issuance of $250 million in aggregate principal amount of second lien senior secured notes carrying an annual interest rate of 9.0%, payable semi-annually in arrears on June 1 and December 1 of each year. The notes will mature on June 1, 2020 and are unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. The notes are secured by a second-priority security interest in substantially all of the property and assets of Appvion and the debt guarantors. These liens are junior in priority to the liens on this same collateral securing the outstanding debt incurred under the Credit Agreement. The notes contain covenants customary for similar debt which restrict Appvion’s ability, as well as the ability of the guarantors, to sell or lease certain assets or merge or consolidate with or into other companies, incur additional debt or issue preferred shares, incur liens, pay dividends or make other distributions, make other restricted payments and investments, place restrictions on the ability of certain of Appvion’s subsidiaries to pay dividends or other payments to Appvion, enter into sale and leaseback transactions, amend particular agreements relating to Appvion’s transaction with its former parent Arjo Wiggins Appleton Limited and the ESOP and enter into transactions with certain affiliates.

         The Company was in compliance with all debt covenants at October 4, 2015, and is forecasted to remain in compliance for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any such amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the Company’s non-compliance with the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing in such circumstances. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

17.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	October 4, 2015		January 3, 2015
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
First lien term loan	$157,246	$147,119	$328,225	$323,098
Second lien notes	247,105	140,850	246,745	171,488
Revolving credit facility	3,500	3,500	6,450	6,450
State of Ohio loans	3,388	3,388	4,488	4,488
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	6,000	6,000	6,000	6,000
	$417,539	$301,157	$592,208	$511,824

The first lien term loan and the second lien notes are traded in public markets. Their fair value was determined using Level 2 inputs based on quoted market prices. The fair value of the State of Ohio loans was determined using Level 2 observable market inputs including current rates for financial instruments of the same remaining maturity and similar terms. The revolving credit facility and industrial development bonds have variable interest rates that reflect current market terms and conditions.

Due to their short-term nature, the carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable were reasonable estimates of fair value as of October 4, 2015 and January 3, 2015.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers and thermal papers. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest expense, debt modification expense, foreign exchange loss and other expense. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Net sales
Carbonless papers	$81,224	$86,555	$253,680	$262,156
Thermal papers	99,367	101,409	276,978	317,765
Total	$180,591	$187,964	$530,658	$579,921

Operating income (loss)
Carbonless papers	$6,641	$7,027	$21,719	$20,485
Thermal papers	(99)	5,295	(6,679)	15,022
	6,542	12,322	15,040	35,507
Unallocated corporate charges	(2,373)	(27,007)	(7,981)	(32,209)
Total	$4,169	$(14,685)	$7,059	$3,298

Depreciation and amortization (A)
Carbonless papers	$3,795	$3,418	$10,844	$10,216
Thermal papers	3,224	3,237	9,582	9,885
	7,019	6,655	20,426	20,101
Unallocated corporate charges	51	50	145	147
Total	$7,070	$6,705	$20,571	$20,248

(A)

Depreciation and amortization from continuing operations are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

19.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the nine months ended October 4, 2015 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, January 3, 2015	$29,837	$(2,651)	$27,186

Other comprehensive loss before reclassifications	—	(1,377)	(1,377)
Amounts recorded in accumulated other
comprehensive income	(2,838)	(86)	(2,924)
Net other comprehensive loss	(2,838)	(1,463)	(4,301)
Balance, October 4, 2015	$26,999	$(4,114)	$22,885

The changes in accumulated other comprehensive income by component for the nine months ended September 28, 2014 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 28, 2013	$4,942	$(1,129)	$3,813

Other comprehensive loss before reclassifications	—	(886)	(886)
Amounts recorded in accumulated other
comprehensive income	(539)	113	(426)
Net other comprehensive loss	(539)	(773)	(1,312)
Balance, September 28, 2014	$4,403	$(1,902)	$2,501

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Details about these reclassifications are as follows (dollars in thousands):

	Amounts Reclassified from
	Accumulated Other
	Comprehensive Income
						Affected Line Item
	For the Three	For the Three	For the Nine	For the Nine		in Consolidated
Details about Accumulated	Months Ended	Months Ended	Months Ended	Months Ended		Statements of
Other Comprehensive	October 4,	September 28,	October 4,	September 28,		Comprehensive
Income Components	2015	2014	2015	2014		Income (Loss)

Change in retiree plans
Amortization of prior service credit	$946	$179	$2,838	$539	(a)

Hedging activities
Foreign exchange contracts	$50	$93	$1,206	$(125)		Net sales
Interest rate swap	(480)	(3)	(1,120)	12		Interest
	$(430)	$90	$86	$(113)

Total reclassifications for the period	$516	$269	$2,924	$426

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

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC for the quarter ended October 4, 2015. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended January 3, 2015, the Consolidated Financial Statements and related Notes included therein.

Sale of the Encapsys Business

On August 3, 2015, Appvion completed the sale of the assets primarily used in the development, manufacture and sale of microencapsulation materials by the Encapsys segment of the Company (the “Encapsys Business”) to Rise Acquisition LLC (“Rise”), a Delaware limited liability company and an affiliate of Sherman Capital Holdings LLC, a Delaware limited liability company, for an aggregate purchase price of $208 million in cash, subject to working capital adjustments, and the assumption of certain liabilities (the “Sale”). Total working capital adjustments and expenses of the Sale were approximately $7.5 million. Of the approximate $200.5 million of net proceeds, $165 million was used immediately to repay a portion of long-term debt. In addition, proceeds of $35 million were set aside as restricted cash to be used within one year of this transaction for the specific purpose of capital investment and/or further debt reduction. Appvion used this restricted cash to repay an additional $25 million in long-term debt during the last month of the quarter and used $5.7 million for capital investment during third quarter. As a result, as of October 4, 2015, $4.3 million of restricted cash remains. The estimated carrying value of the net assets sold was $11.6 million.

In connection with the Sale, Appvion and Rise entered into certain other agreements, including a Supply Agreement, by which Rise will supply Appvion with all of its microencapsulation product requirements for a ten-year term subject to renewal, and a Transition Services Agreement, by which Appvion will provide certain transition services to Rise for up to three years following the closing date. Additionally, Appvion and Rise entered into a lease agreement, by which Appvion will lease a portion of its facilities in Appleton, Wisconsin to Rise for a three-year term, as well as a Patent License Agreement with respect to certain shared patents related to the Encapsys Business and Appvion’s retained paper businesses.

Executed Third Amendment to the Credit Agreement

On August 3, 2015, Appvion, Paperweight and Jefferies Finance LLC, as administrative agent, and lenders under the Credit Agreement (the “Credit Agreement”) entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement dated June 28, 2013. The Third Amendment became effective simultaneously with the closing of the Sale. Upon its effectiveness, the Third Amendment, among other things, (i) permitted the Company to consummate the Sale of the Encapsys Business and provided for the corresponding release of liens on the Encapsys Business, (ii) required that not less than $165 million of the net proceeds be applied to prepay the revolving credit loans and the term loans under the Credit Agreement and provided that the remainder of the net proceeds be reinvested or otherwise applied to further prepay indebtedness in accordance with the Credit Agreement, (iii) provided for a permanent reduction of the revolving credit facility commitments from $100,000,000 to $75,000,000, (iv) required the payment of a consent fee equal to 0.175% of the aggregate principal amount of loans and commitments, (v) added a pricing grid providing that at any time after the fiscal year ended 2015 (x) if the reported consolidated first lien leverage ratio is greater than 3.00 to 1.00, the applicable margin on Eurodollar loans increases from 4.5% per annum to 5.0% per annum and the applicable margin on base rate loans increases from 3.5% per annum to 4.0% per annum and (y) if the reported consolidated first lien leverage ratio is less than or equal to 3.00 to 1.00, the applicable margin on Eurodollar loans returns to 4.5% per annum and the applicable margin on base rate loans returns to 3.5% per annum and (vi) further conformed certain terms and covenants under the Credit Agreement to account for the Sale of the Encapsys Business and the transactions contemplated thereby.

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

Amendment to Employee Stock Ownership Trust Agreement

Effective August 3, 2015, the Company entered into an Amended and Restated Employee Stock Ownership Trust Agreement (“Trust Agreement”) with Argent Trust Company, in its capacity as trustee (the “ESOP Trustee”) of the Appvion, Inc. Employee Stock Ownership Trust (the “ESOP”). The Trust Agreement amendments were primarily to define the ESOP Trustee as the named fiduciary under the Trust, as well as provide the ESOP Trustee with full discretionary authority, unless expressly excepted and directed by the Company’s ESOP Administrative Committee.

Financial Highlights

Third quarter 2015 net sales of $180.6 million were $7.3 million, or 3.9%, lower when compared to third quarter 2014 net sales of $187.9 million. Though shipment volumes were approximately 1% higher in the current quarter, net sales was negatively impacted by unfavorable product pricing and mix. Current quarter thermal papers net sales of $99.4 million were 2.0% lower than the prior year quarter net sales of $101.4 million though nearly 20% higher than second quarter 2015. Third quarter carbonless papers sales of $81.2 million were $5.3 million, or 6.1%, less than third quarter 2014 net sales.

Third quarter 2015 cost of sales of $147.7 million was flat compared to third quarter 2014 while the current quarter gross margin decreased to 18.2%, from the prior year margin of 21.3%, largely due to unfavorable pricing in the thermal papers business. Third quarter manufacturing costs were lower by $1.2 million, compared to the same prior year period, due to continued improvements in operating performance and execution of cost savings initiatives. Current quarter selling, general and administrative (“SG&A”) expenses were $2.1 million, or 6.8%, lower than the previous year quarter largely due to lower compensation and pension expenses. During third quarter 2014, there also was a $24.0 million charge related to the Fox River Funding Agreement.

The Company recorded a third quarter 2015 loss from continuing operations of $11.0 million compared to a net loss from continuing operations of $28.1 million in third quarter 2014. Current year results included debt modification expense of $3.6 million related to the write-off of previously-deferred debt issuance costs in conjunction with the repayment of first lien term debt and the execution of the Third Amendment to the Credit Agreement. In addition, foreign exchange losses were $0.9 million lower than during the same quarter last year.

Comparison of Unaudited Results of Operations for the Quarters Ended October 4, 2015 and

September 28, 2014

	For the Quarter Ended
	October 4,	September 28,	Increase
	2015	2014	(Decrease)

	(dollars in millions)

Net sales	$180.6	$187.9	(3.9)%
Cost of sales	147.7	147.8	(0.1)%

Gross profit	32.9	40.1	(18.0)%

Selling, general and administrative expenses	28.7	30.8	(6.8)%
Fox River Funding Agreement	—	24.0	(100.0)%

Operating income (loss)	4.2	(14.7)	128.6%

Interest expense, net	11.1	11.9	(6.7)%
Debt modification expense	3.6	—	nm
Other non-operating expense, net	0.5	1.4	(64.3)%

Loss from continuing operations before income taxes	(11.0)	(28.0)	60.7%
Provision for income taxes	—	0.1	(100.0)%

Loss from continuing operations	(11.0)	(28.1)	60.9%

Discontinued operations
Income from discontinued operations	3.0	4.9	(38.8)%
Gain on sale	188.9	—	nm
Income from discontinued operations	191.9	4.9	nm
Net income (loss)	$180.9	$(23.2)	nm

Comparison as a percentage of net sales
Cost of sales	81.8%	78.7%	3.1%
Gross margin	18.2%	21.3%	(3.1)%
Selling, general and administrative expenses	15.9%	16.4%	(0.5)%
Operating margin	2.3%	(7.8)%	10.1%
Loss from continuing operations before income taxes	(6.1)%	(14.9)%	8.8%
Loss from continuing operations	(6.1)%	(15.0)%	8.9%

Net sales for third quarter 2015 were $180.6 million, a decrease of $7.3 million, or 3.9%, compared to the same quarter last year. Shipment volumes were approximately 1% higher than third quarter 2014. Thermal papers net sales and carbonless papers net sales were down 2.0% and 6.1%, respectively, from the prior year period.

Third quarter 2015 operating income of $4.2 million was $18.9 million higher than the third quarter 2014 operating loss of $14.7 million. The third quarter 2014 operating loss included a $24.0 million charge related to the Fox River Funding Agreement. When comparing the current quarter financial results to the prior year period, earnings were lower by $10.8 million due to unfavorable product pricing and mix, largely within the thermal papers business. This was partially offset by a reduction in manufacturing costs of $1.2 million due to continuing improvement in manufacturing operations and a favorable $2.5 million mark-to-market adjustment related to the Company’s retiree benefit plans. SG&A expenses were $2.1 million, or 6.8%, lower than the previous year quarter largely due to lower compensation and pension expenses.

During the third quarter of 2015, the Company recorded a net loss from continuing operations of $11.0 million. This compared to a net loss from continuing operations of $28.1 million in third quarter 2014. In addition to the items noted above, current year results included debt modification expense of $3.6 million related to the write-off of previously-deferred debt issuance costs. Also, foreign exchange losses were $0.9 million lower than during the same quarter last year.

Comparison of Unaudited Results of Operations for the Nine Months Ended October 4, 2015 and

September 28, 2014

	For the Nine Months Ended
	October 4,	September 28,	Increase
	2015	2014	(Decrease)

	(dollars in millions)

Net sales	$530.6	$579.9	(8.5)%
Cost of sales	438.1	459.4	(4.6)%

Gross profit	92.5	120.5	(23.2)%

Selling, general and administrative expenses	85.5	93.2	(8.3)%
Fox River Funding Agreement	—	24.0	(100.0)%

Operating income	7.0	3.3	112.1%

Interest expense, net	36.4	36.1	0.8%
Debt modification expense	3.6	—	nm
Other non-operating expense, net	2.2	1.6	37.5%

Loss from continuing operations before income taxes	(35.2)	(34.4)	(2.3)%
Provision for income taxes	0.2	0.1	100.0%

Loss from continuing operations	(35.4)	(34.5)	(2.6)%

Discontinued operations
Income from discontinued operations	11.8	12.2	(3.3)%
Gain on sale	188.9	—	nm
Income from discontinued operations	200.7	12.2	nm
Net income (loss)	$165.3	$(22.3)	nm

Comparison as a percentage of net sales
Cost of sales	82.6%	79.2%	3.4%
Gross margin	17.4%	20.8%	(3.4)%
Selling, general and administrative expenses	16.1%	16.1%	—%
Operating margin	1.3%	0.6%	0.7%
Loss from continuing operations before income taxes	(6.6)%	(5.9)%	(0.7)%
Loss from continuing operations	(6.7)%	(5.9)%	(0.8)%

Year-to-date 2015 net sales of $530.6 million were $49.3 million, or 8.5% lower than net sales of $579.9 million recorded during the first nine months of 2014. Current year shipment volumes were nearly 4% lower than in 2014. Thermal papers net sales and carbonless papers net sales were down 12.8% and 3.2%, respectively, from the prior year period.

The Company recorded operating income of $7.0 million for the first nine months of 2015. This compared to operating income of $3.3 million for the same period last year. During the first nine months of 2015, foreign competition in the thermal papers business continued to negatively impact financial results. When comparing year-to-date 2015 financial results to the prior year period, earnings were lower by $30.4 million due to unfavorable product pricing and mix within the thermal papers business. Lower shipment volumes also negatively impacted overall year-to-date earnings by $8.8 million. Thus far during 2015, improved manufacturing operations and cost savings initiatives reduced manufacturing costs by $15.2 million. SG&A spending was $7.7 million lower when compared to 2014 largely due to lower distribution costs, as well as lower compensation and pension expenses. The prior year period also included a $24.0 million charge related to the Fox River Funding Agreement.

The Company reported a net loss from continuing operations of $35.4 million for the first nine months of 2015 compared to a net loss from continuing operations of $34.5 million reported last year. In addition to the items noted above, current year results included debt modification expense of $3.6 million related to the write-off of previously-deferred debt issuance costs. During 2015, a $1.4 million foreign exchange loss, due to fluctuations in the Euro and Canadian dollar was recorded, as well as $0.8 million for expenses associated with the accounts receivable securitization.

Business Segment Discussion

Third quarter 2015 net sales were $180.6 million, $7.3 million lower than third quarter 2014 net sales. Year-to-date 2015 net sales were $530.6 million, $49.3 million lower than 2014 net sales. Third quarter 2015 operating income was $6.5 million compared to third quarter 2014 operating income of $12.3 million. Year-to-date 2015 operating income of $15.0 million compared to prior period 2014 operating income of $35.5 million. The year-on-year operating income variance was the result of the following (dollars in millions):

	For the Three	For the Nine
	Months Ended	Months Ended
	October 4, 2015 v.	October 4, 2015 v.
	the Three Months	the Nine Months
	Ended September 28, 2014	Ended September 28, 2014

Favorable manufacturing costs	$ 1.2	$ 15.2
Lower SG&A and other	2.0	5.4
Extended maintenance downtime at the Roaring Spring mill	-	(2.4)
Retiree benefit plan mark-to-market gain (loss)	2.5	(1.7)
Lower shipment volumes	(0.7)	(8.8)
Unfavorable price and mix	(10.8)	(28.2)
	$ (5.8)	$ (20.5)

Thermal Papers

•Third quarter 2015 thermal papers net sales totaled $99.4 million, a decrease of $2.0 million, or 2.0%, compared to the same prior year period. Third quarter net sales were nearly 20% higher than second quarter 2015. Shipment volumes were nearly 10% higher than in third quarter 2014. Current quarter shipments of tag, label and entertainment (“TLE”) were approximately 1% higher than in third quarter 2014 and shipments of receipt paper increased nearly 21% compared to the same period last year. The Company believes that third quarter 2015 marked the beginning of stabilization in the thermal papers markets with market share shifting to more historical levels as some competitors exited the market. In addition, manufacturers were able to initiate a September 1 price increase for certain receipt papers. This is the first U.S. price increase since early 2013 and the Company believes that this marks the first steps toward price recovery. During the first nine months of 2015, thermal papers net sales totaled $277.0 million, a decrease of $40.8 million, or 12.8%, from prior year. On a year-to-date basis, 2015 thermal shipment volumes were approximately 4% lower than last year with TLE and receipt paper volumes decreasing approximately 1% and 7%, respectively.

•Operating income in the thermal papers segment was nearly breakeven for third quarter 2015. This compared to third quarter 2014 operating income of $5.3 million. Increased shipment volumes provided $3.0 million of operating income. Though volume was up, unfavorable pricing and product mix, as well as a strong U.S. dollar, resulted in a reduction to operating income of $12.6 million. This was partially offset by a $2.1 million reduction in manufacturing costs and slightly lower SG&A spending. During the first nine months of 2015, an operating loss of $6.7 million was reported compared to $15.0 million of operating income for the same period last year. Current year-to-date earnings were negatively impacted by unfavorable pricing and product mix of $30.4 million and lower shipment volumes of $3.7 million. This was partially offset by a $9.5 million reduction in manufacturing costs and lower SG&A spending of $3.4 million.

Carbonless Papers

•Third quarter 2015 carbonless net sales totaled $81.2 million, a decrease of $5.3 million, or 6.1%, from prior year. Current quarter shipment volumes were approximately 8% lower than third quarter 2014. During the first nine months of 2015, carbonless net sales totaled $253.6 million, a decrease of $8.5 million, or 3.2% from prior year. Year-to-date 2015 carbonless shipment volumes were down just over 3% compared to last year.

•Third quarter 2015 carbonless papers operating income of $6.7 million compared to operating income of $7.0 million reported in third quarter 2014. Lower shipment volumes resulted in a $3.7 million shortfall in operating income. This was partially offset by favorable product pricing and mix of $1.8 million and slightly lower SG&A. During the first nine months of 2015, operating income of $21.7 million was reported compared to $20.5 million of operating income for the same period in 2014. Year-to-date manufacturing operations were $5.7 million favorable, SG&A spending was lower by $2.0 million and pricing and product mix was favorable by $2.2 million. This was partially offset by increased maintenance downtime costs of $2.4 million and a $5.1 million shortfall due to lower shipment volumes.

Unallocated Corporate Charges

•Unallocated corporate charges totaled $2.4 million in third quarter 2015 and $27.0 million in third quarter 2014. Year-to-date 2015 expense was $8.0 million compared to $32.2 million for the first nine months of 2014. Third quarter 2014 and year-to-date 2014 included a $24.0 million charge related to the Fox River Funding Agreement.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects cash on hand, internally-generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At October 4, 2015, the Company had $2.3 million of unrestricted cash and, in accordance with its debt covenants, approximately $22.5 million of unused borrowing capacity under its revolving credit facility. At that date, the revolving credit facility had an outstanding balance of $3.5 million compared to $6.4 million at year-end 2014. Approximately $17.7 million of the revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder. In addition, the Company had restricted cash of $4.2 million, from its sale of the Encapsys business, to be used for capital investment and/or debt reduction. Net debt (total debt less cash) was $411.0 million compared to $589.5 million at year-end 2014.

The Company was in compliance with all debt covenants at October 4, 2015, and is forecasted to remain in compliance for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any such amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the Company’s non-compliance with the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing in such circumstances. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash used by operating activities during the first nine months of 2015 was $10.5 million compared to $47.1 million of net cash provided during the same nine-month period in 2014.  In addition to  net income of $165.3 million, noncash charges totaling $31.6 million were recorded. Noncash charges included $21.5 million of depreciation and amortization, $3.6 million of debt modification expense,  $1.5 million of foreign exchange loss, $1.5 million of noncash employer matching contributions to the KSOP and $3.5 million of other noncash charges. In addition, a $188.9 million gain on the sale of the Encapsys business was recorded during the period. During the first three quarters of 2015, working capital increased by $10.4 million. This was largely the result of a $30.2 million decrease in accounts payable and other accrued liabilities due to the Company making $11.5 million of payments in accordance with the Fox River Funding Agreement, as well as paying its accounts payable sooner to take advantage of favorable vendor payment terms. This was partially offset by a $13.0 million decrease in inventories, a $3.5 million decrease in accounts receivable and a $3.3 million decrease in other current assets.

Cash Flows from Investing Activities. During the first nine months of 2015, $183.6 million of cash was provided from investing activities. During this current year period, there was a $200.5 million increase to cash resulting from the sale of the Encapsys business, of which, $4.2 million is restricted for the specific purpose of capital investment and/or further debt reduction within one year from the sale of Encapsys. In addition, $12.6 million was spent for the acquisition of property, plant and equipment. This compares to $12.0 million of cash used for investing activities last year which included $14.2 million used for the acquisition of property, plant and equipment and $2.2 million of proceeds from the second quarter 2014 auction of papermaking equipment located at the West Carrollton, Ohio facility.

Cash Flows from Financing Activities. Net cash used by financing activities during the first nine months of 2015 was $173.5 million compared to $23.8 million of cash used during the same prior year period. During third quarter 2015, the Company repaid $170.0 million on its first lien term loan using proceeds from the sale of its Encapsys business. In addition, during the first three quarters of 2015, it made mandatory debt repayments of $3.6 million on its first lien term loan and State of Ohio loans. During 2015, the Company also repaid a net $2.9 million on its revolving credit facility. During the current year quarter, the Company incurred $0.9 million of debt acquisition costs related to the execution of the Third Amendment to the Credit Agreement. These costs have been deferred and will be amortized over the remaining term of the Credit Agreement. Current year proceeds from the issuance of PDC redeemable common stock totaled $1.1 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2015. Payments to redeem PDC stock were $5.1 million during this same period.  In addition, cash overdrafts increased  $8.1 million during the current year period. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. Then, in August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The amendments in ASU 2015-15 address the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements such that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASU’s are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements. The deferred debt issuance costs in Note 7 of the Notes to Condensed Consolidated Financial Statements are subject to reclassification as a result of this pending accounting pronouncement.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This guidance limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that will have a major effect on an entity's operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed. ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. As required, the Company adopted this guidance for its fiscal year beginning January 4, 2015 and there was no impact to its consolidated financial statements as a result of adoption. See Note 2 of the Notes to Condensed Consolidated Financial Statements for disclosures relating to the Company’s discontinued operations.

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

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 4, 2015.

Changes in Internal Control over Financial Reporting

         There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2009, the EPA finalized its finding that greenhouse gas (“GHG”) emissions endanger the public health and welfare. Since then, the EPA has finalized rules to regulate GHG emissions under the federal Clean Air Act. Also in 2009, several bills were introduced in the U.S. Congress concerning climate change and the emission into the environment of carbon dioxide and other GHGs. If there is legislation, it may take the form of a cap and trade program and the Company may then be required, among other things, to purchase allowances or offsets to emit GHGs or other regulated pollutants or to pay taxes on such emissions. In April 2010, the EPA proposed three related air rules commonly known as the Industrial Boiler MACT under the Clean Air Act. These air rules were finalized by the EPA in December 2012. The Company has reviewed options available to comply with these rules. The Company’s current estimate to implement the most viable option to comply with the regulations will result in capital spending of approximately $10 million; however, the amount of spending ultimately incurred may differ. In addition, the timing of any additional spending is uncertain. The Company has received an extension until January 31, 2017 to achieve compliance with these rules. The majority of the expenditures are expected to occur during 2015 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change these estimates.

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

As a result of the appeal of the first 12-month AR period determination, the CIT ordered the Department to reconsider its final results. On June 23, 2014, the Department determined, under protest of the CIT’s direction that the margin rate is de minimis (effectively zero). The CIT affirmed this redetermination on December 31, 2014. On June 11, 2014, the Department issued a final determination for the fourth 12-month AR period with a dumping margin of zero for imports from the German manufacturer for the period from November 2011 to October 2012. Appvion appealed this final determination to the CIT and, on September 17, 2015, the CIT denied Appvion’s appeal and affirmed the zero dumping margin.  Appvion is considering its options to further appeal this determination. On March 31, 2015, the Department issued its final determination on the fifth AR period from November 2012 to October 2013 with a zero margin.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 3, 2015, as well as in the Quarterly Report on Form 10-Q for the current quarter ended October 4, 2015, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6 – Exhibits

10.1 31.1

Amendment to Funding Agreement between NCR Corporation, B.A.T. Industries, p.l.c., Appvion, Inc., Winward Prospects Ltd. and BTI 2014 LLC, dated as of September 18, 2015.†

Certification of Kevin M. Gilligan, President and Chief Executive Officer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

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

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: November 13, 2015	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)