Form 10-K
period 2016-01-02
PAPERWEIGHT DEVELOPMENT CORP
filed 2016-03-25
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 2, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of March 1, 2016,  6,757,865 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp were held by non-affiliates.

Documents incorporated by reference: None.

PART I

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appvion, Inc. and its 100%-owned subsidiaries (collectively “Appvion”).

Item 1.Business

Overview

The Company is a leading manufacturer of specialty, high value-added coated paper products, including carbonless, thermal and security papers. The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as security technologies. Under U.S. generally accepted accounting principles (“GAAP”), the Company has two reportable segments: thermal papers and carbonless papers. The performance of these two segments is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

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

Recent Dispositions

In August 2015, as part of the Company’s strategic, long-term focus on its core paper businesses, Appvion completed the sale of the assets primarily used in the development, manufacture and sale of microencapsulation materials by the former Encapsys segment of the Company (the “Encapsys Business”) to Rise Acquisition LLC (“Rise”), a Delaware limited liability company and an affiliate of Sherman Capital Holdings LLC, a Delaware limited liability company. In connection with the sale, Appvion and Rise entered into a Supply Agreement, through which Rise will supply Appvion with all of its microencapsulation product requirements for use in its carbonless paper products for a ten-year term subject to renewal.

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

The Company has determined that its former Encapsys segment met the criteria to be classified as discontinued operations which requires retrospective application to financial information for all periods presented. Refer to Note 3 of Notes to Consolidated Financial Statements for further information on the Company’s discontinued operations.

For financial information regarding the Company’s business segments, refer to Note 23 of Notes to Consolidated Financial Statements contained below in “Item 8. Financial Statements and Supplementary Data.”

Thermal Papers

The thermal papers segment develops and produces substrates for the transaction and item identification markets and accounted for approximately 53% of total company net sales in 2015. The Company believes it is the largest manufacturer of direct thermal papers in North America. Thermal paper is used in four principal end markets:  (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts. The point-of-sale and label market segments, combined, accounted for the majority of thermal paper volume of the North American thermal market in 2015.

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

The thermal papers market is growing with new applications being developed to use thermal technology. Based on its assessment of the period 2010 through 2015, the Company believes North American thermal markets expanded at a 2% compound average growth rate, with annual rates ranging from increases of 1% to 5%. The Company believes demand for thermal paper will continue to grow in North America and around the world. Sales of thermal papers have not been significantly impacted by seasonality. In addition to the Company, other significant thermal paper producers include Koehler AG, Kanzaki Specialty Papers, Ricoh Company, Ltd., Mitsubishi Paper Mills Company Ltd. and Hansol Paper Company, Ltd. In the thermal papers market, the Company competes primarily on the basis of product quality, service, breadth of product offering and price.

Carbonless Papers

The carbonless papers segment includes carbonless, security and other specialty paper products and accounted for approximately 47% of total company net sales in 2015. The Company produces and sells carbonless roll and sheet products under the NCR PAPER* brand. The Company believes its product line is among the broadest in the industry and offers customers a single source solution for their carbonless paper needs. The Company also produces coated paper products for design and print applications and offers custom paper coating solutions.

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

The Company believes the North American market for carbonless paper products has been in decline since 1994 as a result of greater use of competing technologies such as digital laser, inkjet and thermal printers and electronic communications. The Company believes the North American carbonless paper market declined by approximately 7% to 10% annually from 2010 through 2015. The decline is expected to continue at historical rates over the next several years. The Company believes the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 6% per year.

In addition to the Company, other significant carbonless paper producers include P.H. Glatfelter Company, Nekoosa Coated Products, Mitsubishi Paper Mills Company Ltd., Asia Pulp and Paper Co. Ltd., Koehler AG, Nippon Industries Co. Ltd. and Oji Paper Co. Ltd.

The Company produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of security papers products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. Sales of the Company’s security papers products have not been significantly impacted by seasonality.

Security paper competitors include P.H. Glatfelter Company, Rolland Enterprises Inc., Domtar, Copamex, S.A. de C.V., Papierfabrik Louisenthal GmbH, Arjowiggins Security and De La Rue International.

In the carbonless market, the Company competes primarily on the basis of product quality, service, breadth of product offering and price.

* NCR PAPER is a registered trademark licensed to the Company.

Geographical Financial Information

Revenues from sales in the U.S. were $526.0 million in 2015, $568.6 million in 2014 and $577.9 million in 2013. Revenues from sales to customers in foreign countries were $174.0 million in 2015, $196.1 million in 2014 and $194.8 million in 2013. All long-lived assets were located in the U.S. as of January 2, 2016. Substantially all long-lived assets were located in the U.S. as of January 3, 2015 and December 28, 2013. See Note 23, Segment Information, of Notes to Consolidated Financial Statements.

Research and Development

Ongoing investment in research and development has enabled the Company to develop core competencies in specialty coating chemistry, coating application systems and security technologies. Research and development efforts are focused on cost reduction, product line extensions, new product development and technology transfer and development. Research and development costs related to the development of new products and significant improvements to existing products were $9.0 million in 2015, $9.5 million in 2014 and $9.2 million in 2013.

Sales, Marketing and Distribution

The Company promotes and sells products through its sales and marketing organization. Sales personnel operate from field locations. Marketing employees work to acquire market, end-user and competitor insight to uncover and deliver market-focused solutions. Technical service representatives assist customers with product applications and improvements and complaint resolution by telephone and in person at customer locations. Customer service representatives receive customer orders, establish delivery dates and answer inquiries about stock availability and order status.

The Company uses 10 distribution centers to store and distribute products to customers. Distribution centers are located in Appleton, Wisconsin; Monroe, Ohio; and Kansas City, Kansas. Third-party logistics services are contracted through distribution facilities at Middletown, Pennsylvania; McDonough, Georgia; Portland, Oregon; Ontario, California; Burlington, Ontario, Canada; Birmingham, England; and Utrecht, Netherlands.

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

Sales to the Company’s largest customer accounted for approximately 9% of 2015 and 2014 total company net sales and 8% of 2013 total company net sales. The five largest customers in the carbonless papers segment collectively accounted for approximately 44% of carbonless net sales in 2015, 41% of carbonless papers net sales in 2014 and 39% of carbonless papers net sales in 2013. The five largest customers in the thermal papers segment collectively accounted for approximately 44% of thermal papers net sales in 2015, 41% of thermal papers net sales in 2014 and 39% of thermal papers net sales in 2013.

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

Order Backlogs

In the carbonless papers business, customers typically order from stock grades and most orders are delivered the next day. Thermal papers customers also order primarily stock grades. Total carbonless papers and thermal papers products ordered but not shipped was approximately 4% of annual sales volume in 2015 and 2014, respectively, and 5% of annual sales volume in 2013.

Manufacturing

The Appleton plant, located in Appleton, Wisconsin, produces carbonless and specialty papers, as well as thermal papers. The Roaring Spring, Pennsylvania mill is a nearly fully-integrated pulp and paper mill with three paper machines and produces carbonless, security and specialty papers. The West Carrollton, Ohio plant produces thermal paper products.

Raw Materials

Raw materials purchases primarily consist of base stock and chemicals. In 2015, those materials made up approximately 59% of the cost of goods sold. The largest raw material component, base stock, which are rolls of uncoated paper used in the production of coated paper products, comprised 39% of cost of goods sold in 2015. Base stock is acquired from multiple sources pursuant to purchase agreements which establish pricing and volume targets. These agreements mitigate exposure to significant pricing cycles common for pulp and commodity paper products. The next largest raw material component is chemicals.

On February 22, 2012, the Company entered into a long-term supply agreement with a supplier for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. The agreement includes successive five-year renewal terms unless either party gives notice of non-renewal at least two years prior to the expiration of the then current term. Prices to be paid by the Company are subject to certain rebates and certain adjustments during the term of the agreement based on volume, changes to raw material pricing, freight prices and productivity gains. The supplier has agreed to be competitive in terms of price, delivery, quality and services. Purchases made from this supplier were approximately 95% of total 2015 base stock purchases. For further information see the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 of Notes to Consolidated Financial Statements.

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

Employees

As of March 1, 2016, the Company employed 1,424 persons, of whom 947 were covered by union contracts. Manufacturing employees at the Company’s manufacturing facilities in Appleton, Wisconsin, Roaring Spring, Pennsylvania and West Carrollton, Ohio are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). The Company has labor agreements in effect with represented employees at the Appleton plant through August 31, 2017; at the Roaring Spring mill through February 1, 2018; and at the West Carrollton plant until through March 31, 2018.

USW also represents employees at the Appleton, Wisconsin and Kansas City, Kansas distribution centers. Employees at the distribution center in Ohio are not represented.

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

Compliance with environmental laws and regulations is an important facet of the business. The Company expects to incur capital expenditures of approximately $7.9 million in 2016, largely the result of the cost of required January 31, 2017 compliance with the Industrial Boiler MACT rules, and a total of approximately $0.7 million from 2017 through 2021 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. The Company expects to continue to incur expenditures after 2021 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

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
(b)	In no event will Appvion’s funding obligations for Future Sites Costs exceed $25 million (the “Appvion Future Sites Cap”); and
(c)

In no event will Appvion’s funding obligations under the Funding Agreement exceed $7.5 million during any calendar year (except for the payment of $4 million on February 1, 2015 and the payment of up to $7.5 million on September 1, 2015). The $4 million payment due February 1, 2015 and the $7.5 million payment due September 1, 2015 have been timely paid.

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

As a result of the Funding Agreement, $24.0 million of expense was recorded as selling, general and administrative (“SG&A”) expense in the Consolidated Statement of Comprehensive (Loss) Income for the year ended January 3, 2015. This represents the total of the four payments expected to be made with respect to Fox River costs, as discussed above, with the first payment made on September 30, 2014, the second payment made on February 2, 2015, the third payment made on September 1, 2015 and the last payment due September 1, 2016, discounted to reflect the long-term nature of the liability.  A short-term liability of $7.3 million is recorded in other accrued liabilities on the Consolidated Balance Sheet as of January 2, 2016. The total of these liabilities will be accreted to the full liability of $25.0 million during the course of the payment schedule.

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

In 2009, the EPA finalized its finding that greenhouse gas (“GHG”) emissions endanger the public health and welfare. Since then, the EPA has finalized rules to regulate GHG emissions under the federal Clean Air Act. Also in 2009, several bills were introduced in the U.S. Congress concerning climate change and the emission into the environment of carbon dioxide and other GHGs. If there is legislation, it may take the form of a cap and trade program and the Company may then be required, among other things, to purchase allowances or offsets to emit GHGs or other regulated pollutants or to pay taxes on such emissions. In April 2010, the EPA proposed three related air rules commonly known as the Industrial Boiler MACT under the Clean Air Act. These air rules were finalized by the EPA in December 2012. The Company’s current estimate of the cost of compliance with the regulations will result in capital spending of approximately $10 million; however, the amount of spending ultimately incurred may differ. The Company has received an extension until January 31, 2017 to achieve compliance with these rules. The majority of the expenditures are expected to occur during 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change these estimates.

The Company has a substantial amount of indebtedness outstanding and, as a result, it is operating as a highly leveraged company.

The Company’s total debt at January 2, 2016, was approximately $423.4 million and, in accordance with its debt covenants, it had approximately $20.0 million of unused borrowing capacity under its revolving credit facility. For a description of the components of the Company’s debt, as well as discussion of the June 28, 2013 and November 19, 2013 voluntary refinancing of a portion of its debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 of the Notes to Consolidated Financial Statements. This large amount of indebtedness could:

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

•         environmental regulations; and

•         general economic conditions.

The Company expects to use cash flow from operations to pay its expenses and scheduled interest and principal payments due under its outstanding indebtedness. Its ability to make these payments depends on its future performance, which will be affected by financial, business, economic and other factors, many of which the Company cannot control. Consequently, its business may not generate sufficient cash flow from operations in the future and its anticipated growth in revenue and cash flow may not be realized, either or both of which could result in the Company being unable to repay or pay interest on its indebtedness or to fund other liquidity needs. If the Company does not have enough money to meet its debt obligations when due, it may be required to refinance all or part of its then-existing debt, sell assets or borrow more money. The Company cannot make any assurances that it will be able to accomplish any of these alternatives on terms acceptable to it, or at all. In addition, the terms of existing or future debt agreements, including the first lien term loan, the revolving credit facility and the second lien notes indenture, may restrict the Company from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the value of its indebtedness and its ability to pay the amounts due. In addition, if the Company defaults in the payment of amounts due, it would give rise to an event of default under the note indentures and possible acceleration of amounts due under its outstanding indebtedness. In the event of any acceleration, there can be no assurance the Company will have enough cash to repay its outstanding indebtedness. On June 28, 2013, the Company completed a voluntary refinancing of a portion of its debt. The indebtedness incurred under the first lien term loan and revolving line of credit bear interest at variable rates, and therefore if interest rates increase, debt service requirements would increase. On July 30, 2013, Appvion fixed the interest rate at 7.24%, on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 15, 2014 and a maturity date of June 8, 2019.

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

The Company’s carbonless papers segment, of which the primary product is carbonless paper, accounted for 45% of net sales in 2013, 46% of net sales in 2014 and 47% of net sales in 2015. Total sales volume of carbonless paper products decreased approximately 6% from 2014 to 2015. Total sales volume of carbonless paper products increased approximately 2% from 2013 to 2014. Total sales volume of carbonless paper products decreased approximately 18% from 2012 to 2013 largely due to the Company’s decision to discontinue selling carbonless papers into certain non-strategic international markets. The Company believes the worldwide carbonless market is declining as users switch to alternative modes of technologies and communication. The Company expects that its total sales volume of carbonless paper products will continue to decline at rates that are consistent with the decline rate of the overall market. If the decline in the Company’s sales of carbonless paper products accelerates, or if it is unable to maintain the prices of its carbonless paper products or if it is unable to offset reductions in carbonless papers sales with increased sales of thermal papers or other products, then the Company’s business, financial condition and results of operations may be materially adversely affected.

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

The five largest customers in the carbonless papers segment collectively accounted for approximately 44% of carbonless papers net sales in 2015, 41% of carbonless papers net sales in 2014 and 39% of carbonless papers net sales in 2013. The five largest customers in the thermal papers segment collectively accounted for approximately 44% of thermal papers net sales in 2015, 41% of thermal papers net sales in 2014 and 39% of thermal papers net sales in 2013.

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

The Company’s business depends upon the availability of key raw materials, including base stock and certain chemicals. On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. This agreement has the effect of reducing the number of raw material suppliers to the Company and increasing the Company’s dependence on key suppliers. Should this supplier of base stock fail to supply quantities ordered by the Company, the Company may not be able to procure alternate sources of carbonless and thermal base stock in quantities sufficient to meet customer requirements or at prices comparable to the terms under this supply agreement. In 2015, the Company purchased approximately $215 million of base stock from various external suppliers. Nearly 100% of the base stock purchased to produce carbonless paper and approximately 94% of the base stock purchased to produce thermal papers came from the long-term supply vendor.

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

Global financial and credit markets continue to be extremely unstable and unpredictable. Worldwide economic conditions have been weak and may deteriorate further. The instability of the markets and weakness of the global economy could affect the demand for the Company’s customers’ products, the amount, timing and stability of their orders from the Company, the financial strength of its customers and suppliers, and/or the Company’s suppliers’ and customers’ ability to fulfill their obligations to the Company. These factors could materially adversely affect the Company’s business, financial condition and results of operations.

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

The total projected benefit obligation of the Company’s defined benefit pension plans exceeded the fair value of the plan assets by $106.4 million at January 2, 2016. The Company was not required to make contributions to the pension plan in 2015. The Company contributed $16.1 million to the pension plan in 2014. The Company does not need to make contributions to the plan in 2016. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, the pension plan obligation could increase materially. The size of future required pension contributions could result in the Company dedicating a substantial portion of its cash flow from operations to making the contributions, which could materially adversely affect its business, financial condition and results of operations.

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

		Approximate
Location	Description	Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Offices and Manufacturing Plant	1,044,000	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	636,000	Owned
West Carrollton, Ohio	Manufacturing Plant	754,000	Owned
Appleton, Wisconsin (East Warehouse Road)	Warehouse	273,000	Lease expires 1/31/17
Appleton, Wisconsin (Kensington Drive)	Distribution Center	357,000	Lease expires 12/31/20
Monroe, Ohio	Distribution Center	220,000	Lease expires 4/30/16
Kansas City, Kansas	Distribution Center	103,000	Lease expires 3/31/16
Roaring Spring, Pennsylvania	Warehouse	89,000	Month to Month

The Company’s business is primarily operated in Appleton, Wisconsin; West Carrollton, Ohio; and Roaring Spring, Pennsylvania.

During the years 2011 through 2015, the Company invested approximately $86 million in capital improvements, of which, approximately $73 million was spent at its manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $73 million spent on manufacturing facilities, approximately $2 million was spent to comply with applicable environmental regulations.

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

Item 4.Mine Safety Disclosures

Not applicable

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the common stock of PDC. All of the outstanding shares of PDC are owned of record by the KSOP, in which there are approximately 1,848 active participants who were invested in the Company’s Stock Fund as of January 2, 2016.

No dividends have been declared on the common stock of PDC in the last two years, nor does PDC currently anticipate it will be paying dividends in the foreseeable future. PDC is and anticipates that it will continue to be restricted from declaring dividends and repurchasing common stock pursuant to provisions contained in the Company’s indebtedness agreements. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Outstanding Indebtedness” and Note 10 of Notes to Consolidated Financial Statements.

During the year ended January 2, 2016, PDC sold approximately 167,177 shares of its common stock to the ESOP. The ESOP acquired the shares with pre-tax payroll deferrals, rollovers and employee loan payments made to the ESOP during the period from January 4, 2015 through January 2, 2016, by employees of the Company who are participants in the KSOP, as well as interest received by the trust. The aggregate sales price was $1.9 million. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended. The Company’s matching contributions over this same period resulted in an additional 160,097 shares of PDC redeemable common stock being issued. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 775,075 shares of PDC redeemable common stock were repurchased during 2015 at an aggregate price of $9.4 million.

Item 6.Selected Financial Data

The following tables set forth selected consolidated financial data for Paperweight Development Corp. and Subsidiaries (“PDC”) as of and for each of the five years in the five-year period ended January 2, 2016. The consolidated financial information shown below includes the Encapsys Business (through its sale in August 2015) as discontinued operations. Refer to Note 3 of Notes to Consolidated Financial Statements for further information on the Company’s discontinued operations. The selected consolidated statement of comprehensive income (loss) information for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 and the selected consolidated balance sheet information as of January 2, 2016 and January 3, 2015, was derived from audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data." The remaining historical financial information presented below was derived from previously-reported consolidated financial statements, not included in this report.

The historical consolidated financial information presented below is not necessarily indicative of the financial position or results of operations for any future period. The financial and other operating data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and related notes included elsewhere in this report.

	2015	2014	2013	2012	2011

	(in thousands)
Statement of Operations Data:
Net sales	$700,046	$764,698	$772,693	$818,544	$823,839
Cost of sales (1)	576,441	657,331	552,562	744,341	702,429
Gross profit	123,605	107,367	220,131	74,203	121,410
Selling, general and administrative expenses (1)	113,077	140,257	100,888	146,869	137,586
Restructuring and other charges (2)	—	—	—	28,589	—
Environmental expense insurance recovery	—	—	—	(2,188)	—
Fox River Funding Agreement (3)	—	23,975	—	—	—
Litigation settlement, net	—	—	—	—	3,122

Operating income (loss)	10,528	(56,865)	119,243	(99,067)	(19,298)

Interest expense, net	45,986	49,087	55,541	59,430	60,975
Debt modification/extinguishment expense	3,605	—	59,681	—	—
Litigation settlement, net	—	—	—	—	(23,229)
Other expense (income)	2,617	2,730	82	(47)	(102)

(Loss) income from continuing operations before income taxes	(41,680)	(108,682)	3,939	(158,450)	(56,942)

Provision for income taxes	245	269	193	587	577

(Loss) income from continuing operations	(41,925)	(108,951)	3,746	(159,037)	(57,519)

Discontinued Operations
Income from discontinued operations, net of income taxes	11,750	16,179	13,529	10,586	9,867
Gain on sale, net of income taxes	188,749	—	—	—	—
Income from discontinued operations, net of income taxes	200,499	16,179	13,529	10,586	9,867

Net income (loss)	$158,574	$(92,772)	$17,275	$(148,451)	$(47,652)

	2015	2014	2013	2012	2011
Other Financial Data:
Depreciation and amortization (4)	$26,823	$27,708	$28,225	$97,480	$44,718
Capital expenditures (4)	14,401	13,726	23,809	14,920	12,044
Balance Sheet Data (at end of period):
Working capital	$30,839	$29,193	$65,209	$64,823	$109,104
Total assets	406,549	449,268	547,528	561,090	643,268
Total debt	424,299	592,936	597,293	515,765	511,874

(1)

During fourth quarter 2012, the Company adopted mark-to-market accounting for its pension and other postretirement benefit plans. The net mark-to-market loss (gain), excluding discontinued operations, was recorded as follows (in thousands).

	2015	2014	2013	2012	2011

Cost of Sales	$2,404	$44,557	$(44,920)	$22,248	$34,088
Selling, general and administrative expenses	1,054	18,630	(17,748)	9,846	14,597
	$3,458	$63,187	$(62,668)	$32,094	$48,685

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

(4)   Amounts exclude information related to discontinued operations.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appvion, Inc. and its 100%-owned subsidiaries (collectively “Appvion”).

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC as of and for the three-year period ended January 2, 2016. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Sale of the Encapsys Business

On August 3, 2015, Appvion completed the sale of the assets primarily used in the development, manufacture and sale of microencapsulation materials by the Encapsys segment of the Company (the “Encapsys Business”) to Rise Acquisition LLC (“Rise”), a Delaware limited liability company and an affiliate of Sherman Capital Holdings LLC, a Delaware limited liability company, for an aggregate purchase price of $208 million in cash, subject to working capital adjustments, and the assumption of certain liabilities (the “Sale”). Total working capital adjustments and cash expenses of the Sale were approximately $7.5 million. Of the approximately $200.5 million of net proceeds, $165 million was used immediately to repay a portion of long-term debt. In addition, proceeds of $35 million were set aside as restricted cash to be used within one year of this transaction for the specific purpose of capital investment and/or further debt reduction. Appvion used this restricted cash to repay an additional $25 million in long-term debt and used $10 million for capital investment. As of year-end 2015, no restricted cash remains. The estimated carrying value of the net assets sold was $11.8 million.

In connection with the Sale, Appvion and Rise entered into certain other agreements, including a Supply Agreement, through which Rise will supply Appvion with all of its microencapsulation product requirements for use in its carbonless paper products for a ten-year term subject to renewal, and a Transition Services Agreement, by which Appvion will provide certain transition services to Rise for up to three years following the closing date. Additionally, Appvion and Rise entered into a lease agreement, by which Appvion will lease a portion of its facilities in Appleton, Wisconsin to Rise for a three-year term, as well as a Patent License Agreement with respect to certain shared patents related to the Encapsys Business and Appvion’s retained paper businesses.

Executed Third Amendment to the Credit Agreement

On August 3, 2015, Appvion, Paperweight and Jefferies Finance LLC, as administrative agent, and lenders under the Credit Agreement (the “Credit Agreement”) entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement dated June 28, 2013. The Third Amendment became effective simultaneously with the closing of the Sale. Upon its effectiveness, the Third Amendment, among other things, (i) permitted the Company to consummate the Sale of the Encapsys Business and provided for the corresponding release of liens on the Encapsys Business, (ii) required that not less than $165 million of the net proceeds be applied to prepay the revolving credit loans and the term loans under the Credit Agreement and provided that the remainder of the net proceeds be reinvested or otherwise applied to further prepay indebtedness in accordance with the Credit Agreement, (iii) provided for a permanent reduction of the revolving credit facility commitments from $100 million to $75 million, (iv) required the payment of a consent fee equal to 0.175% of the aggregate principal amount of loans and commitments, (v) added a pricing grid providing that at any time after the fiscal year ended 2015 (x) if the reported consolidated first lien leverage ratio is greater than 3.00 to 1.00, the applicable margin on Eurodollar loans increases from 4.5% per annum to 5.0% per annum and the applicable margin on base rate loans increases from 3.5% per annum to 4.0% per annum and (y) if the reported consolidated first lien leverage ratio is less than or equal to 3.00 to 1.00, the applicable margin on Eurodollar loans returns to 4.5% per annum and the applicable margin on base rate loans returns to 3.5% per annum and (vi) further conformed certain terms and covenants under the Credit Agreement to account for the Sale of the Encapsys Business and the transactions contemplated thereby.

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
(b)	In no event will Appvion’s funding obligations for Future Sites Costs exceed $25 million (the “Appvion Future Sites Cap”); and
(c)

In no event will Appvion’s funding obligations under the Funding Agreement exceed $7.5 million during any calendar year (except for the payment of $4 million on February 1, 2015 and the payment of up to $7.5 million on September 1, 2015). The $4 million payment due February 1, 2015 and the $7.5 million payment due September 1, 2015 have been timely paid.

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

As a result of the Funding Agreement, $24.0 million of expense was recorded as SG&A expense in the Consolidated Statements of Comprehensive (Loss) Income for the year ended January 3, 2015. This expense represents the total of the four payments expected to be made with respect to Fox River costs, as discussed above, with the first payment made on September 30, 2014, the second payment made on February 2, 2015, the third payment made on September 1, 2015 and the last payment due September 1, 2016, discounted to reflect the long-term nature of the liability.  A short-term liability of $7.3 million is recorded in other accrued liabilities on the Consolidated Balance Sheet as of January 2, 2016. The total of these liabilities will be accreted to the full liability of $25.0 million during the course of the payment schedule.

Accounts Receivable Securitization Program

During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Consolidated Statements of Cash Flows for the years ended January 2, 2016 and January 3, 2015.

Trade receivables sold to the third-party financial institution, and being serviced by Appvion, Inc., totaled $36.9 million as of January 2, 2016, for which $18.1 million in proceeds was received. Trade receivables sold to the third-party financial institution as of January 3, 2015 totaled $36.9 million, for which $16.8 million in proceeds was received. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss was recorded as a result of the sale. The fair value of the deferred purchase price notes receivable recorded as of year-end 2015 was $16.5 million and $18.7 million as of year-end 2014 and is included in accounts receivable in the Consolidated Balance Sheet as of January 2, 2016 and January 3, 2015, respectively. The Company estimates the fair value of the deferred purchase price notes receivable using Level 3 inputs based on historical performance of similar receivables including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (30 days) of the related receivables.

Servicing fees paid for the program were $0.5 million and $0.4 million for the years ended January 2, 2016 and January 3, 2015, respectively. Transaction costs of $0.7 million, related to the June 2014 entry into this program, were deferred and recorded on the balance sheet as other long-term assets. They are being amortized over the three-year term of the securitization agreement. The remaining balance at January 2, 2016 was $0.3 million.

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

On June 28, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities, reduce interest costs and increase financial flexibility and liquidity options. The refinancing included the execution of a new credit agreement providing for a $100 million five-year revolving line of credit due June 2018 and a $335 million first lien term loan due June 2019. The new line of credit replaced the five-year, $100 million revolving credit facility due February 2015. Prior to execution of the Third Amendment discussed above, the new revolving credit facility provided for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Appvion’s borrowings under the revolving credit facility bear interest at Appvion’s option at either base rate plus 3.5% or LIBOR plus 4.5%, per annum and are subject to the first lien leverage ratio provisions of the Third Amendment. Proceeds from the $335 million first lien term loan, less expenses and discounts, were $326.3 million. These proceeds were used to redeem $300.7 million of the 10.5% senior secured first lien notes due June 2015, pay $1.1 million of interest due on the notes, pay $18.1 million of note premiums and costs associated with the note redemption, repay $6.0 million of the old revolver and pay $0.4 million of interest and fees due on the old revolver. The $18.1 million note premium is included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. In addition, there was a cash outlay of $7.2 million for debt acquisition costs. As a result of the refinancing, $6.7 million of unamortized deferred debt issuance costs and original issue discount associated with the redeemed senior secured first lien notes and old revolver were written off and included in debt extinguishment expense.  The first lien term loan bears interest at Appvion’s option at either base rate plus 3.5% or LIBOR, but not less than 1.25%, plus 4.5%, per annum and are subject to the first lien leverage ratio provisions of the Third Amendment. On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of the variable rate debt using an interest rate swap contract with a forward start date of September 15, 2014 and a maturity date of June 28, 2019. On July 31, 2013, Appvion redeemed the remaining $4.3 million of 10.5% senior secured first lien notes. In conjunction with this $4.3 million repayment, a redemption premium of $0.2 million was paid and $0.1 million of unamortized deferred debt issuance costs and original issue discount were written off and included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. For further information, see the Cash Flows from Financing Activities in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 10, Long-term Obligations, of Notes to Consolidated Financial Statements.

Financial Highlights

Results for 2015 include the following:

Net sales totaled $700.0 million, a $64.7 million, or 8.5%, decrease from 2014 net sales. Shipment volumes were approximately 4% lower than in 2014. In addition, revenue was negatively impacted by unfavorable pricing, largely due to foreign competition driving down the price of thermal receipt paper for much of the year. Thermal papers net sales were down 10.2% with shipment volumes approximately 2% lower than the prior year. Current year carbonless net sales were lower than 2014 net sales by 6.4% and shipment volumes were approximately 6% lower.

The Company’s 2015 fiscal year contained 52 weeks whereas its 2014 fiscal year included 53 weeks. As a result of the one-week difference, the decrease in 2015 sales, compared to 2014 sales, was nearly two percentage points higher because of the extra week. Similar consideration must be given to other comparisons made between 2015 and 2014 financial results.

Current year cost of sales of $576.4 million was $80.9 million, or 12.3%, lower than 2014 cost of sales. Cost of sales in 2015 included $4.5 million of additional manufacturing costs related primarily to the downtime associated with recovery boiler maintenance at the Roaring Spring, Pennsylvania mill. Current year cost of sales also includes a mark-to-market loss of $2.4 million related to the Company’s retiree benefit plans. This compares to a retiree plan mark-to-market loss of $44.6 million recorded in cost of sales at year-end 2014.

SG&A spending of $113.1 million was $27.2 million, or 19.4%, lower than 2014 spending. During 2015, the Company recorded a mark-to-market loss in SG&A, related to its retiree benefit plans, of $1.1 million. This compares to a mark-to-market loss of $18.6 million recorded in SG&A during 2014. Current year compensation and distribution expenses were lower than in 2014. In addition, prior year legal expenses were higher due to Fox River settlement matters and anti-dumping and countervailing duties claims related to imports of certain lightweight thermal paper.

Net debt as of January 2, 2016 was $421.6 million, compared to $589.5 million at the end of 2014. During third quarter 2015, the Company repaid $170.0 million on its first lien term loan using proceeds from the sale of its Encapsys Business.

Current year results include debt modification expense of $3.6 million related to the write-off of previously-deferred debt issuance costs in conjunction with the repayment of first lien term debt and the execution of the Third Amendment to the Credit Agreement.

   The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as security technologies. The Company has two reportable segments: thermal papers and carbonless papers.

Thermal Papers

The thermal papers market is growing with new applications being developed to use thermal technology. Based on its assessment of the period 2010 through 2015, the Company believes North American thermal markets expanded at a 2% compound average growth rate, with annual rates ranging from increases of 1% to 5%. The Company believes demand for thermal paper will continue to grow in North America and around the world. Sales of thermal papers accounted for approximately 53% of total company net sales in 2015.

The Company competes with domestic producers and imports from Europe and Asia based on a number of factors, including price, product availability, quality and customer service.

Carbonless Papers

The carbonless papers segment includes carbonless, security and other specialty paper products. The Company believes the North American market for carbonless paper products has been in decline since 1994 as a result of greater use of competing technologies such as digital laser, inkjet and thermal printers and electronic communications. The Company believes the North American carbonless paper market declined by approximately 7% to 10% annually from 2010 through 2015. The decline is expected to continue at historical rates over the next several years. The Company believes the worldwide carbonless market is also in decline, with demand declining at approximately 2% to 6% per year. The carbonless papers segment accounted for approximately 47% of total company net sales in 2015.

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

Comparison 2015 and 2014

	For the Year Ended
			Increase
	January 2, 2016	January 3, 2015	(Decrease)
	(dollars in millions)
Net sales	$700.0	$764.7	(8.5)%
Cost of sales	576.4	657.3	(12.3)%

Gross profit	123.6	107.4	15.1%

Selling, general and administrative expenses	113.1	140.3	(19.4)%
Fox River Funding Agreement	—	24.0	(100.0)%

Operating income (loss)	10.5	(56.9)	118.5%

Interest expense, net	46.0	49.1	(6.3)%
Debt modification expense	3.6	—	nm
Other non-operating expense, net	2.6	2.7	(3.7)%

Loss from continuing operations before income taxes	(41.7)	(108.7)	61.6%
Provision for income taxes	0.2	0.3	(33.3)%

Loss from continuing operations	(41.9)	(109.0)	61.6%

Discontinued operations
Income from discontinued operations	11.8	16.2	(27.2)%
Gain on sale	188.7	—	nm
Income from discontinued operations	200.5	16.2	nm
Net income (loss)	$158.6	$(92.8)	nm

Comparison as a percentage of net sales
Cost of sales	82.3%	86.0%	(3.7)%
Gross margin	17.7%	14.0%	3.7%
Selling, general and administrative expenses	16.2%	18.3%	(2.1)%
Operating margin	1.5%	(7.4)%	8.9%
Loss from continuing operations before income taxes	(6.0)%	(14.2)%	8.2%
Loss from continuing operations	(6.0)%	(14.3)%	8.3%

Net sales for 2015 were $700.0 million, a $64.7 million, or 8.5%, decrease from 2014 net sales. Shipment volumes were approximately 4% lower than in 2014.

Operating income of $10.5 million was recorded in 2015 compared to an operating loss of $56.9 million in 2014. Current year improvements in manufacturing operations, as well as cost savings initiatives, reduced manufacturing costs by $30.1 million compared to 2014. This reduction was partially offset by $4.5 million of additional manufacturing costs related primarily to the downtime associated with recovery boiler maintenance at the Roaring Spring mill. In addition, a mark-to-market loss of $3.5 million, related to the Company’s retiree benefit plans, was recorded in 2015 which compared to the retiree plan mark-to-market loss of $63.2 million recorded in the prior year. Of this $59.7 million mark-to-market difference, $42.2 million was in cost of sales and $17.5 million was in SG&A. Unfavorable price and product mix, all of  which was incurred within the thermal papers segment due to foreign competition driving down the price of receipt paper, reduced operating results by $35.7 million. Lower shipment volumes negatively impacted current year financial results by $14.3 million. SG&A spending was $27.2 million lower than 2014 due to reductions in compensation and distribution expenses. In addition, prior year legal expenses were higher due to Fox River settlement matters and anti-dumping and countervailing duties claims related to imports of certain lightweight thermal paper. In 2014, the Company also recorded a $24.0 million charge for the Fox River Funding Agreement.

Current year interest expense was $3.1 million lower than in 2014 as the Company used proceeds from the third quarter 2015 sale of the Encapsys Business to repay $170.0 million of first lien term debt. Current year results also include debt modification expense of $3.6 million related to the write-off of previously-deferred debt issuance costs in conjunction with this repayment of first lien term debt and the execution of the Third Amendment to the Credit.

In 2015, the Company recorded a loss from continuing of operations of $41.9 million compared to a loss from continuing operations of $109.0 million in the previous year.  Discontinued operations recorded income of $11.8 million through August 2, 2015, at which time the Encapsys Business was sold, resulting in a $188.7 million gain. In 2014, discontinued operations recorded income of $16.2 million. The Company recorded 2015 net income of $158.6 million compared to a net loss of $92.8 million in 2014.

Business Segment Discussion – 2015

During 2015, net sales from continuing operations were $700.0 million, $64.7 million lower than 2014 net sales. Current year operating income of the papers business was $20.9 million compared to an operating loss of $24.0 million recorded in 2014. The year-on-year operating income variance was the result of the following (dollars in millions):

Lower retiree benefit plan mark-to-market loss	$58.7
Favorable manufacturing costs	30.1
Lower SG&A and other	11.2
Extended maintenance downtime at the Roaring Spring Mill	(4.5)
Lower shipment volumes	(14.3)
Unfavorable price and mix	(36.3)
$44.9

Thermal Papers

Thermal papers 2015 net sales of $372.8 million were $42.5 million, or 10.2%, lower than 2014 net sales of $415.3 million. During 2015, shipment volumes of thermal papers decreased approximately 2% compared to the prior year. Shipment volumes of tag, label and entertainment (“TLE”) products were flat year-on-year while shipments of receipt paper were approximately 4% lower than in 2014. This segment recorded a 2015 operating loss of $5.8 million compared to a 2014 operating loss of $11.4 million. The current year loss included a $0.9 million mark-to-market loss related to the Company’s retiree benefit plans whereas the 2014 operating loss included a mark-to-market loss of $24.1 million. Excluding the impact of mark-to-market losses, 2015 operating results decreased by $17.6 million from the prior year. Current year operating results were negatively impacted by unfavorable pricing and product mix of $36.8 million, largely due to foreign competition. Unfavorable pricing and product mix was partially offset by improved manufacturing operations and cost savings initiatives of $15.7 million. In addition, SG&A spending was $7.7 million lower than in 2014 because 2014 expenses included higher legal fees associated with anti-dumping and countervailing duties claims.

Carbonless Papers

Carbonless papers 2015 net sales totaled $327.2 million, a decrease of $22.2 million, or 6.4%, from the prior year. Current year shipment volumes were approximately 6% lower than 2014 shipments. This segment recorded current year operating income of $26.7 million compared to a 2014 operating loss of $12.6 million. Current year income included a $2.3 million mark-to-market loss related to the Company’s retiree benefit plans whereas the 2014 operating loss included a mark-to-market loss of $40.5 million. Excluding the impact of mark-to-market losses, 2015 operating results increased by $1.1 million from the prior year. Current year operating results were positively impacted by improved manufacturing operations of $14.4 million and $3.5 million of lower SG&A spending. These favorable items were offset by $11.8 million of reduced profits due to lower shipment volumes, as well as $4.5 million of additional manufacturing costs related primarily to recovery boiler maintenance at the Roaring Spring, Pennsylvania mill.

Unallocated Corporate Charges

As of year-end 2015, unallocated corporate charges totaled $10.4 million compared to $32.9 million last year. Prior year results included the $24.0 million charge related to the Fox River Funding Agreement as well as related legal fees.

Effects of Inflation. Prices for certain raw materials, including base stock and chemicals, as well as costs for natural gas, oil and electricity have been subject to price changes and can have material effects on the business, financial condition and results of operations. Prices for certain raw materials increased during 2015 and could continue to increase, or decrease, in response to changes in demand. The Company historically has been able to use price increases to recoup a portion of raw material price increases, but relies on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of raw material price increases. While the Company expects that any significant increase in raw materials or energy costs will be offset by price increases and/or by cost containment and productivity and efficiency initiatives, profitability could be adversely affected if the Company is unable to pass on or mitigate any future cost increases.

Comparison 2014 and 2013

	For the Year Ended
			Increase
	January 3, 2015	December 28, 2013	(Decrease)
	(dollars in millions)
Net sales	$764.7	$772.7	(1.0)%
Cost of sales	657.3	552.6	18.9%

Gross profit	107.4	220.1	(51.2)%

Selling, general and administrative expenses	140.3	100.9	39.0%
Fox River Funding Agreement	24.0	—	nm

Operating (loss) income	(56.9)	119.2	(147.7)%

Interest expense, net	49.1	55.5	(11.5)%
Debt extinguishment expense	—	59.7	(100.0)%
Other non-operating expense, net	2.7	—	nm

(Loss) income from continuing operations before income taxes	(108.7)	4.0	nm
Provision for income taxes	0.3	0.2	50.0%

(Loss) income from continuing operations	(109.0)	3.8	nm

Discontinued operations
Income from discontinued operations	16.2	13.5	20.0%
Net (loss) income	$(92.8)	$17.3	nm

Comparison as a percentage of net sales
Cost of sales	86.0%	71.5%	14.5%
Gross margin	14.0%	28.5%	(14.5)%
Selling, general and administrative expenses	18.3%	13.1%	5.2%
Operating margin	(7.4)%	15.4%	(22.8)%
(Loss) income from continuing operations before income taxes	(14.2)%	0.5%	(14.7)%
(Loss) income from continuing operations	(14.3)%	0.5%	(14.8)%

Net sales for 2014 were $764.7 million, decreasing $8.0 million, or 1.0%, compared to $772.7 million of net sales in 2013. Revenue decreased despite 2014 shipment volumes that were approximately 2% higher than 2013 shipment volumes.

An operating loss of $56.9 million was recorded in 2014 compared to operating income of $119.2 million in 2013. A mark-to-market loss of $63.2 million, related to the Company’s retiree benefit plans, was recorded in 2014. This loss compared to the retiree plan mark-to-market gain of $62.7 million recorded in the prior year. Of this $125.9 million mark-to-market difference, $89.5 million was in cost of sales and $36.4 million was in SG&A. In addition, unfavorable price and product mix, largely due to foreign competition, reduced operating results by $23.8 million. Within SG&A, legal expenses were higher during 2014 due to Fox River matters and anti-dumping and countervailing duties claims related to imports of certain lightweight thermal paper. Compensation and consulting fees increased in support of future growth and rent expense was higher due to the 2014 migration from in-house to out-sourced computer system hosting. The Company also recorded a $24.0 million charge for the Fox River Funding Agreement discussed above.

Interest expense in 2014 was $6.4 million lower than in 2013 as the Company benefited from a full year of lower interest rates received as a result of the two voluntary refinancings completed during 2013. As a result of these refinancings, the Company also recorded $59.7 million of debt extinguishment expense during 2013 for premiums paid in conjunction with the note redemptions as well as the write-off of unamortized deferred debt issuance costs and original issue discount. During 2014, the Company incurred $2.0 million of additional foreign exchange loss, primarily due to the collection of certain accounts receivable denominated in Canadian dollars and Euros. An additional $0.7 million of expense was also recorded relating to its accounts receivable securitization program.

In 2014, the Company recorded a loss from continuing of operations of $109.0 million compared to income from continuing operations of $3.8 million in the previous year.  Discontinued operations recorded income of $16.2 million and $13.5 million for the years 2014 and 2013, respectively. The Company recorded a 2014 net loss of $92.8 million compared to net income of $17.3 million in 2013.

Business Segment Discussion – 2014

During 2014, net sales were $764.7 million, $8.0 million lower than 2013 net sales. During this same period, an operating loss of $24.0 million was recorded compared to operating income of $128.2 million in 2013. The year-on-year operating income variance was the result of the following (dollars in millions):

Favorable shipment volumes	$6.1
Unfavorable manufacturing costs	(3.7)
Higher SG&A and other	(7.3)
Unfavorable price and mix	(23.8)
Retiree benefit plan mark-to-market loss	(123.5)
$(152.2)

Thermal Papers

Thermal papers 2014 net sales of $415.3 million were $6.0 million, or 1.4%, lower than 2013 net sales of $421.3 million. During 2014, shipment volumes of thermal papers increased approximately 2% over the prior year. Continued strong demand for TLE products accounted for an increase in shipment volumes of approximately 9%. Shipments of receipt paper during 2014 were approximately 5% lower than in 2013. This segment recorded a 2014 operating loss of $11.4 million compared to 2013 operating income of $51.9 million. The 2014 loss included a $24.1  million mark-to-market loss related to the Company’s retiree benefit plans whereas 2013 operating income included a $22.0 million mark-to-market gain. Excluding the impact of mark-to-market gains and losses, 2014 operating results decreased by $17.2 million from the prior year. Operating results in 2014 were negatively impacted by unfavorable pricing and product mix of $17.9 million, largely due to increased foreign competition. The business also incurred increased legal fees associated with anti-dumping and countervailing duties claims in 2014.

Carbonless Papers

Carbonless papers 2014 net sales totaled $349.4 million, a decrease of $2.0 million, or 0.6%, from the prior year. Shipment volumes during 2014 were nearly 2% higher than 2013 shipments, benefiting from increased sales of specialty papers. This segment recorded a 2014 operating loss of $12.6 million compared to 2013 operating income of $76.3 million. The 2014 loss included a $40.5 million mark-to-market loss related to the Company’s retiree benefit plans whereas 2013 operating income included a $39.3 million mark-to-market gain. Excluding the impact of mark-to-market gains and losses, 2014 operating results decreased by $9.1 million from the prior year. Operating results in 2014 were negatively impacted by unfavorable pricing and product mix. Unfavorable product mix was the result of increased sales of specialty products, as well as increased sales into international markets, both of which have lower margins. In addition, the business incurred increased manufacturing spending as a result of lower manufacturing yields and increased material costs.

Unallocated Corporate Charges

As of year-end 2014, unallocated corporate charges totaled $32.9 million compared to $9.0 million in 2013.  Results for 2014 include the $24.0 million charge related to the Fox River Funding Agreement as well as related legal fees.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility, will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At January 2, 2016, the Company had $1.8 million of cash and, in accordance with its debt covenants, approximately $20.0 million of unused borrowing capacity under its revolving credit facility. At that date, the revolving credit facility had an outstanding balance of $9.6 million compared to $6.5 million at year-end 2014. Approximately $17.0 million of revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder. As of January 2, 2016, net debt (total debt less cash) was $421.6 million compared to $589.5 million at year-end 2014.

Management reported that the Company was in compliance with all debt covenants at January 2, 2016, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the Company’s noncompliance with the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing in such circumstances. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash used by operating activities during 2015 was $9.5 million compared to $47.2 million of net cash provided by operating activities in 2014. In addition to a net income of $158.6 million, noncash charges totaling $38.9 million were recorded. Noncash charges included $27.8 million in depreciation and amortization, $3.6 million of debt modification expense, $1.9 million of noncash employer matching contributions to the KSOP and $5.6 million of other net noncash charges. In addition, a $188.7 million gain on the sale of the Encapsys Business was recorded during the current year period. During 2015, working capital increased by $14.4 million. This was largely the result of a $26.8 million decrease in accounts payable and other accrued liabilities due to the Company making $11.5 million of payments in accordance with the Fox River Funding Agreement, as well as paying its accounts payable sooner to take advantage of favorable vendor payment terms. This was partially offset by a $4.9 million decrease in accounts receivable, a $5.5 million decrease in inventories and a $2.0 million decrease in other current assets. During 2015, a mark-to-market pension loss of $10.3 million was recorded, accounting for the $7.9 million increase in accrued pension. Other, net cash used of $11.8 million included an $8.3 million postretirement health mark-to-market gain.

Net cash provided by operating activities during 2014 was $47.2 million compared to $22.7 million of net cash used by operating activities in 2013. In addition to a net loss of $92.8 million, noncash charges and gains totaling $37.8 million were recorded. Noncash charges included $30.0 million in depreciation and amortization, $2.3 million of noncash employer matching contributions to the KSOP, $2.1 million of foreign exchange loss and $3.4 million of other net noncash charges. During 2014, working capital decreased by $41.4 million. A significant component of this decrease was the $23.8 million decrease in accounts receivable.  During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Consolidated Balance Sheet as of January 3, 2015. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities. As of year-end 2014, the accounts receivable securitization resulted in a net reduction of accounts receivable of $16.8 million. In addition, the $19.4 million increase in accounts payable and other accrued liabilities includes an $11.3 million short-term liability related to the Fox River Funding Agreement signed on September 30, 2014. During 2014, a $16.1 million contribution was made to the pension plan and a mark-to-market loss of $67.4 million was recorded, accounting for the majority of the $53.2 increase in accrued pension. Other, net cash provided of $7.6 million includes the $6.9 million long-term portion of the Fox River Funding Agreement.

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

Cash Flows from Investing Activities. Current year net cash provided by investing activities was $183.9 million. This included a $200.5 million increase to cash resulting from the sale of the Encapsys Business during the third quarter. In addition, $16.7 million was spent for the acquisition of property, plant and equipment. During 2014, net cash used by investing activities was $17.5 million. This amount included $19.7 million used for the acquisition of property, plant and equipment and $2.2 million of sale proceeds, primarily from the second quarter 2014 auction of papermaking equipment located at the West Carrollton, Ohio facility. Net cash used by investing activities in 2013 was $28.3 million, all of which was used for the acquisition of property, plant and equipment.

Cash Flows from Financing Activities.  During 2015, net cash used by financing activities was $175.2 million. During third quarter 2015, the Company repaid $170.0 million on its first lien term loan using proceeds from the sale of its Encapsys Business. In addition, it made mandatory debt repayments of $2.5 million on its first lien term loan. It also made mandatory debt repayments of $1.5 million on its State of Ohio loans. During the year, the Company borrowed a net $3.2 million on its revolving credit facility. The Company incurred $0.9 million of debt acquisition costs related to the execution of the Third Amendment to the Credit Agreement. These costs have been deferred and will be amortized over the remaining term of the Credit Agreement.

Current year proceeds from the issuance of PDC redeemable common stock totaled $1.9 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during 2015. Current year payments to redeem PDC common stock were $9.4 million.

Cash overdrafts increased $4.2 million during 2015. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

During 2014, net cash used by financing activities was $28.8 million. The Company made mandatory debt repayments of $3.3 million on its first lien term loan and $1.4 million on its State of Ohio loans. The Company also repaid a net $1.2 million on its revolving credit facility.

Proceeds from the issuance of PDC redeemable common stock during 2014 totaled $2.4 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during 2014. Payments to redeem PDC common stock in 2014 were $18.2 million. Cash overdrafts decreased $6.8 million during 2014.

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

On November 19, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities and reduce interest expense. The refinancing included the issuance of $250 million of second lien senior secured notes carrying an interest rate of 9.0%. The notes will mature on June 1, 2020. Proceeds, less expenses and discounts, were $242.3 million. A portion of these proceeds was used to redeem the $32.2 million of remaining 9.75% senior subordinated notes payable due June 2014, plus interest of $1.6 million. Proceeds were also used to redeem in full the $161.8 million of 11.25% second lien notes payable due December 2015, plus $9.3 million of interest. In conjunction with the redemption of the second lien notes, a note premium of $33.2 million was paid to the noteholders and was recorded as debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. The remaining proceeds were used to repay $4.2 million of the revolving credit facility. Transaction expenses totaling $6.4 million were recorded as deferred debt issuance costs in other long-term assets of the Consolidated Balance Sheet dated December 28, 2013. Also as a result of this refinancing, $1.4 million of unamortized deferred debt issuance costs were written off and included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. For further information, see Note 10, Long-term Obligations, of Notes to Consolidated Financial Statements.

On June 28, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities, reduce interest costs and increase financial flexibility and liquidity options. The refinancing included the execution of a new credit agreement providing for a $100 million five-year revolving line of credit due June 2018 and a $335 million first lien term loan due June 2019. The new line of credit replaced the five-year, $100 million revolving credit facility due February 2015. Prior to the Third Amendment to the Credit Agreement executed in August 2015, this revolving credit facility provided for up to $100 million of revolving loans including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. In addition, Appvion’s borrowings under the revolving credit facility accrued interest at Appvion’s option at either base rate plus 3.5% or Eurodollar plus 4.5%, per annum. After giving effect to the Third Amendment, the amount committed under the revolving line of credit was reduced to $75 million. Appvion’s borrowings under the revolving credit facility bear interest, (i) through Appvion’s 2015 fiscal year, at Appvion’s option, at either base rate plus 3.5% or Eurodollar plus 4.5%, per annum and (ii) thereafter, pursuant to the pricing grid discussed below.

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

Prior to the Third Amendment to the Credit Agreement, the first lien term loan accrued interest at Appvion’s option at either base rate plus 3.5% or Eurodollar, but not less than 1.25%, plus 4.5%, per annum. The term loan amortized in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance payable on June 28, 2019.

After giving effect to the Third Amendment, the first lien term loan bears interest, (i) through Appvion’s 2015 fiscal year, at Appvion’s option at either base rate plus 3.5% per annum or Eurodollar plus 4.5% per annum and (ii) thereafter, at either base rate or Eurodollar with the applicable margin determined pursuant to a pricing grid which provides that (x) if the reported consolidated first lien leverage ratio is greater than 3.00 to 1.00, the applicable margin on Eurodollar loans increases from 4.5% per annum to 5.0% per annum and the applicable margin on base rate loans increases from 3.5% per annum to 4.0% per annum and (y) if the reported consolidated first lien leverage ratio is less than or equal to 3.00 to 1.00, the applicable margin on Eurodollar loans returns to 4.5% per annum and the applicable margin on base rate loans returns to 3.5% per annum. The Credit Agreement provides for a fixed floor rate of 1.25% for Eurodollar loans and 2.25% for base rate loans.

On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 15, 2014 and a maturity date of June 28, 2019.

Within five business days after the year-end financial statements have been filed, Appvion is required to prepay an aggregate principal amount of the term loan equal to the excess, if any, of (a) 50% of defined excess cash flow, provided that such percentage shall be reduced to (1) 25% based upon Appvion achieving a consolidated leverage ratio of less than 3.5 to 1.0 but greater than or equal to 2.5 to 1.0 and (2) 0% based upon Appvion achieving a consolidated leverage ratio of less than 2.5 to 1.0 minus (b) the aggregate amount of all prepayments of the revolving credit line which constitute permanent reductions of the revolving credit facility and all optional prepayments of the first lien term loan made during the year. Based on the required calculation, there is no prepayment due for the year ended January 2, 2016.

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

Description of Outstanding Indebtedness. Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):Description of Outstanding Indebtedness. Long-term obligations, excluding capital lease obligations, consist of the following (dollars in millions):

	2015	2014
	(dollars in millions)
Revolving credit facility at approximately 7.0%	$ 9.6	$ 6.5
Secured variable rate industrial development bonds, 0.2% average interest rate at
January 2, 2016, due in 2027	6.0	6.0
State of Ohio assistance loan at 6%, approximately $100,000 due monthly and final
payment due May 2017	1.9	3.1
State of Ohio loan at 3%, approximately $30,000 due monthly and final
payment due May 2019	1.1	1.4
Columbia County, Wisconsin municipal debt due December 2019	0.3	0.3
First lien term loan at 5.75%, due June 2019	158.3	330.8
Unamortized discount on first lien term loan, due June 2019	(1.0)	(2.6)
Second lien senior secured notes at 9.0%, due June 2020	250.0	250.0
Unamortized discount on second lien senior secured notes, due June 2020	(2.8)	(3.3)
	423.4	592.2
Less obligations due within one year	(1.5)	(4.8)
	$ 421.9	$ 587.4

2015

On August 3, 2015, Appvion, PDC and Jefferies Finance LLC, as administrative agent, and lenders under the Credit Agreement entered into the Third Amendment to the Credit Agreement. The Third Amendment became effective simultaneously with the closing of the Sale of the Encapsys Business. Upon its effectiveness, the Third Amendment, among other things, (i) permitted the Company to consummate the Sale of the Encapsys Business and provided for the corresponding release of liens on the Encapsys Business, (ii) required that not less than $165 million of the net proceeds be applied to prepay the revolving credit loans and the term loans under the Credit Agreement and provided that the remainder of the net proceeds be reinvested or otherwise applied to further prepay indebtedness in accordance with the Credit Agreement, (iii) provided for a permanent reduction of the revolving credit facility commitments from $100 million to $75 million, (iv) required the payment of a consent fee equal to 0.175% of the aggregate principal amount of loans and commitments, (v) added the pricing grid discussed above and (vi) further conformed certain terms and covenants under the Credit Agreement to account for the Sale of the Encapsys Business and the transactions contemplated thereby.

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

These second lien senior secured notes at 9.0% are unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. The notes are secured by a second-priority security interest in substantially all of the property and assets of Appvion and the debt guarantors. These liens are junior in priority to the liens on this same collateral securing the outstanding debt incurred under the Credit Agreement. The notes contain covenants customary for similar debt which restrict Appvion’s ability, as well as the ability of the guarantors, to sell or lease certain assets or merge or consolidate with or into other companies, incur additional debt or issue preferred shares, incur liens, pay dividends or make other distributions, make other restricted payments and investments, place restrictions on the ability of certain of Appvion’s subsidiaries to pay dividends or other payments to Appvion, enter into sale and leaseback transactions, amend particular agreements relating to Appvion’s transaction with its former parent AWA and the ESOP and enter into transactions with certain affiliates.

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

Off-Balance Sheet Arrangements. The Company had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources at January 2, 2016.

Disclosures about Contractual Obligations, Commercial Commitments and Contingencies. A summary of significant contractual obligations, commercial commitments and contingencies as of January 2, 2016 is as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Long-term debt	$427.2	$1.6	$10.9	$408.7	$6.0
Operating leases	4.1	3.4	0.7	—	—
Other long-term obligations (1)	304.3	46.3	99.8	83.9	74.3
Total contractual cash obligations	$735.6	$51.3	$111.4	$492.6	$80.3

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

	Estimate of Potential Commitment per Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in millions)
Estimated share repurchase liability	$49.5	$10.7	$20.1	$18.7

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

Collective Bargaining Agreements

Manufacturing employees at the Company’s manufacturing facilities in Appleton, Wisconsin, Roaring Spring, Pennsylvania and West Carrollton, Ohio are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union. The Company has labor agreements in effect with represented employees at the Appleton plant through August 31, 2017; at the Roaring Spring mill through February 1, 2018; and at the West Carrollton plant through    March 31, 2018.

USW also represents employees at the Appleton, Wisconsin and Kansas City, Kansas distribution centers. Employees at the distribution center in Ohio are not represented.

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

Redeemable Common Stock. In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the appropriate accounting for redeemable equity first depends upon a determination of whether the equity is currently redeemable or not currently redeemable.  Shares that are currently redeemable are recorded at redemption value.  For shares that are not currently redeemable, the accounting guidance allows for changes in redemption value to be accreted from the initial issuance date to the earliest redemption date. This guidance also specifies that if the redemption value is less than the original issuance cost, the carrying amount of the redeemable common stock should not be less than the original issuance cost. The fair value of redeemable common stock is determined by an independent, third-party appraiser selected by the ESOP Trustee, as required by law and the ESOP. Based upon the estimated fair value of redeemable common stock of 6,757,898 shares outstanding at $12.30 per share at January 2, 2016, an ultimate redemption liability of approximately $83 million was determined. The redeemable common stock recorded book value as of January 2, 2016, was $115 million.

Income Taxes. In conjunction with the acquisition of Appvion, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes, and therefore, the Company anticipates that it will not incur any future U.S. federal income tax liability and minimal state and local income tax liabilities. Appvion’s Canadian subsidiary, Appvion Canada, Ltd., is not eligible for treatment as a qualified subchapter S subsidiary. As a result, the Company will incur a foreign tax liability. The Company’s income tax reserve at January 2, 2016, covers various audit issues and provisions for certain non-U.S. entities. All U.S. federal C corporation tax years are closed. Various Canadian and state tax years remain open.

Intangible and Long-Lived Assets.  The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment test, principally in determining the fair value of the respective indefinite-lived intangible assets. Indefinite-lived intangible assets are not amortized.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives. These intangible assets, as well as long-lived assets are tested for impairment when events or changes in circumstances indicate that the asset might be impaired.

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

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 700 Aa-graded noncallable bonds available in the market as of January 2, 2016, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 24 bonds, the Company selected a discount rate of 4.58% for 2015 to value year-end liabilities for the pension plans. The discount rate used at year-end 2014 was 4.18%.

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company selected 7.00% as its long-term rate of return on assets assumption for both year-end 2015 and 2014.

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

Compliance with environmental laws and regulations is an important facet of the business. The Company expects to incur capital expenditures of approximately $7.9 million in 2016, largely the result of the cost of required January 31, 2017 compliance with the Industrial Boiler MACT rules, and a total of approximately $0.7 million from 2017 through 2021 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. The Company expects to continue to incur expenditures after 2021 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

The Company selectively uses derivative instruments and other proactive risk management techniques to reduce market risk associated with changes in foreign currency exchange rates, commodity prices and interest rates.  All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures which strictly prohibit the use of financial instruments for speculative purpose. At the inception of each hedge, the Company decides if it will be designated as a cash flow hedge and, if so, assesses the effectiveness of the hedge. The Company performs hedge effectiveness testing quarterly and any ineffectiveness is recorded in current earnings. The change in fair market value of each derivative is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction under ASC 815, “Derivatives and Hedging.” For additional information, see the following in the Consolidated Financial Statements: Note 2, Summary of Significant Accounting Policies, Derivative Financial Instruments and Hedging Activities, Note 10, Long-Term Obligations and Note 13, Derivative Instruments and Hedging Activities

Foreign Currency Risk. The Company has a sales organization in Canada. It also contracts with a third-party logistics service to provide product distribution services in Canada. A 10% appreciation or depreciation in the Canadian dollar at January 2, 2016 would not have a significant impact on the Company’s consolidated balance sheet, consolidated statement of comprehensive income (loss) or consolidated statement of cash flows.

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

Interest Rate Risk. The Company is exposed to interest rate risk on its revolving credit facility, first lien term loan and industrial development bonds. At January 2, 2016, the Company had a total of $173.9 million of variable rate borrowings outstanding, of which $158.3 million is the first lien term loan. After giving effect to the Third Amendment to the Credit Agreement executed on August 3, 2015 (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of Outstanding Indebtedness and Note 10,  Long-Term Obligations, of Notes to Consolidated Financial Statements), the first lien term loan bears interest, (i) through Appvion’s 2015 fiscal year, at Appvion’s option at either base rate plus 3.5% per annum or Eurodollar plus 4.5% per annum and (ii) thereafter, at either base rate or Eurodollar with the applicable margin determined pursuant to a pricing grid which provides that (x) if the reported consolidated first lien leverage ratio is greater than 3.00 to 1.00, the applicable margin on Eurodollar loans increases from 4.5% per annum to 5.0% per annum and the applicable margin on base rate loans increases from 3.5% per annum to 4.0% per annum and (y) if the reported consolidated first lien leverage ratio is less than or equal to 3.00 to 1.00, the applicable margin on Eurodollar loans returns to 4.5% per annum and the applicable margin on base rate loans returns to 3.5% per annum. The Credit Agreement provides for a fixed floor rate of 1.25% for Eurodollar loans and 2.25% for base rate loans. A 100 basis point increase in the Eurodollar interest rate above the 1.25% floor would increase annual interest expense by approximately $1.6 million. On July 30, 2013, Appvion entered into an interest rate swap contract on $100 million of this variable rate first lien term loan with a forward start date of September 15, 2014 and a maturity date of June 28, 2019.

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

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap and collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Consolidated Balance Sheet at fair value using inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. As of January 2, 2016, all contracts have been settled.

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

Item 8.            Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Paperweight Development Corp.

We have audited the accompanying consolidated balance sheet of Paperweight Development Corp. and its subsidiaries (the Company) as of January 2, 2016 and the related consolidated statements of comprehensive income (loss), cash flows, redeemable common stock, accumulated deficit and accumulated other comprehensive income for the year then ended.  Our audit also included the financial statement schedules of Paperweight Development Corp. and its subsidiaries listed in item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paperweight Development Corp. and its subsidiaries as of January 2, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited the adjustments to the January 3, 2015 and December 28, 2013 financial statements to retrospectively apply the effects related to discontinued operations, as described in Note 3.   In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the January 3, 2015 and December 28, 2013 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the January 3, 2015 and December 28, 2013 financial statements taken as a whole.

/s/ RSM US LLP

Milwaukee, Wisconsin

March 25, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Paperweight Development Corp.

In our opinion, the consolidated balance sheet as of January 3, 2015 and the related consolidated statements of comprehensive income (loss), of redeemable common stock, accumulated deficit and accumulated other comprehensive income, and of cash flows for each of the two years in the period ended January 3, 2015, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 3, present fairly, in all material respects, the financial position of Paperweight Development Corp. and its subsidiaries at January 3, 2015, and the results of their operations and their cash flows for each of the two years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America (the January 3, 2015 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein).  In addition, in our opinion, the financial statement schedules for the each of the two years in the period ended January 3, 2015 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 3 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 13, 2015

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	January 2, 2016	January 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,817	$2,720
Accounts receivable, less allowance for doubtful accounts of $1,073 and $792, respectively	41,573	48,771
Inventories	87,197	92,945
Other current assets	4,738	6,768
Assets of discontinued operations	—	2,398
Total current assets	135,325	153,602

Property, plant and equipment, net	214,869	223,469
Intangible assets, net	36,983	39,268
Other assets	19,372	19,954
Assets of discontinued operations	—	12,975
Total assets	$406,549	$449,268

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt	$1,567	$4,825
Accounts payable	51,064	55,626
Accrued interest	2,814	2,616
Other accrued liabilities	49,041	57,967
Liabilities of discontinued operations	—	3,375
Total current liabilities	104,486	124,409

Long-term debt	421,882	587,383
Postretirement benefits other than pension	22,581	31,604
Accrued pension	105,750	93,052
Other long-term liabilities	35,354	42,285
Liabilities of discontinued operations	—	1,468
Commitments and contingencies (Note 18)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 6,757,898 and
7,205,699, respectively	114,749	121,017
Accumulated deficit	(419,925)	(579,136)
Accumulated other comprehensive income	21,672	27,186
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$406,549	$449,268

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013

Net sales	$700,046	$764,698	$772,693

Cost of sales	576,441	657,331	552,562

Gross profit	123,605	107,367	220,131

Selling, general and administrative expenses	113,077	140,257	100,888
Fox River Funding Agreement	—	23,975	—

Operating income (loss)	10,528	(56,865)	119,243

Other expense
Interest expense, net	45,986	49,087	55,541
Debt modification/extinguishment expense	3,605	—	59,681
Foreign exchange loss	1,603	2,070	82
Other expense	1,014	660	—

(Loss) income from continuing operations before income taxes	(41,680)	(108,682)	3,939

Provision for income taxes	245	269	193

(Loss) income from continuing operations	(41,925)	(108,951)	3,746

Discontinued operations
Income from discontinued operations, net of income taxes	11,750	16,179	13,529
Gain on sale, net of income taxes	188,749	—	—
Income from discontinued operations, net of income taxes	200,499	16,179	13,529

Net income (loss)	158,574	(92,772)	17,275

Other comprehensive (loss) income:
Changes in retiree plans	(5,095)	24,895	(1,511)
Unrealized (losses) gains on derivatives	(419)	(1,522)	2
Total other comprehensive (loss) income	(5,514)	23,373	(1,509)

Comprehensive income (loss)	$153,060	$(69,399)	$15,766

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED
(dollars in thousands)

	January 2,	January 3,	December 28,
	2016	2015	2013
Cash flows from operating activities:
Net income (loss)	$158,574	$(92,772)	$17,275
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
Depreciation	25,504	27,729	27,776
Amortization of intangible assets	2,285	2,286	2,285
Amortization of financing fees	1,984	2,084	2,411
Amortization of debt discount	908	961	864
Employer 401(k) noncash matching contributions	1,901	2,319	2,637
Foreign exchange loss	1,668	2,108	99
Gain on sale of Encapsys Business	(188,749)	—	—
Debt modification expense	3,605	—	—
Noncash (gain) loss on hedging	—	(163)	197
Loss on disposals of equipment	1,086	453	265
Noncash debt refinancing costs	—	—	8,101
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	4,887	23,784	17,343
Inventories	5,541	(1,748)	1,832
Other current assets	2,023	(14)	(461)
Accounts payable and other accrued liabilities	(26,819)	19,384	(21,357)
Accrued pension	7,849	53,234	(70,452)
Other, net	(11,795)	7,585	(11,533)
Net cash (used) provided by operating activities	(9,548)	47,230	(22,718)

Cash flows from investing activities:
Proceeds from sale of equipment	113	2,272	17
Net change in cash due to sale of Encapsys Business	200,499	—	—
Additions to property, plant and equipment	(16,683)	(19,737)	(28,290)
Net cash provided (used) by investing activities	183,929	(17,465)	(28,273)

Cash flows from financing activities:
Payment of senior secured first lien notes payable	—	—	(305,000)
Payment of second lien notes payable	—	—	(161,766)
Proceeds from first lien term loan	—	—	331,650
Proceeds from second lien senior secured notes payable	—	—	246,252
Payment of senior subordinated notes payable	—	—	(32,195)
Payments of first lien term loan	(172,512)	(3,350)	(837)
Payment of industrial development bonds	—	—	(2,650)
Debt acquisition costs	(850)	(185)	(13,706)
Payments relating to capital lease obligations	(223)	(114)	(86)
Proceeds from old revolving line of credit	—	—	155,300
Payments of old revolving line of credit	—	—	(159,000)
Proceeds from new revolving line of credit	339,600	291,650	212,800
Payments of new revolving line of credit	(336,450)	(292,800)	(205,200)
Payments of State of Ohio loans	(1,478)	(1,399)	(1,325)
Proceeds from issuance of redeemable common stock	1,931	2,372	2,910
Payments to redeem common stock	(9,411)	(18,164)	(16,441)
Increase (decrease) in cash overdraft	4,174	(6,817)	251
Net cash (used) provided by financing activities	(175,219)	(28,807)	50,957

Effect of foreign exchange rate changes on cash and cash equivalents	(65)	(38)	(17)
Change in cash and cash equivalents	(903)	920	(51)
Cash and cash equivalents at beginning of period	2,720	1,800	1,851
Cash and cash equivalents at end of period	$1,817	$2,720	$1,800

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income

Balance, December 29, 2012	8,730,118	$177,376	$(535,595)	$5,322

Net income	—	—	17,275	—
Other comprehensive loss	—	—	—	(1,509)
Issuance of redeemable common stock	326,485	5,534	—	—
Redemption of redeemable common stock	(927,491)	(19,012)	2,571	—
Change in fair value and accretion of redeemable common stock	—	(6,453)	6,453	—

Balance, December 28, 2013	8,129,112	$157,445	$(509,296)	$3,813

Net loss	—	—	(92,772)	—
Other comprehensive income	—	—	—	23,373
Issuance of redeemable common stock	350,346	4,668	—	—
Redemption of redeemable common stock	(1,273,759)	(23,776)	5,612	—
Change in fair value and accretion of redeemable common stock	—	(17,320)	17,320	—

Balance, January 3, 2015	7,205,699	$121,017	$(579,136)	$27,186

Net income	—	—	158,574	—
Other comprehensive loss	—	—	—	(5,514)
Issuance of redeemable common stock	327,274	3,780	—	—
Redemption of redeemable common stock	(775,075)	(14,137)	4,726	—
Change in fair value and accretion of redeemable common stock	—	4,089	(4,089)	—

Balance, January 2, 2016	6,757,898	$114,749	$(419,925)	$21,672

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes Appvion, Inc. and its 100%-owned subsidiaries (collectively “Appvion”), for the years ended January 2, 2016, January 3, 2015 and December 28, 2013.

NATURE OF OPERATIONS

Appvion is the primary operating subsidiary of PDC. The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as security technologies. It has two reportable segments: thermal papers and carbonless papers (see Note 23, Segment Information).

The thermal papers segment develops and produces substrates for the transaction and item identification markets. Thermal paper is used in four principal end markets: (1) point-of-sale products for retail receipts and coupons; (2) labels for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts. Point-of-sale products are sold to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers. Label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts. Sales within the thermal papers segment accounted for approximately 53% of consolidated net sales in 2015, 54% of consolidated net sales in 2014 and 55% of consolidated net sales in 2013.

          The carbonless papers segment includes carbonless, security and other specialty paper products. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. The Company produces coated products for design and print applications and offers custom coating solutions. Carbonless products are sold to converters, printers and merchant distributors who stock and sell carbonless paper to printers. The Company also produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. Sales within the carbonless papers segment accounted for approximately 47% of consolidated net sales in 2015, 46% of consolidated net sales in 2014 and 45% of consolidated net sales in 2013.

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

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

As amended in, and as limited by the terms of the purchase agreement relating to the acquisition of Appvion, AWA and two of its affiliates have agreed to indemnify PDC and Appvion for certain losses resulting from (1) inaccuracies in the environmental representations and warranties made by AWA and its affiliates, (2) certain known environmental matters that existed at the closing of the acquisition, (3) environmental matters related to the businesses of Newton Falls, Inc., Appleton Coated LLC and several other of the Company’s former affiliates and subsidiaries and (4) environmental matters relating to the real property on which the Company’s former Camp Hill, Pennsylvania plant is located that existed prior to its sale of this plant to a third-party.

RELATIONSHIP OF APPVION, INC. WITH PARENT

As a result of PDC's November 2001 acquisition of Appleton Papers Inc. (now Appvion, Inc.), Appvion entered into borrowings with a third-party and transferred the acquired cash through a subordinated demand note receivable with PDC to fund the acquisition from AWA.

As described in Note 21, the ESOP purchased 100% of the PDC shares in 2001. All ESOP shares activities, including issuance, deferrals, redemptions, and accretion, are recorded by PDC. Cash was transacted through an intercompany loan from Appvion to PDC in order to fund ESOP redemption activities and ESOP deferrals were in turn paid back to Appvion. Redemption activities were significantly larger than employee deferrals. During November 2013, this intercompany note and all related interest due from PDC was forgiven in full by Appvion. During December 2013, an interest-bearing intercompany loan from PDC to Appvion was established to record the transfer of ESOP deferrals, used to purchase PDC stock, to Appvion by PDC. During 2014, this intercompany loan from PDC to Appvion was fully repaid. Currently there is an interest-bearing intercompany loan from Appvion to PDC established in order to fund required distributions from PDC to ESOP participants, net of the transfer of ESOP deferrals used to purchase PDC stock.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal year 2015 was a 52-week period ending January 2, 2016. Fiscal year 2014 was a 53-week period ending January 3, 2015. Fiscal year 2013 was a 52-week period ending December 28, 2013.

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

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectability is reasonably assured; and title has transferred to the customer. These criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company typically does not invoice its customers for shipping and handling fees, which are classified as selling, general and administrative expenses and totaled approximately $39 million in 2015 and $42 million for both 2014 and 2013.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

For the years ended January 2, 2016, January 3, 2015 and December 28, 2013, the amounts recognized in earnings due to ineffectiveness of hedge transactions were immaterial. The amount reported as unrealized losses on derivatives of $0.4 million in 2015 and $1.5 million in 2014, in accumulated other comprehensive income, represents the net loss on derivatives designated as cash flow hedges. The amount reported as unrealized gains on derivatives was immaterial in 2013.

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity. At January 2, 2016 and January 3, 2015, there were cash overdrafts of approximately $8.3 million and $4.1 million, respectively, which are included in accounts payable within the Consolidated Balance Sheets.

ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the allowance for doubtful accounts, as well as reserves for estimated cash discounts to be taken by customers and potential credits issued to customers. The Company evaluates the adequacy of the allowance for doubtful accounts monthly based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. Reserves for estimated cash discounts are reviewed quarterly based upon current payment terms and historical patterns of actual cash discounts taken. Reserves for potential credits are reviewed annually based upon historical patterns of actual credits issued. The Company may revise its estimates as more information becomes available.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method for raw materials, work in process and finished goods inventories. Stores and spare parts inventories are valued at average cost. Finished goods and work in process inventories include the cost of materials, labor and manufacturing overhead.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company reviews the carrying value of intangible assets with definite lives and other long-lived assets whenever events or changes in circumstances indicate the assets may be impaired. If indicators of potential impairment are identified, the Company compares the undiscounted cash flows expected to be generated by the asset or asset group to the carrying value of the asset or asset group. If the carrying amount of the asset exceeds the expected undiscounted cash flows, an impairment loss for the difference between the carrying value and fair value of the asset or asset group is recognized.

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

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of the non-owner changes in equity, or accumulated other comprehensive income, are as follows (dollars in thousands):

	2015	2014
Changes in retiree plans	$24,742	$29,837

Realized and unrealized losses on derivatives	(3,070)	(2,651)
	$21,672	$27,186

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled $9.0 million in 2015, $9.5 million in 2014 and $9.2 million in 2013.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, “Leases.” This guidance requires lessees to recognize (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall:  Recognition and Measurement of Financial Assets and Financial Liabilities.” This update amends the guidance regarding the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, it clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This ASU is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This guidance requires that inventory measured using any method other than last-in, first-out or the retail inventory method shall be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. The amendments in this ASU are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This guidance provides a practical expedient to entities with a fiscal year-end that does not coincide with a month-end so as to permit the entity to measure defined benefit plan assets and obligations using the month-end closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should also be applied consistently to all plans if an entity has more than one plan. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. Then, in August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The amendments in ASU 2015-15 address the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements such that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASU’s are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company is assessing the impact the guidance will have on its consolidated financial statements. The deferred debt issuance costs in Note 8 are subject to reclassification as a result of this pending accounting pronouncement.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items.” This guidance eliminates the concept of extraordinary items which required entities to separately classify, present and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, though early adoption is permitted provided the guidance is applied from the beginning of the year of adoption. An entity may apply the guidance prospectively and may also apply the guidance retrospectively to all prior periods presented in the financial statements. The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16 “Derivatives and Hedging:  Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” This guidance requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. ASU 2014-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments require management to evaluate whether there are relevant conditions and events, known and reasonably knowable, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date the financial statements are available to be issued when applicable). Management should consider whether its plans intended to mitigate the relevant conditions or events will alleviate the substantial doubt. The amendments provide guidance as to what disclosures are required when substantial doubt is alleviated or not. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods beginning after December 15, 2016, with early adoption permitted. The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This guidance provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers, the guidance requires five steps to be applied which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. In July 2015, the FASB announced that the effective date of this new revenue standard has been delayed by one year. Therefore, ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but no earlier than the original effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This guidance limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that will have a major effect on an entity's operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed. ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. As required, the Company adopted this guidance for its fiscal year beginning January 4, 2015 and there was no impact to its consolidated financial statements as a result of adoption. See Note 3 for disclosures relating to the Company’s discontinued operations.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.DISCONTINUED OPERATIONS

On August 3, 2015, Appvion completed the sale of the assets primarily used in the development, manufacture and sale of microencapsulation materials by the Encapsys segment of the Company (the “Encapsys Business”) to Rise Acquisition LLC (“Rise”), a Delaware limited liability company and an affiliate of Sherman Capital Holdings LLC, a Delaware limited liability company, for an aggregate purchase price of $208 million in cash, subject to working capital adjustments, and the assumption of certain liabilities (the “Sale”). Total working capital adjustments and cash expenses of the Sale were approximately $7.5 million. Of the approximate $200.5 million of net proceeds, $165 million was used immediately to repay a portion of long-term debt. In addition, proceeds of $35 million were set aside as restricted cash to be used within one year of this transaction for the specific purpose of capital investment and/or further debt reduction. Appvion used this restricted cash to repay an additional $25 million in long-term debt and used $10 million for capital investment. As of year-end 2015, no restricted cash remains. The estimated carrying value of the net assets sold was $11.8 million.

The operating results for this business for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 have been reclassified and are now reported separately as discontinued operations. The $188.7 million gain on the sale of Encapsys is also reported as discontinued operations in the Consolidated Statement of Comprehensive Income (Loss) for the year ended January 2, 2016.

In connection with the Sale, Appvion and Rise entered into certain other agreements, including a Supply Agreement, by which Rise will supply Appvion with all of its microencapsulation product requirements for use in its carbonless paper products for a ten-year term subject to renewal, and a Transition Services Agreement, by which Appvion will provide certain transition services to Rise for up to three years following the closing date. Additionally, Appvion and Rise entered into a lease agreement, by which Appvion will lease a portion of its facilities in Appleton, Wisconsin to Rise for a three-year term, as well as a Patent License Agreement with respect to certain shared patents related to the Encapsys Business and Appvion’s retained paper businesses.

The following table presents the key line items constituting income from discontinued operations for the Encapsys Business for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013

Net sales	$28,263	$45,119	$34,793
Cost of sales	11,697	20,050	15,224
Selling, general and administrative expenses	4,816	8,890	6,040
Income from discontinued operations	11,750	16,179	13,529

Gain on sale	188,749	—	—
Income from discontinued operations	$200,499	$16,179	$13,529

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition, the assets and liabilities of the Encapsys Business have been reclassified as of January 3, 2015, as discontinued operations in the accompanying balance sheet, the major classes of which are detailed in the following table (dollars in thousands):

January 3, 2015
Accounts receivable	$1,012
Inventories	1,345
Other current assets	41
Total current assets	2,398
Property, plant and equipment, net	12,969
Other assets	6
Accounts payable	(2,093)
Other current liabilities	(1,282)
Other long-term liabilities	(1,468)
Net assets of discontinued operations	$10,530

The following are the significant line items of the Encapsys Business impacting cash flow for the periods presented (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013

Depreciation expense	$967	$2,307	$1,836
Additions to property, plant and equipment	2,282	6,011	4,481

4.       ACCOUNTS RECEIVABLE SECURITIZATION

During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Consolidated Statements of Cash Flows for the years ended January 2, 2016 and January 3, 2015.

Trade receivables sold to the third-party financial institution, and being serviced by Appvion, Inc., totaled $36.9 million as of January 2, 2016, for which $18.1 million in proceeds was received. Trade receivables sold to the third-party financial institution as of January 3, 2015 totaled $36.9 million, for which $16.8 million in proceeds was received. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss was recorded as a result of the sale. The fair value of the deferred purchase price notes receivable recorded as of year-end 2015 was $16.5 million and $18.7 million as of year-end 2014 and is included in accounts receivable in the Consolidated Balance Sheet as of January 2, 2016 and January 3, 2015, respectively.  The Company estimates the fair value of the deferred purchase price notes receivable using Level 3 inputs based on historical performance of similar receivables including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (30 days) of the related receivables.

Servicing fees paid for the program were $0.5 million and $0.4 million for the years ended January 2, 2016 and January 3, 2015, respectively. Transaction costs of $0.7 million, related to the June 2014 entry into this program, were deferred and recorded on the balance sheet as other long-term assets. They are being amortized over the three-year term of the securitization agreement. The remaining balance at January 2, 2016 was $0.3 million.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.       OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicated that an asset might be impaired.

The Company’s intangible assets consist of the following (dollars in thousands):

	As of January 2, 2016		As of January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$32,570	$44,665	$30,472
Patents	6,158	6,158	6,158	6,158
Customer relationships	5,365	3,342	5,365	3,155
Subtotal	56,188	$42,070	56,188	$39,785
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$79,053		$79,053

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

Amortization expense from continuing operations for the years ended January 2, 2016,  January 3, 2015 and December 28, 2013 approximated $2.3 million. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of intangible assets will approximate $2.3 million for each of the years 2016 through 2020.

6.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	January 2, 2016	January 3, 2015
Finished goods	$47,378	$46,283
Raw materials	14,925	22,050
Work in process	9,300	9,290
Stores and spare parts	15,594	15,322
	$87,197	$92,945

Stores and spare parts inventory represents manufacturing supplies and equipment parts of varying age that must be available, on demand, to ensure minimal interruption of manufacturing processes. The balance is valued at average cost. All other inventories are valued using the first-in, first-out (“FIFO”) method.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	January 2, 2016	January 3, 2015
Land and improvements	$9,684	$9,594
Buildings and improvements	129,453	129,004
Machinery and equipment	504,338	499,986
Software	33,476	33,020
Capital leases	996	860
Construction in progress	6,149	5,330
	684,096	677,794
Accumulated depreciation	(469,227)	(454,325)
	$214,869	$223,469

8.       OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (dollars in thousands):

	January 2, 2016	January 3, 2015
Deferred debt issuance costs	$8,119	$11,685
Other	11,253	8,269
	$19,372	$19,954

On August 3, 2015, Appvion, PDC and Jefferies Finance LLC, as administrative agent, and lenders under the Credit Agreement entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment became effective simultaneously with the closing of the sale of the Encapsys Business. In addition to modifying other provisions of the Credit Agreement, the Third Amendment permanently reduced the amount committed under the revolving line of credit from $100 million to $75 million. The Company incurred $0.9 million of debt acquisition costs related to the execution of this amendment. These costs were deferred and will be amortized over the remaining term of the Credit Agreement. Using proceeds from the sale of the Encapsys Business, the Company repaid $170.0 million on its first lien loan. As a result of this debt repayment, as well as the reduced commitment under the revolving credit facility, $2.5 million of previously-deferred debt issuance costs were written off during the year ended January 2, 2016. See Note 10, Long-Term Obligations.

9.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the Consolidated Balance Sheet, consist of the following (dollars in thousands):

	January 2, 2016	January 3, 2015
Compensation	$6,457	$9,524
Trade discounts	12,977	12,740
Workers’ compensation	3,133	3,541
Accrued insurance	1,435	1,791
Other accrued taxes	1,694	1,475
Postretirement benefits other than pension	1,869	2,472
Fox River Funding Agreement	7,271	11,259
Other	14,205	15,165
	$49,041	$57,967

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	January 2,	January 3,
	2016	2015
Revolving credit facility at approximately 7%	$9,600	$6,450
Secured variable rate industrial development bonds, 0.2% average interest rate at
January 2, 2016, due in 2027	6,000	6,000
State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	1,905	3,075
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	1,105	1,413
Columbia County, Wisconsin municipal debt due December 2019	300	300
First lien term loan at 5.75%, due June 2019	158,300	330,813
Unamortized discount on first lien term loan, due June 2019	(992)	(2,588)
Second lien senior secured notes at 9.0%, due June 2020	250,000	250,000
Unamortized discount on second lien senior secured notes, due June 2020	(2,769)	(3,255)
	423,449	592,208
Less obligations due within one year	(1,567)	(4,825)
	$421,882	$587,383

In addition to mandatory debt repayments of $2.5 million made on its first lien term loan during 2015, the Company also repaid $170.0 million on its first lien term loan using proceeds from the sale of its Encapsys Business, The Company also made mandatory debt repayments of $1.5 million on its State of Ohio loans. During the year, the Company borrowed $339.6 million and repaid $336.5 million on its revolving credit facility, leaving an outstanding balance at year-end 2015 of $9.6 million. In addition, approximately $17.0 million of the revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder, which, in accordance with its debt covenants, left approximately $20.0 million of unused borrowing capacity under its revolving credit facility. No amounts were drawn by beneficiaries under the outstanding letters of credit.

On June 28, 2013, Appvion entered into a credit agreement providing for a $100 million revolving line of credit due June 28, 2018 and a $335 million first lien term loan due June 28, 2019. Proceeds from the $335 million first lien term loan, less expenses and discounts, were $326.3 million. These proceeds were used to redeem $300.7 million of the 10.5% senior secured first lien notes due June 2015, pay $1.1 million of interest due on the notes, pay $18.1 million of note premiums and costs associated with the note redemption, repay $6.0 million of the old revolver and pay $0.4 million of interest and fees due on the old revolver. The $18.1 million note premium was included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. In addition, there was a cash outlay of $7.2 million for debt acquisition costs. As a result of the refinancing, $6.7 million of unamortized deferred debt issuance costs and original issue discount associated with the redeemed senior secured first lien notes and old revolver were written off and included in debt extinguishment expense. On July 31, 2013, Appvion redeemed the remaining $4.3 million of 10.5% senior secured first lien notes due June 2015, plus interest and $0.2 million of debt extinguishment expense. In addition, $0.1 million of unamortized deferred debt issuance costs and original issue discount were written off and included in debt extinguishment expense.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

After giving effect to the Third Amendment (as defined below), the first lien term loan bears interest, (i) through Appvion’s 2015 fiscal year, at Appvion’s option at either base rate plus 3.5% per annum or Eurodollar plus 4.5% per annum and (ii) thereafter, at either base rate or Eurodollar with the applicable margin determined pursuant to a pricing grid which provides that (x) if the reported consolidated first lien leverage ratio is greater than 3.00 to 1.00, the applicable margin on Eurodollar loans increases from 4.5% per annum to 5.0% per annum and the applicable margin on base rate loans increases from 3.5% per annum to 4.0% per annum and (y) if the reported consolidated first lien leverage ratio is less than or equal to 3.00 to 1.00, the applicable margin on Eurodollar loans returns to 4.5% per annum and the applicable margin on base rate loans returns to 3.5% per annum. The Credit Agreement provides for a fixed floor rate of 1.25% for Eurodollar loans and 2.25% for base rate loans. On July 30, 2013, Appvion fixed the interest rate at 7.24% on $100.0 million of the first lien term loan using an interest rate swap contract with a forward start date of September 15, 2014 and a maturity date of June 28, 2019. Within five business days after the year-end financial statements have been filed, Appvion is required to prepay an aggregate principal amount of the term loan equal to the excess, if any, of (a)  50% of defined excess cash flow, provided that such percentage shall be reduced to (1) 25% based upon Appvion achieving a consolidated leverage ratio of less than 3.5 to 1.0 but greater than or equal to 2.5 to 1.0 and (2) 0% based upon Appvion achieving a consolidated leverage ratio of less than 2.5 to 1.0 minus (b) the aggregate amount of all prepayments of the revolving credit line which constitute permanent reductions of the revolving credit facility and all optional prepayments of the first lien term loan made during the year. Based on the required calculation, there is no prepayment due for the year ended January 2, 2016.

After giving effect to the Third Amendment, the amount committed under the revolving line of credit was reduced to $75 million. The revolving credit facility now provides for up to $75 million of revolving loans, including a letter of credit sub-facility of up to $25 million and a swing line sub-facility of up to $5 million. Appvion’s borrowings under the revolving credit facility bear interest, (i) through Appvion’s 2015 fiscal year, at Appvion’s option, at either base rate plus 3.5% or Eurodollar plus 4.5%, per annum and (ii) thereafter, pursuant to the pricing grid discussed in the immediately preceding paragraph.

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

On August 3, 2015, Appvion, PDC and Jefferies Finance LLC, as administrative agent, and lenders under the Credit Agreement entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment became effective simultaneously with the closing of the Sale of the Encapsys Business. Upon its effectiveness, the Third Amendment, among other things, (i) permitted the Company to consummate the Sale of the Encapsys Business and provided for the corresponding release of liens on the Encapsys Business, (ii) required that not less than $165 million of the net proceeds be applied to prepay the revolving credit loans and the term loans under the Credit Agreement and provided that the remainder of the net proceeds be reinvested or otherwise applied to further prepay indebtedness in accordance with the Credit Agreement, (iii) provided for a permanent reduction of the revolving credit facility commitments from $100 million to $75 million, (iv) required the payment of a consent fee equal to 0.175% of the aggregate principal amount of loans and commitments, (v) added the pricing grid discussed above and (vi) further conformed certain terms and covenants under the Credit Agreement to account for the Sale of the Encapsys Business and the transactions contemplated thereby.

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

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On November 19, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend debt maturities and reduce interest expense. The refinancing included the issuance of $250 million in aggregate principal amount of second lien senior secured notes carrying an annual interest rate of 9.0%, payable semi-annually in arrears on June 1 and December 1 each year. The notes will mature on June 1, 2020 and are unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd.  Proceeds, less expenses and discounts, were $242.3 million. A portion of these proceeds was used to redeem the $32.2 million of remaining 9.75% senior subordinated notes payable due June 2014, plus interest of $1.6 million. Proceeds were also used to redeem in full the $161.8 million of 11.25% second lien notes payable due December 2015, plus $9.3 million of interest. In conjunction with the redemption of the second lien notes, a note premium of $33.2 million was paid to the noteholders and was recorded as debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013. The remaining proceeds were used to repay $4.2 million of the revolving credit facility. Transaction expenses totaling $6.5 million were recorded as deferred debt issuance costs and are included in other long-term assets of the Consolidated Balance Sheet. Also as a result of this refinancing, $1.4 million of unamortized deferred debt issuance costs were written off and included in debt extinguishment expense on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 28, 2013.

The notes are secured by a second priority security interest in substantially all of the property and assets of Appvion and the debt guarantors. These liens are junior in priority to the liens on this same collateral securing the outstanding debt incurred under the Credit Agreement. The notes contain covenants customary for similar debt which restrict Appvion’s ability, as well as the ability of the guarantors, to sell or lease certain assets or merge or consolidate with or into other companies, incur additional debt or issue preferred shares, incur liens, pay dividends or make other distributions, make other restricted payments and investments, place restrictions on the ability of certain of Appvion’s subsidiaries to pay dividends or other payments to Appvion, enter into sale and leaseback transactions, amend particular agreements relating to Appvion’s transaction with its former parent AWA and the ESOP and enter into transactions with certain affiliates.

Management reported that the Company was in compliance with all debt covenants at January 2, 2016, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the Company’s noncompliance with the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing in such circumstances. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Scheduled repayment of principal on long-term obligations outstanding at January 2, 2016, is as follows (dollars in thousands):

Obligations
Outstanding at
January 2, 2016
2016	$1,567
2017	982
2018	9,937
2019	158,724
2020	250,000
Thereafter	6,000
$427,210

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.      INCOME TAXES

In conjunction with the acquisition of Appvion, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result, its tax provision includes only foreign and minimal state and local income taxes. For 2015 the Company recorded a net tax provision of $0.2 million primarily for U.S state and local income taxes. For 2014 the Company recorded a net tax provision of $0.3 million primarily for Canadian income taxes. For 2013 the Company recorded a net tax provision of $0.2 million primarily for Canadian income taxes.

All U.S. federal C corporation tax years are closed. Various Canadian and state tax years remain open. Reserves for uncertain tax positions, as they relate to these matters, are insignificant. When, and if applicable, potential interest and penalty costs are accrued as incurred, with interest expense recognized in interest expense, net and penalty costs recognized in selling, general and administrative (“SG&A”) expense in the Consolidated Statement of Comprehensive Income (Loss).

12.      LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs. Total rent expense was $6.3 million for 2015,  $6.4 million for 2014 and $5.8 million for 2013.

Future minimum lease payments as of January 2, 2016, under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):

Operating
Leases
2016	$3,416
2017	641
2018	34
2019	—
2020	—
Thereafter	—

Total minimum lease payments	$4,091

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are designed to hedge the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $17.1 million as of January 2, 2016. These contracts have settlement dates extending through December 2016.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the collar price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. As of January 2, 2016, all contracts have been settled.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using swap contracts to manage risks associated with market fluctuations in pulp prices. During first quarter 2012, there were two pulp swap contracts in place. The first swap had a hedge volume of 2,000 tons of pulp and was settled in February 2012. It was not designated as a hedge, and therefore, gains or losses due to changes in fair value were recorded in current period earnings. The second pulp hedge was designated as a cash flow hedge of forecasted pulp purchases, and therefore, the change in the effective portion of the fair value of the hedge was deferred in accumulated other comprehensive income until the inventory containing the pulp was sold. This pulp hedge was settled as of September 30, 2012. As of January 2, 2016, there were no pulp swap contracts in place.

On July 30, 2013, Appvion entered into an interest rate swap contract on $100 million of its variable rate first lien term loan with a forward start date of September 15, 2014 and a maturity date of June 28, 2019.  This interest rate swap pays the Company variable interest at the three-month Eurodollar rate or a fixed floor rate of 1.25%, whichever is greater, and the Company pays the counterparty a fixed interest rate. The fixed Eurodollar interest rate for the contract is 7.24%. Based on the terms of the interest rate swap contract and the underlying debt, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. Any changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheet until earnings are affected by the variability of cash flows.

The following table presents the location and fair values of derivative instruments included in the Company’s Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	January 2, 2016	January 3, 2015
Foreign currency exchange derivatives	Accounts receivable	$430	$743
Interest rate swap	Other long-term liabilities	(3,501)	(3,366)

Not Designated as a Hedge
Natural gas collar	Other current liabilities	—	(1,279)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s Consolidated Statement of Comprehensive Income (Loss) for the years ended January 2, 2016,  January 3, 2015 and December 28, 2013 and (gains) losses initially recognized in accumulated other comprehensive income in the Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of
	Comprehensive
	Income (Loss)
Designated as a Hedge	Location	January 2, 2016	January 3, 2015	December 28, 2013
Foreign currency exchange derivatives	Net sales	$(1,389)	$(161)	$1,012

(Gains) losses recognized in accumulated
other comprehensive income		(381)	(619)	300

Pulp fixed swap	Cost of sales	—	—	197

Interest rate swap	Interest expense	1,506	470	85

Losses recognized in accumulated
other comprehensive income		3,451	3,270	829

Not Designated as a Hedge
Natural gas collar	Cost of sales	499	1,228	(288)

For a discussion of the fair value of financial instruments, see Note 14, Fair Value Measurements.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	January 2, 2016		January 3, 2015
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
First lien term loan	$157,308	$146,296	$328,225	$323,098
Second lien notes	247,231	98,893	246,745	171,488
Revolving credit facility	9,600	9,600	6,450	6,450
State of Ohio loans	3,010	3,010	4,488	4,488
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	6,000	6,000	6,000	6,000
	$423,449	$264,099	$592,208	$511,824

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

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities were reasonable estimates of fair value as of January 2, 2016 and January 3, 2015.

15.      EMPLOYEE BENEFITS

The Company has various defined benefit pension plans and defined contribution pension plans. They include a Supplemental Executive Retirement Plan (“SERP”) to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations of the pension plan for eligible salaried employees.

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

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 The status of these plans, including a reconciliation of benefit obligation, a reconciliation of plan assets and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is shown below (dollars in thousands):

Pension Benefits	2015	2014
Change in benefit obligation
Benefit obligation at beginning of period	$442,652	$411,461
Service cost	5,976	4,766
Interest cost	18,095	20,585
Plan amendments	2,229	(25,839)
Actuarial (gain) loss	(20,037)	83,010
Settlements	(6,338)	(26,474)
Benefits and expenses paid	(21,536)	(24,857)
Benefit obligation at end of period	$421,041	$442,652

Change in plan assets
Fair value at beginning of period	$349,047	$344,786
Actual return on plan assets	(7,006)	38,942
Employer contributions	522	16,650
Settlements	(6,338)	(26,474)
Benefits and expenses paid	(21,536)	(24,857)
Fair value at end of period	$314,689	$349,047

Funded status of plans
Funded status at end of period	$(106,352)	$(93,605)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(602)	$(553)
Accrued benefit liability-noncurrent	(105,750)	(93,052)
Net amount recognized	$(106,352)	$(93,605)

Key assumptions at end of period (%)
Discount rate	4.58	4.18

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts in accumulated other comprehensive income on the Consolidated Balance Sheet, net, that have not been recognized as components of net periodic benefit cost at January 2, 2016 and January 3, 2015, are as follows (dollars in thousands):

	2015	2014
Prior service credit	$(19,820)	$(24,669)

The amount in accumulated other comprehensive income that is expected to be recognized as components of net periodic benefit cost over the next year is as follows (dollars in thousands):

Prior service credit	$(2,391)

The components of net periodic pension cost include the following (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	December 28,
Pension Benefits	2016	2015	2013
Net periodic benefit cost
Service cost	$5,976	$4,766	$5,149
Interest cost	18,095	20,585	18,513
Expected return on plan assets	(23,376)	(23,344)	(24,133)
Amortization of
Prior service (credit) cost	(2,620)	486	486
Mark-to-market adjustment	10,344	67,412	(57,465)
Net periodic benefit cost (gain)	$8,419	$69,905	$(57,450)
Key assumptions (%)
Discount rate	4.18	5.04	4.15
Expected return on plan assets	7.00	6.75	7.75
Rate of compensation increase	NA	NA	NA

Expected future benefit payments are as follows (dollars in thousands):

2016	$28,535
2017	28,349
2018	29,314
2019	30,381
2020	30,335
2021 thru 2025	147,636
$294,550

As of the 2015 and 2014 measurement dates, the approximate asset allocations by asset category for the Company’s pension plan were as follows:

	January 2, 2016	January 3, 2015
U.S. Equity	31%	30%
International Equity	9	9
Private Equity	1	1
Emerging Market Equity	9	9
Fixed Income	46	47
Real Estate	4	4
Total	100%	100%

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company selected 7.00% as its long-term rate of return on assets assumptions for both year-end 2015 and 2014. The mortality assumption used for each of the years 2015 and 2014 was the RP-2014 mortality table.

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 700 Aa-graded noncallable bonds available in the market as of January 2, 2016, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 24 bonds, the Company selected a discount rate of 4.58% for 2015 and 4.18% for 2014 to value year-end liabilities for the pension plans.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the assets within the pension plan as of January 2, 2016 and January 3, 2015 are as follows (dollars in thousands):

		Fair Value Measurements at January 2, 2016
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$1,798			$1,798

Public equity
U.S.	(a)		97,710		97,710
International	(a)		29,343		29,343
Emerging markets	(b)		26,359		26,359

Private equity	(c)			3,863	3,863

Fixed income
Corporate bonds	(d)		125,251		125,251
Other fixed income	(d)		17,628		17,628

Real estate	(e)			12,737	12,737
		$1,798	$296,291	$16,600	$314,689

		Fair Value Measurements at January 3, 2015
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$343			$343

Public equity
U.S.	(a)		105,668		105,668
International	(a)		29,901		29,901
Emerging markets	(b)		29,759		29,759

Private equity	(c)			4,509	4,509

Fixed income
Corporate bonds	(d)		144,102		144,102
Other fixed income	(d)		19,493		19,493

Real estate	(e)			15,272	15,272
		$343	$328,923	$19,781	$349,047

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Changes in Fair Value Using
	Significant Unobservable Inputs (Level 3)
	Private	Real
	Equities	Estate	Total
Balance, December 28, 2013	$5,236	$14,086	$19,322
Realized gains/(losses)	343	(609)	(266)
Unrealized gains	273	3,472	3,745
Return of capital	(1,366)	(1,138)	(2,504)
Income (loss)	23	(539)	(516)
Balance, January 3, 2015	4,509	15,272	19,781
Realized gains/(losses)	291	(383)	(92)
Unrealized gains	130	1,932	2,062
Return of capital	(1,093)	(5,542)	(6,635)
Income	26	1,458	1,484
Balance, January 2, 2016	$3,863	$12,737	$16,600

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company does not expect to contribute any cash to its funded pension plan in 2016. The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan covering salaried employees are based on years of service and the employees’ compensation during employment. At January 2, 2016, the accumulated benefit obligation for the defined benefit plans was approximately $421.0 million. At January 3, 2015, the accumulated benefit obligation for the defined benefit plans was approximately $442.6 million.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton represented manufacturing employees, where the collective bargaining agreement expired April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees at the Kansas City, Kansas distribution center and West Carrollton, Ohio plant, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company.  In addition, during first quarter 2012 there was a workforce reduction at the West Carrollton, Ohio plant resulting from the cessation of papermaking activities. As a result, the Company recorded a $25.0 million expense in 2012 representing its estimated cost to satisfy a complete withdrawal liability under the terms of the plan’s trust agreement, with a payment period that began January 2014 and could extend for up to 20 years, discounted in accordance with ASC Section 450-20-S99-1. Payments of $1.7 million were made during 2015, resulting in recorded interest expense of $1.0 million. As of January 2, 2016, the reserve has been reduced by $0.7 million. Of the $23.4 million reserve, $0.9 million is classified as short-term and $22.5 million is classified as long-term within the Consolidated Balance Sheet at January 2, 2016.

A deferred compensation plan, named the Executive Nonqualified “Excess” Plan of Appvion, Inc., effective on February 1, 2006, and as amended effective January 1, 2015, was established for highly-compensated employees, including all directors and executive officers. Salaried employees, with base salaries of $130,000 and over, are eligible to participate in the plan. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the IRS limits the ability of highly-compensated employees to participate under tax-qualified plans. This plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings. Participants in the plan may choose to have deferrals increased or decreased based on the performance of a selection of mutual funds. No assets are actually set aside to fund the Company’s obligation under this plan. The non-employee directors are also allowed to participate in this plan. For the years ended January 2, 2016 and January 3, 2015, $5.4 million and $4.6 million, respectively, was recorded in other long-term assets for this plan.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is as follows (dollars in thousands):

Other Postretirement Benefits	2015	2014
Change in benefit obligation
Benefit obligation at beginning of period	$34,076	$33,242
Service cost	185	246
Interest cost	1,184	1,372
Plan amendments	(918)	224
Actuarial (gain) loss	(8,304)	420
Benefits and expenses paid	(1,773)	(1,428)
Benefit obligation at end of period	$24,450	$34,076

Funded status of plans
Funded status at end of period	$(24,450)	$(34,076)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(1,869)	$(2,472)
Accrued benefit liability-noncurrent	(22,581)	(31,604)
Net amount recognized	$(24,450)	$(34,076)

Key assumptions at end of period
Discount rate	4.25%	3.86%
Valuation year medical trend	7.67%	8.00%
Ultimate medical trend	5.00%	5.00%
Year ultimate medical trend reached	2023	2023

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 700 Aa-graded noncallable bonds available in the market as of January 2, 2016, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 23 bonds, the Company selected a discount rate of 4.25% for the postretirement benefit plan.

The January 2, 2016, accumulated postretirement benefit obligation (“APBO”) was determined using assumed medical care cost trend rates of 7.67%, decreasing one third percent each year to an ultimate rate of 5% in 2023. The January 3, 2015, APBO was determined using assumed medical care cost trend rates of 8.0%, decreasing one third percent each year to an ultimate rate of 5% in 2023.

The amount in accumulated other comprehensive income in the Consolidated Balance Sheet, that has not been recognized as a component of net periodic benefit cost at January 2, 2016 and January 3, 2015, is as follows (dollars in thousands):

	2015	2014
Prior service credit	$4,922	$5,168

The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost over the next year is shown below (dollars in thousands):

Amortization of prior service credit	$1,267

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of other postretirement benefit gain include the following (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
Other Postretirement Benefits	January 2, 2016	January 3, 2015	December 28, 2013
Net periodic benefit (gain) loss
Service cost	$185	$246	$352
Interest cost	1,184	1,372	1,434
Amortization of prior service credit	(1,163)	(1,206)	(2,059)
Mark-to-market adjustment	(8,304)	420	(8,220)

Net periodic benefit (gain) loss	$(8,098)	$832	$(8,493)

The key assumptions used in the measurement of the Company’s net periodic benefit (gain) loss are shown in the following table:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013

Discount rate	3.86%	4.50%	3.71%
Valuation year medical trend	8.00%	6.50%	7.00%
Ultimate medical trend	5.00%	5.00%	5.00%
Year ultimate medical trend reached	2024	2017	2017

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$19	$(17)
Effect on accumulated plan benefit obligation	675	(609)

Expected postretirement benefit payments for each of the next five years, and the aggregate from 2021 through 2025, are as follows (dollars in thousands):

2016	$1,869
2017	2,003
2018	2,003
2019	2,039
2020	2,044
2021 thru 2025	9,627
$19,585

17.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appvion, Inc. Long-Term Incentive Plan (“LTIP”). As of January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU"), and as amended effective January 1, 2015. Both plans utilize phantom units. The value of a unit in the LTIP is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. All units granted under the LTIP may be exercised after three full years. Units expire ten years after the grant date. The value of a unit in the RSU is based on the value of PDC common stock, as determined by the ESOP trustee. All RSUs vest three years after the award date and are paid at vesting. The cash payment upon vesting is equal to the value of one share of PDC common stock at the most recent valuation date times the number of units granted. RSU units can be deferred to the Non-Qualified Excess Plan if the recipient so elects shortly after the units have been granted. All units under both the LTIP and RSU plans will vest immediately, and cash payment will be made, upon a change in control as defined in the plans.  At year-end 2015, the fair market value of one share of PDC common stock is $12.30.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Compensation Committee of the board establishes the number of units granted each year under these plans in accordance with the Compensation Committee’s stated goals and policies. The Compensation Committee has the discretion to use either, or both, plan(s) as appropriate to attract, motivate and retain key management employees while managing the expense to the Company. During 2015,  417,300 additional units were granted under the LTIP plan and 180,150 additional units were granted under the RSU plan. During 2014,  238,650 additional units were granted under the LTIP plan and 120,650 additional units were granted under the RSU plan. During 2013,  194,100 additional units were granted under the LTIP plan and 114,925 additional units were granted under the RSU plan. Units are valued using the most recent PDC stock price as determined by the semi-annual ESOP valuation as of June 30 and December 31.

Approximately $0.2 million of expense, related to the LTIP plan, was recorded during 2015 in SG&A expense. Due to a decrease in stock price, a $1.6 million benefit was recorded during 2014 in SG&A expense.  Approximately $0.1 million of expense, related to the LTIP plan, was recorded during 2013, also within SG&A expense. Based on the Company’s stock price as of the end of December 2015, the Company had $0.3 million of unrecognized compensation expense related to nonvested phantom units granted under the plan. Since the inception of the plan, 4,507,220 phantom units have been granted, 1,842,176 phantom units have been forfeited and 601,910 phantom units have been exercised, leaving an outstanding balance of 2,063,134 phantom units at January 2, 2016. A summary of 2013 - 2015 activity within the LTIP plan is as follows.

			Weighted
			Average	Aggregate
	Weighted		Remaining	Intrinsic Value
	Average Grant	Grant	Contractual	(dollars in
	Unit Price	Units	Life (Years)	thousands)
Outstanding, December 29, 2012	$21.59	2,022,450
Granted	17.56	194,100
Forfeited or expired	24.40	(203,050)
Outstanding, December 28, 2013	$20.92	2,013,500	5.6	$2,302
Exercisable, December 28, 2013	$22.30	1,564,900	4.8	$1,976

Outstanding, December 28, 2013	$20.92	2,013,500
Granted	16.26	238,650
Exercised	12.91	(180,500)
Forfeited or expired	27.11	(21,201)
Outstanding, January 3, 2015	$21.02	2,050,449	5.0	$—
Exercisable, January 3, 2015	$22.13	1,618,700	4.1	$—

Outstanding, January 3, 2015	$21.02	2,050,449
Granted	11.22	417,300
Forfeited or expired	25.33	(404,615)
Outstanding, January 2, 2016	$18.19	2,063,134	5.5	$—
Exercisable, January 2, 2016	$20.34	1,454,367	4.2	$—

During 2014, 180,500 phantom units were exercised. In the first half of 2014, 146,000 units, originally granted at a price of $12.84 per unit, were exercised at the year-end 2013 price of $16.25 per unit for a total payment of $0.5 million representing the appreciation of the units. In the second half of 2014, 24,500 units, originally granted at a price of $12.84 per unit, and 10,000 units, originally granted at a price of $14.10 per unit, were exercised at the mid-year 2014 share price of $16.30 per unit for a total payment of $0.1 million representing the appreciation of the units. No phantom units were exercised during 2013 or 2015. As of January  2, 2016,  a long-term liability of approximately $0.1 million was included in the Consolidated Balance Sheet.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Approximately $1.6 million, $0.6 million and $1.0 million of expense, related to the RSU plan, was recorded during 2015, 2014 and 2013, respectively. Since the inception of the plan, 745,225 units have been granted, 116,467 units have been forfeited and 268,783 units became fully vested and were paid, leaving an outstanding balance of 359,975 units at January 2, 2016. As of year-end 2015,  143,817 RSU units became vested and exercisable. In accordance with the plan, a  payment for these RSU’s of $1.8 million, based on the year-end 2015 price of $12.30 per unit, was made on February 5, 2016. A summary of 2013 – 2015 activity within the RSU plan is as follows.

			Weighted
			Average	Aggregate
	Weighted		Remaining	Intrinsic Value
	Average Grant	Grant	Contractual	(dollars in
	Unit Price	Units	Life (Years)	thousands)
Outstanding, December 29, 2012	$13.96	269,000
Granted	17.58	114,925
Exercised	13.25	(161,500)
Forfeited	15.53	(6,300)
Outstanding, December 28, 2013	$16.37	216,125	1.6	$3,512

Outstanding, December 28, 2013	$16.37	216,125
Granted	16.25	120,650
Forfeited	20.27	(6,800)
Outstanding, January 3, 2015	$16.25	329,975	1.1	$3,630

Outstanding, January 3, 2015	$16.25	329,975
Granted	11.22	180,150
Exercised	15.15	(107,283)
Forfeited	13.77	(42,867)
Outstanding, January 2, 2016	$14.42	359,975	1.2	$4,428

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. The expense for this plan was approximately $0.5 million and $0.2 million in 2015  and 2013, respectively. During 2014, there was a $0.2 million recovery of expense.

18.      COMMITMENTS AND CONTINGENCIES

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

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
(b)	In no event will Appvion’s funding obligations for Future Sites Costs exceed $25 million (the “Appvion Future Sites Cap”); and
(c)

In no event will Appvion’s funding obligations under the Funding Agreement exceed $7.5 million during any calendar year (except for the payment of $4 million on February 2, 2015 and the payment of $7.5 million on September 1, 2015). The $4 million payment due February 1, 2015 and the $7.5 million payment due September 1, 2015 have been timely paid.

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

As a result of the Funding Agreement, $24.0 million of expense was recorded as selling, general and administrative expense in the Consolidated Statement of Comprehensive (Loss) Income for the year ended January 3, 2015. This expense represents the total of the four payments expected to be made with respect to Fox River costs, as discussed above, with the first payment made on September 30, 2014, the second payment made on February 2, 2015, the third payment made on September 1, 2015 and the last payment due September 1, 2016, discounted to reflect the long-term nature of the liability.  A short-term liability of $7.3 million is recorded in other accrued liabilities on the Consolidated Balance Sheet as of January 2, 2016. The total of these liabilities will be accreted to the full liability of $25.0 million during the course of the payment schedule.

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

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.      CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Cash paid during the period for:
Interest	$42,299	$49,940	$48,253
Income taxes	404	221	330

Cash received during the period for:
Income tax refunds	$-	$178	$90

20.      CONCENTRATIONS OF CREDIT AND OTHER RISKS

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company’s two largest customers each represented approximately 9% and 8% of 2015 net sales, respectively. During 2014, sales to the Company’s two largest customers each represented approximately 9% and 8% of net sales, respectively. During 2013, sales to the Company’s two largest customers each represented approximately 8% and 7% of net sales, respectively.

The five largest customers in the carbonless papers segment collectively accounted for approximately 44% of carbonless net sales in 2015, 41% of carbonless papers net sales in 2014 and 39% of carbonless papers net sales in 2013. The five largest customers in the thermal papers segment collectively accounted for approximately 44% of thermal papers net sales in 2015, 41% of thermal papers net sales in 2014 and 39% of thermal papers net sales in 2013.

          Base stock is a key raw material in the Company’s business. In 2015, the Company purchased approximately $215 million of base stock from external suppliers. Approximately $39 million of this base stock was purchased for the production of carbonless products with nearly 100% purchased from one external supplier. The Company purchased approximately $176 million of base stock for the production of thermal products with approximately 94% purchased from a single external supplier. In 2014, the Company purchased approximately $239 million of base stock from external suppliers. Approximately $45 million of this base stock was purchased for the production of carbonless products with approximately 98% purchased from one external supplier. The Company purchased approximately $194 million of base stock for the production of thermal products with approximately 70% purchased from a single external supplier. In 2013, the Company purchased approximately $235 million of base stock from external suppliers. Approximately $45 million of this base stock was purchased for the production of carbonless products with approximately 98% purchased from one external supplier. The Company purchased approximately $190 million of base stock for the production of thermal products with approximately 62% purchased from a single external supplier.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election in 2001 to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $107 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax payroll deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. Matching contributions charged to expense were $1.9 million in 2015,  $2.3 million in 2014 and $2.6 million in 2013.

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the Credit Agreement, as amended, providing for the first lien term loan and revolving credit facility, as well as the indenture governing the second lien senior secured notes restrict Appvion’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may conflict with the terms of these debt agreements. During 2015, 2014 and 2013, the Company exercised its right to satisfy requests for distributions to former participants using five equal annual installments.

In 2015, the ESOP trustee purchased 167,177 shares of PDC redeemable common stock for an aggregate price of $1.9 million from pre-tax payroll deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. Matching contributions over this same period resulted in an additional 160,097 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications, employee terminations and employee loan requests, 775,075 shares of PDC redeemable common stock were repurchased during 2015 at an aggregate price of $9.4 million.

In 2014, the ESOP trustee purchased 178,179 shares of PDC redeemable common stock for an aggregate price of $2.4 million from pre-tax payroll deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. Matching contributions over this same period resulted in an additional 172,167 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications, employee terminations and employee loan requests, 1,273,759 shares of PDC redeemable common stock were repurchased during 2014 at an aggregate price of $18.2 million.

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

The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. The year-end 2015 share price was $12.30. Based upon the estimated fair value of the redeemable common stock at January 2, 2016, an ultimate redemption liability of approximately $83 million was determined. The redeemable common stock recorded book value as of January 2, 2016, was $115 million. The net increase in fair value and accretion of redeemable common stock was $4.1 million for the year ended January 2, 2016.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of January 2, 2016, the Company is obligated to purchase approximately 2 million shares of redeemable common stock eligible for redemption as a result of participants terminating employment due to retirement, resignation, dismissal, permanent layoff, disability or death. Using the year-end 2015 share price, the Company has estimated a future share repurchase obligation of approximately $24.6 million. Per plan provisions, neither the dates of or prices at distribution are fixed or determinable, and therefore, repurchase obligations to be settled over the next five years will vary from the estimated repurchase obligation above.

22.      UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for 2015 includes the following (dollars in thousands):

	For the Three	For the Three	For the Three	For the Three	For the Year
	Months Ended	Months Ended	Months Ended	Months Ended	Ended
	April 5, 2015	July 5, 2015	October 4, 2015	January 2, 2016	January 2, 2016
Net sales	$183,909	$166,158	$180,591	$169,388	$700,046
Gross profit	32,492	27,159	32,870	31,084	123,605
Operating income (loss)	4,333	(1,443)	4,169	3,469	10,528
Loss from continuing operations	(10,268)	(14,071)	(11,023)	(6,563)	(41,925)
Income (loss) from discontinued
operations, net of income taxes	4,503	4,264	191,904	(172)	200,499
Net (loss) income	$(5,765)	$(9,807)	$180,881	$(6,735)	$158,574

On August 3, 2015, Appvion completed the sale of the assets primarily used in the development, manufacture and sale of microencapsulation materials by the Encapsys segment of the Company for an aggregate purchase price of $208 million in cash, subject to working capital adjustments, and the assumption of certain liabilities. Total working capital adjustments and cash expenses of the sale were approximately $7.5 million. The financial results of the Encapsys segment, including the gain on the sale of the assets, have been reclassified as discontinued operations.

Unaudited quarterly financial data for 2014 includes the following (dollars in thousands):

	For the Three	For the Three	For the Three	For the Three	For the Year
	Months Ended	Months Ended	Months Ended	Months Ended	Ended
	March 30, 2014	June 29, 2014	September 28, 2014	January 3, 2015	January 3, 2015
Net sales	$193,472	$198,485	$187,964	$184,777	$764,698
Gross profit (loss)	40,498	39,875	40,141	(13,147)	107,367
Operating income (loss)	10,496	7,487	(14,685)	(60,163)	(56,865)
Loss from continuing operations	(1,999)	(4,371)	(28,135)	(74,446)	(108,951)
Income from discontinued
operations, net of income taxes	4,010	3,240	4,940	3,989	16,179
Net income (loss)	$2,011	$(1,131)	$(23,195)	$(70,457)	$(92,772)

During September 2014, Appvion entered into a Funding Agreement relating to clean-up costs and liabilities for the Lower Fox River sites and potential future sites. Under the Funding Agreement, the parties agreed to a specific funding arrangement for which Appvion recorded a $24.0 million third quarter charge for its portion of the Funding Agreement. During fourth quarter 2014, the Company recorded a mark-to-market loss for pension and other postretirement benefit plans of $64.8 million, of which, $46.8 million was recorded in cost of sales and $18.0 million was recorded in SG&A. As noted above, the financial results of the Encapsys segment have been reclassified as discontinued operations.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.      SEGMENT INFORMATION

The Company’s reportable segments are thermal papers and carbonless papers. The accounting policies applicable to these reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest expense, net, debt modification/extinguishment expense, foreign exchange loss and other expense.

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

The carbonless papers segment includes carbonless, security and other specialty paper products. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. The Company also produces coated products for design and print applications and offers custom coating solutions. Carbonless products are sold to converters, printers and merchant distributors who stock and sell carbonless paper to printers. The Company also produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets.

The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net sales
Carbonless papers	$327,178	$349,374	$351,417
Thermal papers	372,868	415,324	421,276
Total	$700,046	$764,698	$772,693
Operating income (loss)
Carbonless papers	$26,729	$(12,640)	$76,330
Thermal papers	(5,848)	(11,348)	51,879
	20,881	(23,988)	128,209
Unallocated corporate charges	(10,353)	(32,877)	(8,966)
Total	$10,528	$(56,865)	$119,243
Depreciation and amortization (A)
Carbonless papers	$14,132	$14,055	$15,135
Thermal papers	12,514	13,500	12,983
	26,646	27,555	28,118
Unallocated corporate charges	177	153	107
Total	$26,823	$27,708	$28,225

(A)

Depreciation and amortization from continuing operations are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2015, the Company recorded a net mark-to-market loss of $3.5 million related to its retiree benefit plans. This loss was allocated as follows: $2.3 million to carbonless papers, $0.9 million to thermal papers and $0.3 million to unallocated corporate charges.

During September 2014, Appvion entered into a Funding Agreement relating to clean-up costs and liabilities for the Lower Fox River sites and potential future sites. Under the Funding Agreement, the parties agreed to a specific funding arrangement for which Appvion recorded a $24.0 million third quarter charge in unallocated corporate charges for its portion of the Funding Agreement. During 2014, the Company recorded a mark-to-market loss for pension and other postretirement benefit plans of $65.9 million. This loss was allocated as follows: $40.5 million to carbonless papers, $24.1 million to thermal papers and $1.3 million to unallocated corporate charges.

During 2013, the Company recorded a mark-to-market gain of $62.7 million related to its retiree benefit plans. This gain was allocated as follows: $39.3 million to carbonless papers, $22.0 million to thermal papers and $1.4 million to unallocated corporate charges.

Revenues from sales in the U.S. were $526.0 million in 2015,  $568.6 million in 2014 and $577.9 million in 2013. Revenues from sales to customers in foreign countries were $174.0 million in 2015,  $196.1 million in 2014 and $194.8 million in 2013.  All long-lived assets were located in the U.S. as of January 2, 2016. Substantially all long-lived assets were located in the U.S. as of January 3, 2015 and December 28, 2013.

24.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the year ended January 2, 2016 are as follows (dollars in thousands)

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, January 3, 2015	$29,837	$(2,651)	$27,186

Other comprehensive loss before reclassifications	—	(302)	(302)
Amounts recorded in accumulated other
comprehensive income	(5,095)	(117)	(5,212)
Net other comprehensive loss	(5,095)	(419)	(5,514)
Balance, January 2, 2016	$24,742	$(3,070)	$21,672

The changes in accumulated other comprehensive income by component for the year ended January 3, 2015 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, December 28, 2013	$4,942	$(1,129)	$3,813

Other comprehensive loss before reclassifications	—	(1,213)	(1,213)
Amounts recorded in accumulated other
comprehensive income	24,895	(309)	24,586
Net other comprehensive income (loss)	24,895	(1,522)	23,373
Balance, January 3, 2015	$29,837	$(2,651)	$27,186

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Details about these reclassifications are as follows (dollars in thousands):

	Amounts Reclassified from
	Accumulated Other Comprehensive Income
					Affected Line Item
					in Consolidated
					Statements of
Details about Accumulated	For the	For the	For the		Comprehensive
Other Comprehensive	Year Ended	Year Ended	Year Ended		Income
Income Components	January 2, 2016	January 3, 2015	December 28, 2013		(Loss)

Changes in retiree plans
Amortization of prior service credit	$5,095	$(24,895)	$1,511	(a)

Hedging activities
Foreign exchange contracts	$(1,389)	$(161)	$(1,012)		Net sales
Interest rate swap	1,506	470	—		Interest
Commodity contracts	—	—	(197)		Cost of sales
	$117	$309	$(1,209)

Total reclassifications for the period	$5,212	$(24,586)	$302

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 15, Employee Benefits, and Note 16, Postretirement Benefit Plans other than Pensions.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion and decisions regarding required disclosure. Management of the Company, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 2, 2016. Based on this evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of January 2, 2016.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed by, or under the supervision of, the Company’s CEO and CFO and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2016. The assessment was based on criteria established in the framework Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of January 2, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information as of March 25, 2016, regarding the executive officers and directors of PDC and Appvion.

Name	Age	Position
Terry M. Murphy	67	Chairman and Director of PDC and Appvion

Stephen P. Carter	64	Director of PDC and Appvion

Kathi P. Seifert	66	Director of PDC and Appvion

Mark A. Suwyn	73	Director of PDC and Appvion

George W. Wurtz	59	Director of PDC and Appvion

Kevin M. Gilligan	49	President, Chief Executive Officer and a Director of PDC, and President, Chief Executive Officer and a Director of Appvion

Thomas J. Ferree	58	Senior Vice President Finance, Chief Financial Officer and Treasurer of PDC, and Senior Vice President Finance, Chief Financial Officer and Treasurer of Appvion

Tami L. Van Straten	44	Senior Vice President Administration, General Counsel and Secretary of PDC, and Senior Vice President Administration, General Counsel and Secretary of Appvion

Ethan W. Haas	42	Vice President and General Manager – Carbonless and Specialty Papers

Justin C. Merritt	42	Vice President and General Manager – Thermal

Terry M. Murphy. Mr. Murphy joined PDC and Appvion as a Director in June 2007 and was elected Chairman of the Board of Appvion and PDC effective January 1, 2016. Mr. Murphy is currently a director of Hagerty, LLC, a specialty insurance company, and has held this position since July 2010. Mr. Murphy is a member of the Board of Trustees of Carroll University located in Waukesha, Wisconsin, and has held this position since May 2007. Mr. Murphy was Executive Vice President and Chief Financial Officer of A.O. Smith from the time he joined the company in 2006 until his retirement on May 1, 2011. From 1999 to 2005, Mr. Murphy held various executive management positions at Quanex Corporation and in his last position at Quanex Corporation served as its Senior Vice President and Chief Financial Officer. Mr. Murphy earned a bachelor’s degree from the University of Wisconsin-La Crosse in 1970 and a master’s degree in business administration from Marquette University in 1974. He also earned a Juris Doctor degree from Seton Hall University School of Law in 1980 and is a certified public accountant. Mr. Murphy's financial background as a certified public accountant, former Senior Vice President and Chief Financial Officer for a large building products manufacturing company, and former Executive Vice President and Chief Financial Officer for a large diversified manufacturing company, as well as his leadership experience as an executive and director, and his graduate degree in business and degree in law, led to the conclusion that he should serve as a director of PDC and Appvion.

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

Kathi P. Seifert. Ms. Seifert joined PDC and Appvion as a Director in July 2004. Ms. Seifert retired as Executive Vice President and Group President of Global Personal Care Products for Kimberly-Clark Corporation in June 2004, a position she held since 1999. Ms. Seifert is also currently a director of Eli Lilly and Company, Lexmark, Inc., and Investors Community Bank. She has served as a director of Eli Lilly and Company since 1995, as a director of Lexmark, Inc. since 2006, and as a director of Investor Community Bank since 2016. Ms. Seifert served as a director of Revlon Consumer Products Corporation from 2006 until 2015, and as a director of Supervalu, Inc. from 2006 until 2013. Ms. Seifert also serves on the Board of Directors for the Fox Cities Community Foundation, the Fox Cities Chamber of Commerce, Riverview Gardens, the Fox Cities Building for the Arts, and New North, Inc. Ms. Seifert graduated with a bachelor’s degree from Valparaiso University in 1971. Ms. Seifert's business experience as the former Executive Vice President and division Group President of a global manufacturer of family and personal care products, and as a director of a global pharmaceutical company, cosmetics and personal care products company, grocery retailing company, and printing and imaging products manufacturing company, as well as her leadership experience in these positions, led to the conclusion that she should serve as a director of PDC and Appvion.

Mark A. Suwyn. Mr. Suwyn joined PDC and Appvion as a Director in July 2011. Mr. Suwyn is currently the President of Marsuw, LLC, a private investment and consulting company, and has held this position since March 2000. Mr. Suwyn is currently serving as Chairman of WorkplaceDynamics LLC, a privately owned employee survey firm, a position he has held since August 2013. Mr. Suwyn retired as Chairman of NewPage Corporation, a large coated paper producer in North America, in June 2010. He had previously served as Chairman and Chief Executive Officer of NewPage Corporation since May 2005. He served as a director of Ballard Power Systems, Inc. from 2003 to 2012, and as a director of Contech Construction Products Inc. from 2011 through 2012. Mr. Suwyn also served as Chairman and Chief Executive Officer of Louisiana-Pacific Corporation from January 1996 until November 2004. Prior to that, Mr. Suwyn held executive management positions with International Paper Company and spent 25 years with E.I. Du Pont where he directed marketing, acquisition and joint venture efforts. Mr. Suwyn earned a doctorate degree (Inorganic Chemistry) from Washington State University and bachelor’s degree (Chemistry) from Hope College, Holland, Michigan. Mr. Suwyn’s extensive business experience in the paper industry, experience as former Chairman and Chief Executive Officer for both a large coated paper producer and a leading manufacturer of building materials, as well as his leadership experience as an executive and director and his doctorate degree in chemistry, led to the conclusion that he should serve as a director of PDC and Appvion.

George W. Wurtz. Mr. Wurtz joined PDC and Appvion as a Director in July 2011. In 2015, Mr. Wurtz retired as the Chairman of the Board of Soundview Paper Company LLC, Elmwood Park, New Jersey, a position he held since October 2014. Soundview is a privately-held manufacturer of virgin and recycled tissue consumer products. From April 2012 until October 2014, he served as Soundview’s President and Chief Executive Officer. From November 2006 until November 2011, Mr. Wurtz served as President and Chief Executive Officer of New WinCup Holdings, Stone Mountain, Georgia, a privately-held manufacturer and distributor of single-use cups, food service containers, lids and straws. Mr. Wurtz is currently a director of the State University of New York at Oswego (“SUNY Oswego”) Engineering Advisory Board and Mohawk Fine Papers, Inc. He has served as a director of the SUNY Oswego Engineering Advisory Board since 2009 and as a director of Mohawk Fine Papers, Inc. since January 2012. Mr. Wurtz retired as Executive Vice President of Georgia-Pacific Corporation in February 2006 after serving in several executive management positions including President of Paper, Bleached Board and Kraft Operations. Prior to joining Georgia-Pacific Corporation in October 2000, Mr. Wurtz was employed by James River Corporation/Fort James Corporation for 14 years and held executive management positions in operations, logistics, procurement and manufacturing planning. Mr. Wurtz received his bachelor’s degree (Industrial Arts and Technology) from SUNY Oswego in 1978. Mr. Wurtz’s extensive business experience in the paper industry, experience as former President and Chief Executive Officer of a food-service products manufacturer and distributor, as well as his leadership experience as an executive and director of several paper companies, led to the conclusion that he should serve as a director of PDC and Appvion.

Kevin M. Gilligan.  Mr. Gilligan has been the President and Chief Executive Officer of Appvion and PDC since August 2015, and has been a Director of Appvion and PDC since January 2016. Mr. Gilligan previously served as President of the Paper Division since June 2014. Prior to joining the Company in 2014, Mr. Gilligan spent twenty years working for H.B. Fuller Company, a publicly-traded, global specialty chemical company focused on adhesives. From 2012 to 2014, he served as H.B. Fuller’s Vice President of Global Operations, and from 2007 through 2011 he served as Region Vice President in charge of its Asia Pacific businesses. Prior to 2007 and during his career with H.B. Fuller Company, Mr. Gilligan also served as General Manager of H.B. Fuller Window, and as H.B. Fuller’s North American Operations Director, e-business Director, Product Line Manager and Plant Manager. Mr. Gilligan began his career as a manufacturing engineer for Texas Instruments Inc. Mr. Gilligan received his bachelor’s degree in industrial and operations engineering from the University of Michigan in 1988 and received his master’s degree in business administration with concentrations in marketing and operations management from Indiana University in 1992.  Mr. Gilligan’s extensive business experience as Vice President of Global Operations and in other key management roles for an international specialty chemical company, as well as his demonstrated leadership in these positions and his graduate degree in business, led to the conclusion that he should serve as a director of PDC and Appvion.

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

Tami L. Van Straten. Ms. Van Straten has been Senior Vice President Administration, General Counsel and Secretary of Appvion since August 2015, and Senior Vice President Administration, General Counsel and Secretary of PDC since August 2015. Ms. Van Straten previously served as Vice President, General Counsel and Secretary of PDC and Appvion since January 2012, as General Counsel and Secretary for PDC and Appvion from March 2010 to 2012 and as Assistant General Counsel and Assistant Secretary for PDC and Appvion from August 2006 through March 2010. Ms. Van Straten joined the Company in 2001 and served in a number of legal counsel roles from 2001 to August 2006. Prior to joining the Company, Ms. Van Straten served as law clerk to the Hon. N. Patrick Crooks of the Supreme Court of Wisconsin and was in private legal practice. Ms. Van Straten earned a bachelor’s degree in criminal justice and political science from the University of Wisconsin-Oshkosh in 1994 and earned her Juris Doctor degree from Marquette University in 1997.

Ethan W. Haas. Mr. Haas has been Vice President and General Manager – Carbonless and Specialty Papers of Appvion since August 2015.  Mr. Haas was the Vice President and General Manager – Carbonless of Appvion since joining the Company in July 2014. From 2013 until joining the Company, Mr. Haas served as Vice President of Broker, International, Pulp and Auxiliary Markets for NewPage Corporation. From 2011 to 2013, he served as NewPage’s General Manager of Supercalendered & News, Pulp, Broker, International and Auxiliary Markets.  From 2007 to 2011, he served in a variety of management roles with NewPage Corporation, including General Manager of Web Offset & International Development, Director of Sales Administration & International Development, and Director of Marketing Strategy and International Sales.  Mr. Haas began his career in the paper industry in 1996 with MeadWestvaco Corporation. Mr. Haas received his bachelor’s degree (International Economics, Business Management) from St. Norbert College in 1996 and his master’s degree in business administration from Northwestern University in 2007.

Justin C. Merritt. Mr. Merritt has been Vice President and General Manager – Thermal of Appvion since joining the Company in April 2015. From 2013 until joining the Company, Mr. Merritt served as Vice President, Corporate Accounts for Ecolab, Inc., a specialty chemical company focused on hygiene, water and energy. From 2006 to 2013, he held several marketing and sales management positions with Ecolab. From 1998 to 2006, Mr. Merritt served in a variety of sales management roles for H.B. Fuller Company. Mr. Merritt received his bachelor’s degree in chemistry from Hamline University in 1995, his master’s degree in chemistry from the University of Wisconsin in 1997, and his master’s degree in business administration from University of Minnesota in 2005.

The boards of directors of both PDC and Appvion currently consist of six members. Mark Richards and Andrew Reardon retired from the boards effective December 31, 2015. Mr. Gilligan was elected as a director of PDC and Appvion effective January 1, 2016 pursuant to the process and agreements outlined below. The process is underway to nominate and elect another director to fill the remaining vacancy on the boards.  PDC has entered into a security holders agreement with the ESOP Trust which sets forth the manner in which the ESOP Trust will vote its shares of PDC common stock in connection with the election of directors of PDC’s board of directors. Under the agreement, the ESOP Trust has agreed to vote all of its shares of PDC common stock on and after January 1, 2005, to elect to PDC’s board, four individuals nominated by PDC’s chief executive officer and three individuals jointly nominated by the ESOP Trust and the chief executive officer.

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

Pursuant to the agreements above, Mr. Murphy, Mr. Gilligan and Ms. Seifert were nominated by Mr. Gilligan, Appvion’s chief executive officer, and elected to the boards of directors of PDC and Appvion. Mr. Carter, Mr. Suwyn and Mr. Wurtz were jointly nominated by Mr. Gilligan and the ESOP Trust and elected to the boards of directors of PDC and Appvion. The boards of directors of PDC and Appvion appointed Mr. Murphy to serve as Chairman of each board effective January 1, 2016.

The board of directors of PDC has an Audit Committee responsible for, among other things, providing assistance to the board of directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of PDC financial reports. Effective January 1, 2016, members of the committee include: Mr. Carter, Mr. Murphy and Mr. Suwyn. Mr. Carter serves as the Audit Committee Chair. The board of directors of PDC has determined that Mr. Carter is an “audit committee financial expert” as defined under the applicable rules of the SEC. Mr. Carter is an “independent director” as that term is defined under the listing standards of the Nasdaq Stock Market, Inc. The charter for the Audit Committee can be found on the Company’s website at www.appvion.com (investor information section).

The board of directors of PDC has a Compensation Committee responsible for authorizing the compensation of the Chief Executive Officer subject to ratification by the board of directors, approving the compensation of the named executive officers based on the recommendations of the Chief Executive Officer and reviewing the compensation of the other executive officers. The Compensation Committee also has authority for administration of the Long-Term Incentive Plan and the Long-Term Restricted Stock Unit Plan. Effective January 1, 2016, members of the committee include: Mr. Wurtz, Mr. Murphy and Ms. Seifert. Mr. Wurtz serves as the Compensation Committee Chair. See “Item 11. Executive Compensation—Compensation Discussion and Analysis,” below. The charter for the Compensation Committee is available at www.appvion.com (investor information section).

The board of directors of PDC has a Corporate Governance Committee for the purpose of developing, recommending and evaluating best corporate governance practices applicable to the Company, including those related to director compensation, nomination of directors, election of members to board committees and board education and practices. Effective January 1, 2016, members of the committee include: Ms. Seifert, Mr. Gilligan, Mr. Suwyn and Mr. Wurtz. Ms. Seifert serves as the Corporate Governance Committee Chair. The charter for the Corporate Governance Committee can be found on the Company’s website at www.appvion.com (investor information section).

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

Compensation Elements. The Company’s executive compensation includes base salary, annual performance-based incentive pay, long-term performance-based incentive pay and benefits, including general benefits available to all employees and specific executive benefits. The Compensation Committee believes these elements of executive compensation provide the proper incentives and rewards for increasing shareholder value. Base salary provides market competitive compensation for executives at a level that will attract highly qualified professionals. Annual performance-based incentive pay, in amounts based on market competitive values within the Company’s labor market for executive talent, provides an incentive for executives to achieve the Company’s annual performance goals. Long-term performance-based incentive pay provides executives with direct rewards for multi-year business performance that contributes to shareholder value over several years. Employee benefits provide health and retirement income benefits that enable employees, including executives, to maintain good health and provide financial security for employees and families in order to remain focused on the Company’s success. The mix of elements of compensation is based on the labor market.

Performance-Based Compensation. When Company performance exceeds pre-established target goals for the year, performance-based pay elements (annual and long-term incentive) allow for compensation that exceeds the median market compensation. Conversely, when performance falls short of targeted goals, performance-based pay elements allow for compensation below median market compensation levels.

The Compensation Committee believes that this combination of cash and equity-based compensation supports the objectives of the executive compensation program described above. First, these vehicles allow the Company to provide a competitive compensation package based on prevailing market practices. At the same time, a significant portion of target compensation is variable “at-risk” pay tied to both short-term performance and long-term performance. Variable pay for short-term performance is capped to protect the business from annual “windfall” results. The Compensation Committee believes these awards support the Company’s pay-for-performance philosophy by linking pay amounts to the Company’s level of performance and the achievement of the Company’s strategic goals. The Compensation Committee believes that the Company’s executive compensation program is not structured to encourage management to take unreasonable or excessive risks relating to the Company’s business. Instead, the Compensation Committee believes that the compensation programs encourage management to take a balanced approach that focuses on delivering annual results and contributing to shareholder value. The pay that is fixed and at risk varies by position. As shown in the table below, the Company’s emphasis on pay-for-performance resulted in performance-based compensation representing a significant portion of the total target compensation of the named executive officers in fiscal year 2015. Executive compensation includes more pay at risk than that of other employees in the organization.

2015 Total Direct Compensation Mix at Target Company Performance

	Fixed (Salary)	Pay at Risk (Annual and Long-Term Incentives)(1)
Kevin M. Gilligan President, Chief Executive Officer and a Director of PDC	29%	71%
President, Chief Executive Officer and a Director of Appvion
Thomas J. Ferree Senior Vice President Finance, Chief Financial Officer and Treasurer of PDC, Senior Vice President Finance, Chief Financial Officer and Treasurer of Appvion	39%	61%

Tami L. Van Straten Senior Vice President Administration, General Counsel and Secretary of PDC Senior Vice President Administration, General Counsel and Secretary of Appvion	50%	50%

Ethan W. Haas Vice President & General Manager, Carbonless and Specialty Papers of Appvion	55%	45%

Justin C. Merritt Vice President & General Manager, Thermal of Appvion	51%	49%

Mark R. Richards(2)) Former Chairman, President, Chief Executive Officer and Director of PDC Former Chairman, President, Chief Executive Officer and Director of Appvion	27%	73%

Kerry S. Arent(3)
Former Senior Vice President, Human Resources of Appvion	46%	54%

(1)Calculated using annual incentive paid at target plus Restricted Stock Units (RSUs) and Stock Appreciation Rights (SARs). SAR expected value is the most recent PDC stock price discounted based on Black-Scholes valuation methodology. The assumptions used for the January 1, 2015 valuation are: Expected life of 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield of 0% (plan does not pay dividends); Risk Free Interest Rate of 1.93% (based on Treasury Constant Maturities yield curve); and Volatility of 42% (based on peer group volatility for previous 6.5 years). The SAR grant as of January 1, 2015 is valued at $4.89 per share with $11.00 per share grant price.  The RSU units are valued at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The RSU grant as of January 1, 2015 is valued at $11.00 per share. The assumptions used for the August 4, 2015 valuation are: Expected life of 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield of 0% (plan does not pay dividends); Risk Free Interest Rate of 1.92% (based on Treasury Constant maturities yield curve); and Volatility of 37% (based on peer group volatility for previous 6.5 years). The SAR grant as of August 4, 2015 is valued at $5.20 per share with a $12.90 per share grant price. The RSU grant as of August 4, 2015 is valued at $12.90 per share.

(2) Mr. Richards retired from his role as President and Chief Executive Officer of Appvion and PDC on August 4, 2015 and his role as Chairman and Director of Appvion and PDC on December 31, 2015.

(3)Ms. Arent retired from Appvion on December 31, 2015.

Market Survey Process. The Compensation Committee determines competitive market pay by means of market surveys and analyses conducted periodically by nationally recognized, independent executive compensation consultants who report to the Compensation Committee. In the years in which the consultant does not conduct a full market survey and analysis, a general rate of market increase is established for executive compensation and the rate of increase is applied to the market pay determined in the prior year’s analysis.

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

Appvion’s senior vice president of administration provides the consultant with descriptions of each of the Company’s executive’s responsibilities but does not participate in the market surveys or analyses provided by the consultant. The senior vice president of administration also provides organizational and technical support to the Compensation Committee by coordinating the work of the compensation consultant and providing relevant information about company policies and practices. Appvion’s senior vice president of administration may provide additional analyses under the direction of the Compensation Committee for its use and review. The Chief Executive Officer (the “CEO”) provides a description of the Company’s business but does not participate in the market surveys or analyses.

A full market survey was conducted in May 2012. In November 2012, a general rate of market increase (1.5% for six months) was established for executive compensation and applied to the May 2012 market pay. The results were used in 2013 compensation planning. In 2014 and 2015, a general rate of market increase of 3% was used for the positions of CEO, CFO and Senior Vice President of Human Resources.  For 2015, all other named executive officers’ market pay was determined by CompAnalyst, an online salary survey tool of general industry companies with a median revenue of approximately $750 million. The updated market analysis shows that the Company is competitive with the market across all elements of compensation – base salary, target annual incentive and total compensation (sum of base salary, target annual incentive and target long-term incentive). Competitive is defined as above the 25th percentile and below the 75th percentile of the survey data. The total target compensation for each executive in 2015 is between 104% and 108% of the median (50th percentile) of the survey data. Although the Compensation Committee considers executive compensation paid at companies included in the market survey, the Committee does not attempt to maintain a specified target percentile within the market to determine executive compensation.

In 2015, Towers Watson was paid $37,656 in fees for executive compensation consulting, and $588,292 in fees for all other retirement consulting, administrative fees and actuarial services for the Company’s plans. These fees were paid by the pension trust.

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

The Compensation Committee is responsible for authorizing the compensation of the CEO, subject to ratification by the board of directors, approving the compensation of the named executive officers who report directly to the CEO based on the recommendations of the CEO. The CEO is responsible for approving all other pay. The Compensation Committee considers market analysis and data from Towers Watson in authorizing and approving compensation arrangements for executive officers. Decisions to increase or decrease executive compensation materially, if any, are based on: (1) significant changes in individual performance; (2) significant changes in job duties and responsibilities; and/or (3) review of market pay levels to ensure compensation is competitive.

Annual Performance-Based Incentive Plan (“Annual Incentive Plan”). For fiscal year 2015, the Compensation Committee determined that the annual incentive plan for the named executive officers would be based primarily on the following components. Each component may be paid out independently.

Name	Target %	Corp Safety	Corp EBITDAI	Corp CCD	Carbonless EBITDAI	Carbonless Revenue	Thermal EBITDAI	Thermal CCD
Kevin Gilligan(1)	80%	10%	65%	25%
Thomas Ferree	60%	10%	65%	25%
Tami Van Straten(2)	55%	10%	65%	25%
Ethan Haas	40%	10%	20%		45%	25%
Justin Merritt	40%	10%	20%				45%	25%
Mark Richards	100%	10%	65%	25%
Kerry Arent	55%	10%	65%	25%

(1)	Mr. Gilligan was promoted from President of the Paper Division to CEO in August and his target was increased from 60% to 80% in August. Any incentive payout would be prorated.
(2)

Ms. Van Straten was promoted from Vice President, General Counsel and Secretary to Senior Vice President Administration, General Counsel and Secretary in August and her target was increased from 50% to 55% in August. Any incentive payout would be prorated.

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

Corporate safety is a measure of the culture whereby all risks are identified and corrected to ensure a safe work environment for employees. In order to incentivize safe working conditions, a separate metric was established for safety in 2014. By aligning a portion of each named executive officer’s incentive to safety, its importance is reinforced. The amount payable is based on the reported company-wide OSHA Incident Rate (OIR) in 2015.

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

Targets were set at the beginning of the fiscal year at a level of improvement from the prior year performance. Targets shown below are adjusted for the sale of Encapsys.

2015 Corporate Performance Goals ($ millions)

		Adjusted EBITDAI
	Corporate Adjusted EBITDAI	Technical Papers Adjusted EBITDAI	Carbonless EBITDAI	Thermal EBITDAI	Carbonless Revenue	Corp CCD	Thermal Inventory + Accounts Receivable	Safety
Outstanding	$70.9	$38.0	$50.9	$38.0	$340.0	28 days	71.7	2.50 OIR
Target	$65.9	$34.0	$47.9	$34.0	$332.5	31 days	75.0	2.75 OIR
Threshold	$58.9	$30.0	$43.9	$30.0	$322.5	33 days	78.3	2.90 OIR

In 2015, EBITDAI for corporate calculated per the plan document resulted in a total EBITDAI of $238.0 million. Adjustments were recommended by the CFO and approved by the Compensation Committee for removing the gain on the sale from Encapsys, severance, and debt extinguishment. These adjustments resulted in Adjusted EBITDAI of $44.0 million (below Threshold). Actual CCD performance was 33.2 days (below Threshold). Safety performance was 3.1 OIR (below Threshold).

In 2015, there were no annual incentive payments made to named executive officers because the Company did not cover fixed charges as defined in the Annual Incentive Plan. Fixed charges are defined by the Annual Incentive Plan to include mandatory payments for cash interest (debt), pension contribution, maintenance capital, Fox River payments and net ESOP distributions.

Fiscal Year 2015 Annual Incentive Award Payments

	Fiscal Year 2015 Annual Cash Incentive Totals
Name	Target $	Earned $	Earned as % of Target	Discretionary Adjustment $	Actual Payment $	Payment as % of Target
Kevin M. Gilligan(1)	$315,000	$0	0%	$0	$0	0%
Thomas J. Ferree	$259,200	$0	0%	$0	$0	0%
Tami L. Van Straten(1)	$150,103	$0	0%	$0	$0	0%
Ethan W. Haas	$110,000	$0	0%	$0	$0	0%
Justin C. Merritt	$104,000	$0	0%	$0	$0	0%
Mark R. Richards	$800,000	$0	0%	$0	$0	0%
Kerry S. Arent	$156,750	$0	0%	$0	$0	0%

(1)	Target is based on pro-rated earnings and target % before and after date of promotion

Long-Term Compensation. Since 2012, the Compensation Committee has determined that equity-based grants were to be a combination of approximately 50% RSU and 50% SAR grants for all named executive officers. All grants under the RSU and the SAR are subject to vesting and forfeiture provisions, thereby creating incentives for executives and employees to remain with the Company. The Compensation Committee believes that long-term incentive plans are necessary to encourage retention of executive talent and provide appropriate incentives to increase shareholder value. Individual grant levels for named executive officers are determined so that total targeted compensation, including base salary, target incentive and most recent grant of long term compensation awards, is competitive with the external market.

Long Term Stock Appreciation Rights Plan (SAR Plan). In 2015, the Plan was renamed the Long Term Stock Appreciation Rights Plan (SAR Plan). The purpose of the SAR Plan is to attract and retain key management employees who are in a position to make a significant contribution to the growth and profitability of the Company by providing a reward for increase in stock performance to align with long-term shareholder value. The SAR Plan provides for future cash payments based on increases in the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The cash payment upon the exercise of a unit is equal to the increase in the value of PDC common stock from the date of grant until the exercise date. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the SAR Plan which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to the units. Other current executive and key management employees also participate in the SAR Plan.

Employees are generally entitled to exercise any SAR Plan units only after holding the units for at least three years and for up to ten years from the date of grant. In the event of a change of control, described below, the SAR Plan units become immediately exercisable. A “change of control” is defined in the SAR Plan as:

•the termination of the ESOP or amendment of the ESOP so that it ceases to be an employee stock ownership plan;

•an event whereby the ESOP ceases to own a majority interest in the Company;

•the sale, lease, exchange or other transfer of all or substantially all of the Company assets to a person or entity that is not controlled by the Company;

•termination of the Company’s business, liquidation, dissolving or selling substantially all stock;

•the Company’s merger or consolidation with another company and the Company is not the surviving company of such merger or consolidation and the surviving company is not controlled by the persons or entities who controlled the Company immediately prior to such merger or consolidation; or

•any other event whereby ownership and effective control of the Company is transferred or conveyed to a person or entity that is not controlled by the Company.

Upon termination of a participant’s employment due to death, disability or retirement, the award of SAR units shall be one-third vested for each completed year of employment after the grant of such SAR units and are then exercisable following the next two semi-annual share price valuations. Upon termination of employment for any other reason, any SAR units held for at least three years are then exercisable following the next share price valuation, and any units held for fewer than three years are forfeited.

The first grant of SAR units occurred on November 9, 2001 with additional awards made effective in January in each of the following years: 2003 through 2004, 2006 through 2009, and 2011 through 2015. The actual awards of SAR units have not been and will likely not be made on the effective date. The actual awards will be made on a date following the effective date as long as the share price has not changed since the effective date. This delay is a result of the administrative time needed by the trustee to determine and communicate the most recent PDC stock price through the semi-annual ESOP valuation process. The Compensation Committee makes a recommendation to the board for awards for the CEO and approves the awards for the other executive officers. Management decides which employees are in a position to make a significant contribution to the Company’s growth and profitability, and of the employees who receive SAR awards, most receive such awards based on the Company’s succession planning and leadership management process.

Long-Term Restricted Stock Unit Plan (RSU Plan). Appvion’s board of directors adopted the RSU plan effective January 3, 2010, for the purpose of attracting and retaining key management employees who are in a position to make a significant contribution to the growth and profitability of the Company by providing a reward for stock performance to align with long-term shareholder value. Additional awards were made effective in January in each year 2012 through 2015. The Compensation Committee makes a recommendation to the Board for awards for the CEO and approves the awards for the other executive officers. Management decides which employees are in a position to make a significant contribution to the Company’s growth and profitability, and of the employees who receive RSU awards, most receive such awards based on the Company’s succession planning and leadership management process.

The RSU Plan provides for future cash payments based on the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. Units are generally vested three years after the award date and paid at vesting. The cash payment upon vesting of a unit is equal to the value of PDC common stock at the most recent valuation date times the number of units vested. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the RSU which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to RSU units. Other current executive and key management employees also participate in the RSU Plan.

Termination provisions, including defined change of control events, are the same as those described above in the SAR Plan.

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

Termination or Change of Control. The Company has entered into Termination Protection Agreements (or TPAs) with Mr. Gilligan, Mr. Ferree, and Ms. Van Straten. The Company has entered into Enhanced Severance Agreements (ESAs) with Mr. Merritt and Mr. Haas. These agreements provide for payments to the executive officers in the event of termination whether before or within two years after a “change of control,” the executive officer’s employment is terminated other than for misconduct or “permanent disability,” or if the executive officer terminates employment for “good reason”. “Change of control”, “permanent disability”, “good reason” are each defined in the TPA and ESA. “Change of Control” is defined to include various events whereby ownership and control of the Company is effectively transferred. These events were chosen by the Company as appropriate events to trigger payment based on competitive market analysis of such agreements for executive officers. The TPAs and ESAs are discussed in detail under “Potential Payments upon Termination or Change of Control” below.

Compensation Committee Report

The 2015 Compensation Committee consisted of three independent directors including Ms. Seifert, who serves as the Compensation Committee Chair, Mr. Suwyn and Mr. Reardon.

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

The Compensation Committee has reviewed and discussed the above section titled “Compensation Discussion and Analysis” with management and, based on this review and discussion, recommended the inclusion of the “Compensation Discussion and Analysis” section in this annual report.  Members of the 2015 Compensation Committee were Kathi P. Seifert, Chairperson, Andrew F. Reardon and Mark A. Suwyn.  Members of the 2016 Compensation Committee are George W. Wurtz, Chairperson, Terry M. Murphy and Kathi P. Seifert.

Summary Compensation Table

					(2)	($)(3)		($)(5)	(6)
Name and Principal Position	Year	Salary ($)		Bonus ($)	SAR Awards ($)(3)	RSU Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)(8)
Kevin M. Gilligan	2015	447,596	(1)	0	432,692	429,560	0	0	74,699	1,384,547
President, Chief Executive Officer and Director of PDC	2014	223,077	(2)	0	138,200	130,400	82,707	0	43,070	617,454
President, Chief Executive Officer and Director of Appvion

Thomas J. Ferree	2015	432,000		0	203,350	201,300	0	(7,547)	47,321	876,424
Senior Vice President Finance, Chief	2014	440,308	(1)	0	202,710	195,000	159,667	85,771	48,053	1,131,509
Financial Officer and Treasurer of PDC	2013	430,154		0	188,500	193,050	33,036	48,415	190,200	1,083,355
and Senior Vice President Finance,
Chief Financial Officer and Treasurer of Appvion

Tami L. Van Straten	2015	286,423	(1)	0	65,296	66,000	0	(1,436)	25,131	441,414
Senior Vice President Administration, General Counsel and Secretary of PDC	2014	276,442	(2)	0	69,900	65,000	83,515	50,695	26,872	572,424
Senior Vice President Administration, General	2013	243,846		0	60,320	70,200	15,606	0	52,149	442,121
Counsel and Secretary of Appvion

Ethan W. Haas	2015	275,000		0	55,968	55,000	0	0	15,335	401,303
Vice President and General Manager
Carbonless and Specialty Papers of Appvion

Justin C. Merritt	2015	185,000	(9)	40,000	69,960	71,500	0	0	36,769	403,229
Vice President and General Manager
Thermal of Appvion

Mark R. Richards	2015	800,000		0	690,272	698,500	0	124,408	2,995,387	5,308,567
Former Chairman, President, Chief Executive	2014	815,385	(2)	0	692,010	674,375	492,800	420,646	86,709	3,181,925
Officer and a Director of PDC, and	2013	800,000		0	644,670	649,350	102,400	126,139	497,210	2,819,769
Former Chairman, President, Chief Executive
Officer and a Director of Appvion

Kerry S. Arent	2015	285,000		0	90,948	92,400	0	117,370	650,889	1,236,607
Former Senior Vice President, Human Resources	2014	290,481	(2)	0	90,870	89,375	96,558	211,551	29,989	808,824
of Appvion	2013	283,462		0	82,940	87,750	19,956	27,753	102,774	604,635

(1)Salary is prorated from date of the August 4, 2015 promotion for each of Mr. Gilligan and Ms. Van Straten.

(2)

Fiscal 2014 was a 53-week fiscal year for the Company, therefore, amounts shown in the Summary Compensation Table include 53 weeks for that year. Only Salary, All Other Compensation and Total Compensation were affected by the extra week.

(3) The SAR grant date fair value is calculated based on a Black-Scholes valuation methodology.

In 2013, the assumptions used for the January 1, 2013 grant were: Expected life of 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield of 0% (plan does not pay dividends); Risk Free Interest Rate of 1.14% (based on Treasury Constant maturities yield curve) and Volatility of 42% (based on peer group volatility for previous 6.5 years). The SAR grant as of January 1, 2013 was valued at $7.54 per share with a $17.55 per share grant price.

In 2014, there were grants on January 1 and July 1. Mr. Gilligan was the only NEO to receive a grant on July 1, 2014. The assumptions used for the January 1 grant were: Expected life of 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield of 0% (plan does not pay dividends); Risk Free Interest Rate of 2.43% (based on Treasury Constant maturities yield curve) and Volatility of 39% (based on peer group volatility for previous 6.5 years). The SAR grant as of January 1, 2014 was valued at $6.99 per share with a $16.25 per share grant price. The assumptions used for the July 1 grant were: Expected life of 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield of 0% (plan does not pay dividends); Risk Free Interest Rate of 2.14% (based on Treasury Constant maturities yield curve) and Volatility of 39% (based on peer group volatility for previous 6.5 years). The SAR grant as of July 1, 2014 was valued at $6.91 per share with a $16.30 per share grant price.

In 2015, there were grants on January 4 and August 4. Mr. Gilligan was the only NEO to receive a grant on August 4, 2015. The assumptions used for the January 4 grant were: Expected life of 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield of 0% (plan does not pay dividends); Risk Free Interest Rate of 1.93% (based on Treasury Constant maturities yield curve) and Volatility of 42% (based on peer group volatility for previous 6.5 years). The SAR grant as of January 4, 2015 was valued at $4.89 per share with an $11.00 per share grant price. The assumptions used for the August 4 grant were: Expected life of 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield of 0% (plan does not pay dividends); Risk Free Interest Rate of 1.92% (based on Treasury Constant maturities yield curve) and Volatility of 37% (based on peer group volatility for previous 6.5 years). The SAR grant as of August 4, 2015 was valued at $5.20 per share with a $12.90 per share grant price.

(4) The RSU grant as of January 1, 2013 was valued at $17.55 per share, the RSU grant as of January 1, 2014 was valued at $16.25 per share, the RSU grant as of July 1, 2014 was valued at $16.30 per share, the RSU grant as of January 1, 2015 was valued at $11.00 per share and the RSU grant as of August 4, 2015 was valued at $12.90 per share,. The RSU units were valued, as of the Grant Date, at the most recent PDC stock price as determined by the semi-annual ESOP valuation.

(5)Non-equity performance-based incentive plan compensation consists of payments under Appvion’s Annual Incentive Plan. Amounts paid under the Annual Incentive Plan are determined based on EBITDAI, CCD, and leadership goals (2013) and EBITDAI, CCD and safety goals (2014 and 2015) and other extraordinary factors, positive or negative, determined by the CEO and the Compensation Committee. Amounts paid under the Annual Incentive Plan are earned in 2015 and paid in 2016. Although the leadership component of the annual incentive plan was earned in 2013, at the request of the named executive officers, the Compensation Committee did not grant any incentive payments for the leadership component of the plan. The named executive officers made this request due to EBITDAI performance results that were below threshold performance. The amounts forfeited were:  Mr. Richards ($302,000), Mr. Ferree ($80,008), Ms. Arent ($51,838), and Ms. Van Straten ($37,796).

(6)The valuation methods and material assumptions used in determining the change in pension value are discussed in detail in Note 15 of the Consolidated Financial Statements in Item 8, above.

(7)All other compensation for 2015 consists of the following for each named executive officer:

Mr. Gilligan: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan of $40,713; relocation assistance of $32,500; executive life insurance of $1,486

Mr. Ferree: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan of $45,217; executive life insurance of $2,104

Ms. Van Straten: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan of $25,131

Mr. Haas: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan of $15,335

Mr. Merritt: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan of $7,350; relocation assistance of $28,646; tax gross up of $773

Mr. Richards: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan of $129,280; executive life insurance of $2,360. As a result of his retirement on December 31, 2015, Mr. Richards will receive $2,863,747 in accrued post-employment/severance payments including $909,542 in SERP benefits, $21,374 in FICA tax on the SERP benefit, $20,802 in COBRA health benefits, $30,000 in outplacement services, $1,200,000 in accordance with his Termination Protection Agreement, $17,400 in FICA tax on payments from the Termination Protection Agreement, $600,560 in RSU payments, and $64,069 on SARs vested but not yet paid.

Ms. Arent: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan of $33,768; executive life insurance of $1,380. As a result of her retirement on December 31, 2015, Ms. Arent will receive $615,742 in accrued post-employment/severance payments including $66,703 in SERP benefits, $1,568 in FICA tax on the SERP benefit, $20,802 in COBRA health benefits, $5,000 in outplacement services, $427,500 in accordance with her Termination Protection Agreement, $6,199 in FICA tax on payments from the Termination Protection Agreement, $79,528 in RSU payments, and $8,442 on SARs vested but not yet paid.

(8)In 2013, the following executives deferred the following amounts into the Nonqualified Excess plan: Mr. Richards deferred $320,000, Mr. Ferree deferred $276,416, and Ms. Arent deferred $178,423. In 2014, the following executives deferred the following amounts into the Nonqualified Excess plan: Mr. Richards deferred $110,720 and Ms. Arent deferred $4,989. These deferrals are also described in the Nonqualified Deferred Compensation table. In 2015, the following executives deferred the following amounts into the Nonqualified Excess Plan: Mr. Ferree deferred $119,625, Mr. Richards deferred $637,840, and Ms. Arent deferred $89,529.

(9)Mr. Merritt joined Appvion on April 4, 2015. His salary is pro-rated from his date of hire.

Grants of Plan-Based Awards

							All Other Stock Awards:
				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Number of Securities	Grant Date Fair Value of Stock
Name	Plan	Grant Date(1)	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Underlying Units (#)(3)	Awards ($)(4)
Kevin M. Gilligan	Annual Performance-Based Incentive Plan			42,000	420,000	840,000
	Stock Appreciation Rights Plan	1/4/2015	1/21/2015				40,000	186,560
	Restricted Stock Unit Plan	1/4/2015	1/21/2015				16,300	179,300
	Stock Appreciation Rights Plan	8/4/2015	7/14/2015				45,000	246,132
	Restricted Stock Unit Plan	8/4/2015	7/14/2015				19,400	250,260

Thomas J. Ferree	Annual Performance-Based Incentive Plan			25,920	259,200	518,400
	Stock Appreciation Rights Plan	1/4/2015	1/21/2015				43,600	203,350
	Restricted Stock Unit Plan	1/4/2015	1/21/2015				18,300	201,300

Tami L. Van Straten	Annual Performance-Based Incentive Plan			16,775	167,750	335,500
	Stock Appreciation Rights Plan	1/4/2015	1/21/2015				14,000	65,296
	Restricted Stock Unit Plan	1/4/2015	1/21/2015				6,000	66,000

Ethan W. Haas	Annual Performance-Based Incentive Plan
	Stock Appreciation Rights Plan	1/4/2015	1/21/2015	11,000	110,000	220,000	12,000	55,968
	Restricted Stock Unit Plan	1/4/2015	1/21/2015				5,000	55,000

Justin C. Merritt	Annual Performance-Based Incentive Plan
	Stock Appreciation Rights Plan	4/6/2015	2/10/2015	10,400	104,000	208,000	15,000	69,960
	Restricted Stock Unit Plan	4/6/2015	2/10/2015				6,500	71,500

Mark R. Richards	Annual Performance-Based Incentive Plan			80,000	800,000	1,600,000
	Stock Appreciation Rights Plan	1/4/2015	1/21/2015				148,000	690,272
	Restricted Stock Unit Plan	1/4/2015	1/21/2015				63,500	698,500

Kerry S. Arent	Annual Performance-Based Incentive Plan			15,675	156,750	313,500
	Stock Appreciation Rights Plan	1/4/2015	1/21/2015				19,500	90,948
	Restricted Stock Unit Plan	1/4/2015	1/21/2015				8,400	92,400

(1)The Grant Date for units under the Company’s Stock Appreciation Rights Plan and Restricted Stock Unit Plan reflect the date upon which the units were awarded to the named executive officer.

(2)All Non-Equity Incentive Plan awards are made under the Company’s Annual Incentive Plan. Projected payouts are based, or will be based, on Company financial performance and safety goals. The Threshold, Target and Maximum payouts stated are based on 2015 salaries for the Annual Incentive Plan. Actual amounts earned in 2015 and paid in 2016 are stated in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)Represents grants of units under the Company’s Long-Term Stock Appreciation Rights Plan or Restricted Stock Unit Plan.

(4)The units granted under the Company’s SAR Plan were valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. Value is calculated using a Black-Scholes valuation methodology. The assumptions used for the January 4 valuation were: Expected life of 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield of 0% (plan does not pay dividends); Risk Free Interest Rate of 1.93% (based on Treasury Constant maturities yield curve) and Volatility of 42% (based on peer group volatility for previous 6.5 years). The SAR grant as of January 4 was valued at $4.89 per share with an $11.00 per share grant price. The assumptions used for August 4 valuation were: Expected life of 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield of 0% (plan does not pay dividends); Risk Free Interest Rate of 1.92% (based on Treasury Constant maturities yield curve); and Volatility of 37% (based on peer group volatility for previous 6.5 years). The SAR grant as of August 4 was valued at $5.20 per share with a $12.90 per share grant price.  The RSU units were valued, as of the Grant Date, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The RSU grant as of January 4, 2015 was valued at $11.00 per share. The RSU grant as of August 4, 2015 was valued at $12.90 per share.

Cash Compensation. The amounts included in the Summary Compensation Table generally describe the total accrued cost to the Company of executive compensation, but in some cases describe the SEC prescribed fair value at time of grant. However, in either case, much of that compensation was not paid to the Company’s executives in cash in the year reported. The following table sets out the total compensation, the elements which were accrued but not paid in each year, and the resulting net cash compensation to each of the executives. Some executives elected to defer some of that net cash compensation.

Cash Compensation Table

			Less Noncash Compensation
Name	Year	Total Compensation ($)(1)	Long‑Term Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		Other ($)(5)	Net Cash Compensation ($)
Kevin M. Gilligan	2015	1,384,547	862,252	0		1,486	520,809
	2014	617,454	268,600	0		3,063	345,791

Thomas J. Ferree	2015	876,424	404,650	0	(3)	2,104	469,670
	2014	1,131,509	397,710	85,771		3,424	644,604
	2013	1,083,355	381,550	48,415	(4)	2,104	651,286

Tami L. Van Straten	2015	441,414	131,296	0	(3)	0	310,118
	2014	572,424	134,900	50,695		1,423	385,406
	2013	442,121	130,520	0		0	311,601

Ethan W. Haas	2015	401,303	110,968	0		0	290,335

Justin C. Merritt	2015	403,229	141,460	0		0	261,769

Mark R. Richards	2015	5,308,567	1,388,772	124,408		2,360	3,793,027
	2014	3,181,925	1,366,385	420,646		3,460	1,391,434
	2013	2,819,769	1,294,020	126,139	(4)	2,360	1,397,250

Kerry S. Arent	2015	1,236,607	183,348	117,370		1,380	934,509
	2014	808,824	180,245	211,551		2,386	414,642
	2013	604,635	170,690	27,753	(4)	1,380	404,812

(1)For 2013 and 2014, total Compensation includes the Annual Incentive Plan. Amounts paid under the Annual Incentive Plan are earned in year reported and paid in following year. For 2015, there were no incentives paid under the Plan. Severance is included for Mr. Richards and Ms. Arent, who each retired on December 31, 2015, and will be paid over a period of time.

(2)Long Term Awards include SAR units and RSU units.

(3)For 2015, Mr. Ferree had a negative change in pension value of $1,879. Non-qualified deferred compensation earnings were also negative $5,668. For 2015, Ms. Van Straten had a negative change in pension value of $10,716. In the table above, these negative numbers are represented as $0.

(4)   For 2013, the total reflects nonqualified deferred compensation earnings only since there was no increase in pension value.

(5)Life insurance is included for all executives eligible for this benefit. The specific amount of life insurance for each executive is listed in the footnotes under the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

Awards in the table describe units issued under the Company’s Long-Term Stock Appreciation Rights Plan (SAR Plan) in 2015 and prior years.

SAR Awards
Name	Grant	Number of Securities Underlying Unexercised Units	Number of Securities Underlying Unexercised Units	Grant Price ($)	Date Fully Vested(1)	Expiration Date(1)
	Date	Exercisable (#)	Unexercisable (#)
Kevin M. Gilligan	08/04/15	0	45,000	12.90	08/04/18	08/04/25
	01/04/15	0	40,000	11.00	01/04/18	01/04/25
	07/01/14	0	20,000	16.30	07/01/17	07/01/24

Thomas J. Ferree	01/04/15	0	43,600	11.00	01/04/18	01/04/25
	01/01/14	0	29,000	16.25	01/01/17	01/01/24
	01/01/13	25,000	0	17.55	01/01/16	01/01/23
	01/01/12	43,500	0	15.01	01/01/15	01/01/22
	01/02/11	75,000	0	12.84	01/02/14	01/02/21
	01/01/09	45,000	0	21.43	01/01/12	01/01/19
	01/01/08	31,000	0	33.41	01/01/11	01/01/18
	01/01/07	25,000	0	33.62	01/01/10	01/01/17

Tami L. Van Straten	01/04/15	0	14,000	11.00	01/04/18	01/04/25
	01/01/14	0	10,000	16.25	01/01/17	01/01/24
	01/01/13	8,000	0	17.55	01/01/16	01/01/23
	01/01/12	5,500	0	15.01	01/01/15	01/01/22
	01/02/11	0	0	12.84	01/02/14	01/02/21
	01/01/09	4,000	0	21.43	01/01/12	01/01/19
	01/01/08	3,000	0	33.41	01/01/11	01/01/18
	01/01/07	3,000	0	33.62	01/01/10	01/01/17

Ethan W. Haas	01/04/15	0	12,000	11.00	01/04/18	01/04/25
	07/07/14	0	8,000	16.30	07/07/17	07/07/24

Justin C. Merritt	04/06/15	0	15,000	11.00	04/06/18	04/06/25

Mark R. Richards	01/04/15	49,284	0	11.00	12/31/15(3)	01/04/25
	01/01/14	66,033	0	16.25	12/31/15(3)	01/01/24
	01/01/13	85,500	0	17.55	01/01/16	01/01/23
	01/01/12	120,000	0	15.01	01/01/15	01/01/22
	01/02/11	275,000	0	12.84	01/02/14	01/02/21
	01/01/09	155,000	0	21.43	01/01/12	01/01/19
	01/01/08	100,000	0	33.41	01/01/11	01/01/18
	01/01/07	90,000	0	33.62	01/01/10	01/01/17

Kerry S. Arent	01/04/15	6,493	0	11.00	01/04/18(2)	01/04/25
	01/01/14	8,671	0	16.25	01/01/17(2)	01/01/24
	01/01/13	11,000	0	17.55	01/01/16	01/01/23
	01/01/12	15,000	0	15.01	01/01/15	01/01/22
	01/02/11	10,000	0	12.84	01/02/14(3)	01/02/21
	07/01/09	14,000	0	18.87	07/01/12	07/01/19
	01/01/09	10,000	0	21.43	01/01/12	01/01/19
	01/01/08	5,000	0	33.41	01/01/11	01/01/18

(1)	Employees are generally entitled to exercise any SAR units only after holding the units for at least three years and for up to ten years from the date of grant.
(2)

Upon each of Mr. Richards’ and Ms. Arent’s retirements on December 31, 2015, RSUs and SARs became vested on a prorated basis. The units granted in 2015 were 33.3% vested. The units granted in 2014 were 66.7% vested.

(3)	Ms. Arent exercised 8,500 SAR units valued at $29,410 ($16.30 share price) in July 2014.

   Awards in the table describe units issued under the Company’s Restricted Stock Unit Plan (RSU) in 2014 and 2015.

			(2)
RSU Awards
Name	Grant Date	Number of Underlying Securities That Have Not Vested (#)(1)	Market Value of Underlying Securities That Have Not Vested ($)(2)	Date Fully Vested
Kevin M. Gilligan	08/04/15	19,400	238,620	08/04/18
	01/04/15	16,300	200,490	01/04/18
	07/01/14	8,000	98,400	07/01/17

Thomas J. Ferree	01/04/15	18,300	225,090	01/04/18
	01/01/14	12,000	147,600	01/01/17

Tami L. Van Straten	01/04/15	6,000	73,800	01/04/18
	01/01/14	4,000	49,200	01/01/17

Ethan W. Haas	01/04/15	5,000	61,500	01/04/18
	07/07/14	4,000	49,200	07/07/17

Justin C. Merritt	04/06/15	6,500	79,950	04/06/18

Mark R. Richards	01/04/15	0	0	12/31/15(3)
	01/01/14	0	0	12/31/15(3)

Kerry S. Arent	01/04/15	0	0	12/31/15(3)
	01/01/14	0	0	12/31/15(3)

(1)RSU units are vested three years after the award date and paid at vesting.

(2)The market value of RSU units that have not vested was calculated by multiplying the number of units by the PDC stock price of $12.30 as of December 31, 2015 as determined by the semi-annual ESOP valuation.

(3) Upon Mr. Richard’s and Ms. Arent’s retirements on December 31, 2015, RSUs and SARs became vested on a prorated basis. The units granted in 2015 were 33.3% vested. The units granted in 2014 were 66.7% vested. RSUs were paid on February 5, 2016 at the current share price of $12.30. RSUs paid to Mr. Richards were $260,089 (2015) and $340,470 (2014). RSUs paid to Ms. Arent were $34,405 (2015) and $45,122 (2014).

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Kevin M. Gilligan(2)	Pension	0	0	0
	SERP	0	0	0

Thomas J. Ferree	Pension	4.4	158,615	0
	SERP	4.4	156,902	0

Tami L. Van Straten	Pension	10.1	150,088	0
	SERP	10.1	0	0

Ethan W. Haas(2)	Pension	0	0	0
	SERP	0	0	0

Justin C. Merritt(2)	Pension	0	0	0
	SERP	0	0	0

Mark R. Richards	Pension	6.0	221,310	0
	SERP	6.0	904,924	0

Kerry S. Arent	Pension	28.8	879,131	0
	SERP	28.8	67,207	0

(1)The valuation methods and material assumptions used in determining the present value of accumulated pension benefits are discussed in detail in Note 15 of the Consolidated Financial Statements in Item 8, above.

(2)Mr. Gilligan, Mr. Merritt, and Mr. Haas are not eligible for this benefit because new hires were not permitted in the Pension Plan on or after January 1, 2008.

Pension Plan and Supplemental Executive Retirement Plan (“SERP”). The Company maintains a broad-based tax-qualified, noncontributory defined benefit pension plan for eligible salaried employees, referred to as the Pension Plan. Benefits under the Pension Plan vest after five years of service. Benefits are based on years of service and employee pay. The Company has also established the SERP to provide retirement benefits for management and other highly compensated employees whose benefits are reduced by the tax-qualified plan limitations in the Pension Plan. Benefits under the Pension Plan are paid as annuities or a single lump sum following termination of employment. The lump sum option was added to the pension plan on December 1, 2014. Benefits under the SERP are paid as annuities only, except for benefits less than $20,000. The SERP benefit, when added to the Pension Plan benefit, provides a combined benefit equal to the benefit under the Pension Plan as if certain tax-qualified plan limitations did not apply. The total combined monthly benefit under the plans is equal to 1.0% of final average compensation up to Social Security covered compensation, plus 1.4% of final average compensation above Social Security covered compensation, multiplied by years of benefit service (limited to 35 years). Under the Pension Plan, the normal form of benefit is payable upon retirement at age 65 with 5 years of service. Benefit payments under the Pension Plan may begin as early as administratively possible following termination of employment. Benefit payments under the SERP must begin the later of age 55 or termination of employment. The benefit is actuarially reduced when payments begin earlier than age 62. In accordance with the terms of the plan, the Company provides an enhancement to the benefit for all eligible salaried employees when age plus service equals 65 or more at the time of termination. The pension benefits are based on years of credited service and the average annual compensation received during the highest five full consecutive calendar years of the last ten years prior to termination or March 1, 2011, whichever occurs first. Compensation covered by the plans includes base salary, incentive and deferred compensation.

In December 2007, it was announced that the Pension Plan covering eligible salaried employees, of which certain named executives officers are participants, would be frozen effective January 1, 2015 and replaced with a broad-based tax-qualified, noncontributory defined contribution benefit which is referred to as the Retirement Contribution benefit described below. In December 2010, it was announced that the freeze date would be accelerated to March 1, 2011. New hires were not permitted in the Pension Plan on or after January 1, 2008.

Nonqualified Deferred Compensation

	Executive Contributions in Last Fiscal Year ($)(1)	Company Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2015 ($)
Kevin M. Gilligan	0	23,877	0	0	23,877
Thomas J. Ferree	119,625	32,666	(7,547)	0	634,154
Tami L. Van Straten	0	9,444	(1,435)	0	28,532
Ethan W. Haas	0	3,176	0	0	3,176
Justin C. Merritt	0	0	0	0	0
Mark R. Richards	637,840	102,780	(34,127)	2,958,421	0
Kerry S. Arent	89,529	12,821	(6,699)	137,844	275,768

(1)Employee Contributions to the Nonqualified Excess Plan may include base salary, annual performance-based incentive pay and/or Restricted Stock Units. Amounts reported as deferred under the Nonqualified Excess Plan are included as part of Total Compensation in the Summary Compensation Table.

(2)Excess Plan contribution related to Retirement Contribution Benefit (see below).

Nonqualified Excess Plan. On February 1, 2006, the Company established a Nonqualified Excess Plan for highly compensated employees including directors and executive officers. To be eligible for participation in the plan an employee must have an annual base salary of $130,000 or higher. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the Code limits the ability of highly compensated employees to participate under tax-qualified plans. This plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings in an amount of up to 50% of a participant’s base salary and/or up to 75% of a participant’s annual performance-based incentive pay and/or Restricted Stock Units. Participants in the plan choose to have deferrals deemed invested in selected mutual funds. The Company invests funds equal to the amounts deferred by participants in the mutual funds which the participants select for their deemed investments. These funds are the Company’s assets to which the participants have no claim other than as general creditors of the Company. The Company pays administrative expenses of the plan and annually adds funds to the plan to make up for any difference between the participants’ deemed investments and the actual performance of the investments.

Retirement Contribution Benefit and Excess Plan. As a replacement to the pension plan, any employee hired on or after January 1, 2008, receives a contribution for future retirement benefits into the 401(k) fund of the Appvion Retirement Savings and Employee Stock Ownership Plan (KSOP). The contribution is a points-based formula ranging from 1% to 5% of total compensation based on the employee’s age and service and is the same benefit provided to other eligible employees.

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

Accrued Post-Employment Payments

Upon their retirement on December 31, 2015, Mr. Richards and Mrs. Arent became entitled to the post-employment payments set forth below under the terms of a Termination Protection Agreement which may be paid out over a period of eighteen (18) months. The total accrued payments are included in the All Other Compensation in the Summary Compensation Table.

Accrued Post-Employment Payments

						(1)	(1)
Name	Unused Vacation Paid at Termination ($)	COBRA Health Benefits ($)	Outplacement Services ($)	Termination Protection Payments ($)	Company FICA To Be Paid ($)	RSU Paid(1)	SAR Vested Not Paid (1)	SERP Payment	Company FICA Paid on SERP	Total ($)
Mark Richards	$0	$20,802	$30,000	$1,200,000	$17,400	$600,560	$64,069	$909,542	$21,374	$2,863,747
Kerry Arent	$0	$20,802	$5,000	$427,500	$6,199	$79,528	$8,442	$66,703	$1,568	$615,742

(1)

RSUs and SARs include 2014 and 2015. The units granted in 2014 are 66.7% vested. The units granted in 2015 are 33.3% vested. The table represents the value of all these units at the current share price of $12.30.

The table below reflects the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment under various scenarios. The amounts shown assume that such termination would be effective December 31, 2015. These amounts are estimates. The actual amounts to be paid can only be determined at the time of a termination or a change of control.

Potential Payments upon Termination or Change of Control

		($)(1)		(2)	(3)	(4)
Name	Termination Other Than for Misconduct or With Good Reason	COBRA Health Benefits ($)(1)	Outplacement Services ($)	Termination Protection Payments ($)(2)	Long-Term Incentive Plans ($)(3)	Company FICA To Be Paid ($)(4)	Tax Gross-Up Payments ($)	Total ($)
Kevin M. Gilligan	Without Change of Control	19,753	9,500	787,500	0	11,419	0	828,172
	Within two years of Change of Control	26,337	9,500	1,890,000	589,510	35,953	0	2,551,300

Thomas J. Ferree	Without Change of Control	20,802	7,500	648,000	0	9,396	0	685,698
	Within two years of Change of Control	27,737	7,500	1,382,400	429,370	26,271	0	1,873,278

Tami L. Van Straten	Without Change of Control	19,753	7,500	457,500	0	6,634	0	491,387
	Within two years of Change of Control	26,337	7,500	945,500	141,200	15,757	0	1,136,294

Ethan W. Haas	Without Change of Control	13,169	7,500	220,000	0	3,190	0	243,859
	Within two years of Change of Control	26,337	7,500	770,000	126,300	12,997	0	943,134

Justin C. Merritt	Without Change of Control	13,169	7,500	208,000	0	3,016	0	231,685
	Within two years of Change of Control	26,337	7,500	728,000	99,450	11,998	0	873,285

Mark R. Richards(5)	Without Change of Control	0	0	0	0	0	0	0
	Within two years of Change of Control	0	0	0	0	0	0	0

Kerry S. Arent(5)	Without Change of Control	0	0	0	0	0	0	0
	Within two years of Change of Control	0	0	0	0	0	0	0

(1)  COBRA Health Benefits amounts stated in this table are based on cost of the high deductible family medical plan. Comprehensive family dental plan is included for Mr. Ferree.

(2)Includes Termination Protection Agreement payments or Enhanced Severance Agreement payments and prorated Annual Incentive.

(3)In the event of a change of control as defined in the Termination Protection Agreements or Enhanced Severance Agreements, SAR and RSU units become immediately exercisable. The amount reflects the value of all outstanding awards on December 31, 2015. The value of outstanding RSU units is determined by multiplying the number of units outstanding for each grant date by the PDC unit value on December 31, 2015. The value of outstanding SAR units is determined by multiplying the number of units outstanding for each grant date by the change in unit value from the date of the grant to December 31, 2015.

(4)Assumes company Medicare rate at 1.45%.

(5)Mr. Richards and Ms. Arent both retired from Appvion on December 31, 2015. Refer to the Accrued Post-Employment Payment table for a listing of post-closing payments to each of Mr. Richards and Ms. Arent.

Termination Protection Agreements (TPAs). The Company has entered into TPAs with Mr. Gilligan, Mr. Ferree, Ms. Van Straten, Mr. Richards and Ms. Arent that comply with Section 409A of the Internal Revenue Code. The agreements provide that if, at any time other than within two years after a “change of control,” as defined below, the Company terminates the executive officer’s employment other than for misconduct, or “permanent disability,” as defined below, or the executive officer terminates employment for “good reason,” as defined below, then the executive officer will continue to receive payments in accordance with the Company’s normal payroll practices for 18 months following termination of employment at a rate equal to the executive officer’s base salary in effect on the date on which his or her employment terminates. The payments to the executive officer would be reduced after twelve months from the date of termination by amounts he or she earns through other employment during the remaining portion of the 18-month salary continuation period. The payments would cease completely if the executive officer, at any time, directly or indirectly (whether a shareholder, owner, partner, consultant, employee or otherwise) engaged in a competing business, referred to in the TPAs as a “major business,” as defined below.

If, within two years of a change of control, the Company terminates the executive officer’s employment other than for misconduct, or permanent disability, or he or she terminates for good reason, then he or she is entitled to a lump-sum cash payment. This payment will be equal to two times his or her annual base salary (2.99 times for Mr. Richards), plus a multiple of two times his or her targeted incentive (2.99 times for Mr. Richards) for the fiscal year in which his or her employment terminates, or if no such incentive has been established for the fiscal year of termination, then the incentive for the fiscal year prior to termination is used. The executive officer will also be entitled to a lump-sum cash payment representing a partial incentive for the year of termination, based on the number of days the executive officer worked for the Company in the year of termination. These agreements remain in effect for 24 months following a change of control unless the Company gives 18 months advance notice prior to a change of control.

Enhanced Severance Agreements (ESAs). The Company has entered into ESAs with Mr. Merritt and Mr. Haas.  The agreements provide that if, at any time other than within two years after a “change of control,” as defined below, the Company terminates Mr. Merritt’s or Mr. Haas’ employment other than for misconduct or “permanent disability,” as defined below, or if Mr. Merritt or Mr. Haas terminate employment for “good reason,” as defined below, Mr. Merritt and Mr. Haas will continue to receive payments in accordance with the Company’s normal payroll practices for 52 weeks. The first 26 weeks will be paid at a rate of 100% of base salary and the next 26 weeks will be paid at a rate of 60% of base salary. Mr. Merritt and Mr. Haas are also entitled to a lump-sum cash payment representing a partial incentive for the year of termination, based on the number of full months worked for the Company in the year of termination.

If, within two years of a change of control, the Company terminates the executive officer’s employment other than for misconduct, or permanent disability, or he or she terminates for good reason, then he or she is entitled to a lump-sum cash payment. This payment will be equal to two times his or her annual base salary, plus a multiple of two times his or her targeted incentive for the fiscal year in which his or her employment terminates, or if no such incentive has been established for the fiscal year of termination, then the incentive for the fiscal year prior to termination is used. The executive officer will also be entitled to a lump-sum cash payment representing a partial incentive for the year of termination, based on the number of days the executive officer worked for the Company in the year of termination. These agreements remain in effect for 24 months following a change of control unless the Company gives 12 months advance notice prior to a change of control.

Under both the TPAs and the ESAs, whether or not an executive officer’s employment terminates within two years of a change of control, the executive officer would also receive his or her salary through the date of termination and all other amounts owed to the executive officer at the date of termination under the Company’s benefit plans. In addition, if the executive officer’s employment terminates as described in either of the preceding paragraphs, he or she would be entitled to reimbursement for outplacement services and continued health coverage for the executive officer and his or her eligible family members for the length of severance with a maximum of two years. In addition, Mr. Richards, Mr. Ferree, and Ms. Arent are entitled to dental coverage for the executive officer and his or her eligible family members.

A “change of control” is defined in the TPAs and ESAs as a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company, as defined by the occurrence of any one of the following events:

"	the termination of the ESOP or amendment of the ESOP so that it ceases to be an employee stock ownership plan;

•an event whereby the ESOP ceases to own a majority interest in the Company;

•the sale, lease, exchange or other transfer of all or substantially all of the Company assets to a person or entity that is not controlled by the Company;

•termination of the Company’s business, liquidation, dissolving or selling substantially all stock;

•the Company’s merger or consolidation with another company and the Company is not the surviving company of such merger or consolidation and the surviving company is not controlled by the persons or entities who controlled the Company immediately prior to such merger or consolidation; or

•any other event whereby ownership and effective control of the Company is transferred or conveyed to a person or entity that is not controlled by the Company.

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

2015 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Stephen P. Carter	55,000	55,000	110,000
Terry M. Murphy	70,000	55,000	125,000
Andrew F. Reardon	62,500	55,000	117,500
Kathi P. Seifert	65,000	55,000	120,000
Mark A. Suwyn	65,000(3)	55,000	120,000
George W. Wurtz	55,000	55,000	110,000

(1)Non-employee directors are entitled to participate in the Company’s Nonqualified Excess Plan and may defer 100% of their fees. Mr. Murphy deferred $70,000 of his cash compensation into that plan.

(2)On January 4, 2015, each of the non-employee directors were issued 2,500 deferred compensation units valued at the December 31, 2014 share price of $11.00 per share ($27,500). On July 1, 2015, each of the then non-employee directors were issued 2,131.7 deferred compensation units valued at the June 30, 2015 share price of $12.90 per share ($27,500). The amounts reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Codification Topic.

(3)Mr. Suwyn received an additional $10,000 for his role as Lead Director for the period August 4 through December 31, 2015.

Non-Employee Director Compensation. Cash compensation to directors of PDC and Appvion, who are not employees of Appvion, PDC or any of their subsidiaries, consists of $55,000 in annual retainer fees and $15,000 annually for serving as the chairman of the Audit Committee, $10,000 annually for serving as the chairman of the Compensation Committee and $7,500 for serving as the chairman of the Corporate Governance Committee, thus maintaining competitive market pay. Committee chair responsibilities are described in Item 10. Director fees are paid quarterly in arrears for the services provided. If a director joins or ceases to be a director during a quarter, the cash compensation for the quarter is prorated by the number of months served. There are no separate fees paid for participation in committee or board meetings.

Directors also receive deferred compensation of $55,000 awarded in units which track PDC common stock. Deferred compensation will be calculated and accrued for six-month calendar periods of service beginning January 1 and July 1 using the PDC common stock price determined by the ESOP trustee as of the ESOP valuation date coincident with or most recently preceding such date of payment. If a director joins or ceases to be a director during the six-month period, the deferred compensation is prorated for the time served as a director. The deferred compensation will be paid upon cessation of service as a director in five annual cash installments, with each installment equal to one-fifth of the director’s units and the first installment paid following the next semi-annual share price determination. The value of the installment payment will be determined by the PDC common stock price in effect at the time of payment. In the event of death, disability or change in control, the deferred compensation will fully vest and be paid in a single sum using the PDC common stock price most recently determined by the ESOP trustee. No non-employee director has a compensation arrangement which differs from these standard compensation arrangements. On March 7, 2013, the board adopted The Appvion, Inc. Non-Employee Director Deferred Compensation Plan to formalize the terms of the plan. This plan was amended effective January 1, 2016.

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

The following table sets forth as of December 31, 2015, the number of shares, if any, allocated to the accounts of the directors, the named executive officers and the directors and executive officers as a group in Appvion Stock Fund of the KSOP.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent
Kevin M. Gilligan	2,098	*
Thomas J. Ferree	25,800	*
Tami L. Van Straten	10,731	*
Ethan W. Haas	1,418	*
Justin C. Merritt	293	*
Mark R. Richards	26,523	*
Kerry S. Arent	31,050	*
Stephen P. Carter	—(2)	*
Terry M. Murphy	—(2)	*
Andrew F. Reardon	—(2)	*
Kathi P. Seifert	—(2)	*
Mark A. Suwyn	—(2)	*
George W. Wurtz	—(2)	*
All directors and executive officers as a group (13 persons)	97,913	1.45%

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

Item 13.          Certain Relationships and Related Transactions and Director Independence

None.

Item 14.          Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by RSM US LLP for both the audit of financial statements as of and for the ended year January 2, 2016 and the review of the financial statements included in the Quarterly Report on Form 10-Q for the third quarter ended October 4, 2015 and assistance with and review of documents filed with the SEC during those periods were $333,700. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the review of the financial statements included in the Quarterly Reports on Form 10-Q for the first quarter ended April 5, 2015 and the second quarter ended July 5, 2015 and assistance with and review of documents filed with the SEC during those periods were $116,435. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for both the audit of financial statements as of and for the year ended January 3, 2015 and the review of the financial statements included in the Quarterly Reports on Form 10-Q and assistance with and review of documents filed with the SEC during those periods were $737,815 in 2014. During 2015, RSM US LLP did not bill any aggregate fees for audit-related services. During 2015 and 2014, PricewaterhouseCoopers LLP did not bill any aggregate fees for audit-related services.

Tax Fees. RSM US LLP did not bill any aggregate fees for tax services in 2015. PricewaterhouseCoopers LLP did not bill any aggregate fees for tax services in 2015 or 2014.

All Other Fees. There were other fees of $1,800 in both 2015 and 2014 billed by PricewaterhouseCoopers LLP.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

	Report of Independent Registered Public Accounting Firm	36
	Report of Independent Registered Public Accounting Firm	37

	Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015	38

	Consolidated Statements of Comprehensive Income (Loss) for the years ended January 2, 2016, January 3, 2015 and December 28, 2013	39

	Consolidated Statements of Cash Flows for the years ended January 2, 2016, January 3, 2015 and December 28, 2013	40

	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income for the years ended January 2, 2016, January 3, 2015 and December 28, 2013	41
	Notes to Consolidated Financial Statements	42

(a)(2)	SCHEDULE I – Condensed Financial Information	113

	SCHEDULE II – Valuation and Qualifying Accounts	116

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

10.7

Collateral Assignment dated as of November 9, 2001, between Arjo Wiggins Appleton (Bermuda) Limited Paperweight Development Corp., New Appleton LLC and Appleton Papers Inc. Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-82084) filed on April 17, 2002.

10.8

Funding Agreement, effective as of September 20, 2014, between NCR Corporation, B.A.T. Industries, p.l.c., Appvion, Inc., Winward Prospects Ltd. and BTI 2014 LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014. †

10.8.1

Amendment to Funding Agreement between NCR Corporation, B.A.T. Industries, p.l.c., Appvion, Inc., Winward Prospects Ltd. and BTI 2014 LLC, dated as of September 18, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 4, 2015. †

10.9

Amended and Restated Trust Agreement for the Appvion, Inc. Employee Stock Ownership Trust, effective August 3, 2015. Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2015.

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

10.10.2

Second Amendment to Credit Agreement, dated as of November 11, 2014, among Appvion, Inc., as borrower, Paperweight Development Corp., as holdings, Jefferies Finance LLC, as administrative agent, and Fifth Third Bank, as revolver agent, swing line lender and L/C issuer. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed November 12, 2014.

10.10.3

Third Amendment to Credit Agreement, dated June 28, 2013, among Appvion, Inc., as borrower, Paperweight Development Corp., as holdings, Jefferies Finance LLC, as administrative agent, and certain lenders. Incorporated by reference to the Regitrant’s current report on Form 8-K filed August 4, 2015.

10.11

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

10.13

Appleton Papers Inc. New Deferred Compensation Plan, as amended on October 31, 2002, and restated effective as of November 9, 2001. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (1)

10.14

The Executive Nonqualified Excess Plan of Appleton Papers Inc., as amended and restated on January 1, 2013. Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. (1)

10.14.1

Adoption Agreement dated May 8, 2015, amending and restating the Appvion, Inc. Executive Nonqualified Excess Plan by and between Appvion, Inc. and Principal Life Insurance Company, as the provider. Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2015. (1)

10.14.2

Resolutions by the Benefit Finance Committee of Appvion, Inc. dated November 24, 2014 amending the Appvion, Inc. Executive Nonqualified Excess Plan and the Adoption Agreement. Incorporated by reference to Exhibit 10.15.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015. (1)

10.15

Appleton Papers Inc. Supplemental Executive Retirement Plan, as amended through March 28, 2001. Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (1)

10.15.1

Amendment to the Appleton Papers Inc. Supplemental Executive Retirement Plan, effective January 1, 2009. Incorporated by reference to Exhibit 10.16.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. (1)

10.15.2

Amendment to the Appvion, Inc. Supplemental Executive Retirement Plan, effective December 1, 2014. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014. (1)

10.16	Form of Termination Protection Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2009. (1)

10.16.1

Clarifying Amendment to Form of Termination Protection Agreement, effective November 11, 2010. Incorporated by reference to Exhibit 10.17.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)

10.17	Appvion, Inc. Form of Termination Protection Agreement, generally effective June 9, 2014. (1)

10.18	Form of Enhanced Severance Agreement, effective December 2, 2014. Incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015. (1)

10.19

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

10.23

Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan, amended and restated generally effective as of January 1, 2014. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014. (1)

10.23.1

Consent to Action of the ESOP Administrative Committee of Appvion, Inc. amending the Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan effective January 1, 2015. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 5, 2015. (1)

10.23.2

Resolution of the ESOP Administrative Committee of Appvion, Inc. dated April 29, 2015 amending the Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2015. (1)

10.23.3

Resolution of the ESOP Administrative Committee of Appvion, Inc. dated May 5, 2015 amending the Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2015. (1)

10.23.4

Resolution of the ESOP Administrative Committee of Appvion, Inc. dated June 5, 2015 amending the Appvion, Inc.  Retirement Savings and Employee Stock Ownership Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2015. (1)

10.23.5

Resolution of the ESOP Administrative Committee of Appvion, Inc. dated August 12, 2015 amending the Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2015. (1)

10.24

Appvion, Inc. Retirement Plan, generally amended and restated effective January 1, 2015. Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015. (1)

10.25	Appvion, Inc. Non-Employee Director Deferred Compensation Plan. (1)

10.26	Appvion, Inc. Long Term Stock Appreciation Rights Plan, amended and restated, effective January 1, 2016. (1)

10.27

Appleton Papers Inc. Long-Term Performance Cash Plan, amended and restated, effective November 11, 2010. Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)

10.28	Appvion, Inc. Long Term Restricted Stock Unit Plan, amended and restated, effective January 1, 2016. (1)

10.29

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

10.30

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

21.1	Subsidiaries of Paperweight Development Corp.

31.1	Certification of Kevin M. Gilligan, President, Chief Executive Officer and a Director of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2

Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Kevin M. Gilligan, President, Chief Executive Officer and a Director of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema

101.cal	XBRL Taxonomy Extension Calculation Linkbase

101.def	XBRL Taxonomy Extension Definition Linkbase

101.lab	Taxonomy Extension Label Linkbase

101.pre	Taxonomy Extension Presentation Linkbase

† Portions of the exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Act of 1934.

(1) Management contract or compensatory plan or arrangement.

Certain exhibits and schedules to the agreements filed herewith have been omitted. Such exhibits and schedules are described in the agreements and are not material. The Registrant hereby agrees to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
PAPERWEIGHT DEVELOPMENT CORP.
By:	/s/ Kevin M. Gilligan
Kevin M. Gilligan President and Chief Executive Officer
Date:	March 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Kevin M. Gilligan Kevin M. Gilligan	President, Chief Executive Officer and a Director (Principal Executive Officer)	March 25, 2016

/s/ Thomas J. Ferree Thomas J. Ferree	Senior Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 25, 2016

/s/ Terry M. Murphy Terry M. Murphy	Chairman of the Board	March 25, 2016

/s/ Stephen P. Carter Stephen P. Carter	Director	March 25, 2016

/s/ Kathi P. Seifert Kathi P. Seifert	Director	March 25, 2016

/s/ Mark A. Suwyn Mark A. Suwyn	Director	March 25, 2016

/s/ George W. Wurtz George W. Wurtz	Director	March 25, 2016

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2015.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

SCHEDULE I

PAPERWEIGHT DEVELOPMENT CORP.
CONDENSED BALANCE SHEETS
(dollars in thousands)

	January 2, 2016	January 3, 2015

ASSETS
Current assets
Other current assets	$—	$—
Total current assets	—	—

Other assets	12	12

Total assets	$12	$12

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED
OTHER COMPREHENSIVE INCOME
Current liabilities
Due to Appvion, Inc.	$—	$—
Total current liabilities	—	—
Investment in Appvion, Inc.	283,516	430,945
Redeemable common stock, $0.01 par value, shares
authorized: 30,000,000, shares issued and outstanding:
6,757,898 and 7,205,699, respectively	114,749	121,017
Accumulated deficit	(419,925)	(579,136)
Accumulated other comprehensive income	21,672	27,186

Total liabilities, redeemable common stock,
accumulated deficit and accumulated other
comprehensive income	$12	$12

The accompanying notes are an integral part of these condensed financial statements.

PAPERWEIGHT DEVELOPMENT CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	For the Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013

(Income) loss in equity investments	$(158,574)	$92,772	$(17,275)

Income (loss) before income taxes	158,574	(92,772)	17,275

Net income (loss)	158,574	(92,772)	17,275

Other comprehensive (loss) income:
Changes in retiree plans	(5,095)	24,895	(1,511)
Unrealized (losses) gains on derivatives	(419)	(1,522)	2
Total other comprehensive (loss) income	(5,514)	23,373	(1,509)

Comprehensive income (loss)	$153,060	$(69,399)	$15,766

The accompanying notes are an integral part of these condensed financial statements.

PAPERWEIGHT DEVELOPMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

For the Years Ended
	January 3, 2016	January 3, 2015	December 28, 2013
Net cash flows from operating activities	$—	$—	$—
Net cash flows from investing activities	—	—	—
Net cash flows from financing activities	—	—	—
Change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

Noncash investing and financing activities
Proceeds from issuance of redeemable common stock	$1,931	$2,372	$2,910
Payments to redeem common stock	$(9,411)	$(18,164)	$(16,441)

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

Certain of the Company’s debt agreements place restrictions on the ability of the Parent Company’s subsidiaries to transfer funds to the Parent Company in the form of cash dividends, loans, or advances. The types of restrictions vary depending on the nature and amount of the transfer. At January 2, 2016,  $3.1 million of net assets of the Parent Company’s subsidiaries were subject to such restrictions.

For further information, reference should be made to the notes to the audited consolidated financial statements of the Company.

REDEEMABLE COMMON STOCK

For further information on proceeds from the issuance of redeemable common stock and payments to redeem common stock, refer to Note 21 of the notes to the audited consolidated financial statements of the Company.

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in thousands)

	Balance at	Charged To	Amounts Written
	Beginning	Costs and	Off Less	Balance at
Allowances for Losses on Accounts Receivable	of Period	Expenses	Recoveries	End of Period

December 28. 2013	1,077	(13)	(157)	907
January 3, 2015	907	56	(171)	792
January 2, 2016	792	797	(516)	1,073