Form 10-Q
period 2016-04-03
PAPERWEIGHT DEVELOPMENT CORP
filed 2016-05-13
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 3, 2016

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

As of May 1, 2016,  6,757,865 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp. were held by non-affiliates.

Documents incorporated by reference: None.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	April 3, 2016	January 2, 2016
ASSETS
Current assets
Cash and cash equivalents	$2,259	$1,817
Accounts receivable, less allowance for doubtful accounts of $966 and $1,073, respectively	46,261	41,573
Inventories	92,931	87,197
Other current assets	4,233	4,738
Total current assets	145,684	135,325

Property, plant and equipment, net	211,723	214,869
Intangible assets, net	36,412	36,983
Other assets	8,607	11,253
Total assets	$402,426	$398,430

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt, net	$1,567	$1,567
Accounts payable	52,237	51,064
Accrued interest	8,641	2,814
Other accrued liabilities	49,410	49,041
Total current liabilities	111,855	104,486

Long-term debt, net	414,943	413,763
Postretirement benefits other than pension	22,399	22,581
Accrued pension	106,439	105,750
Other long-term liabilities	32,801	35,354
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 6,757,865 and
6,757,898, respectively	114,749	114,749
Accumulated deficit	(420,346)	(419,925)
Accumulated other comprehensive income	19,586	21,672
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$402,426	$398,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(dollars in thousands)

	For the	For the
	Three Months Ended	Three Months Ended
	April 3, 2016	April 5, 2015

Net sales	$180,540	$183,909

Cost of sales	144,375	151,417

Gross profit	36,165	32,492

Selling, general and administrative expenses	26,604	28,159

Operating income	9,561	4,333

Other expense
Interest expense, net	10,182	12,822
Foreign exchange (gain) loss	(533)	1,450
Other expense	264	255

Loss from continuing operations before income taxes	(352)	(10,194)

Provision for income taxes	69	74

Loss from continuing operations	(421)	(10,268)

Discontinued operations
Income from discontinued operations, net of income taxes	—	4,503

Net loss	(421)	(5,765)

Other comprehensive loss:
Changes in retiree plans	(915)	(946)
Unrealized losses on derivatives	(1,171)	(634)
Total other comprehensive loss	(2,086)	(1,580)

Comprehensive loss	$(2,507)	$(7,345)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)

	April 3,	April 5,
	2016	2015
Cash flows from operating activities:
Net loss	$(421)	$(5,765)
Adjustments to reconcile net loss to net cash
(used) provided by operating activities:
Depreciation	6,013	6,881
Amortization of intangible assets and other	642	571
Amortization of financing fees	469	537
Amortization of debt discount	194	249
Employer 401(k) noncash matching contributions	477	696
Foreign exchange (gain) loss	(578)	1,480
(Gain) loss on disposals of equipment	(12)	11
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(4,567)	(6,507)
Inventories	(5,652)	2,173
Other current assets	511	1,769
Accounts payable and other accrued liabilities	(2,315)	(1,051)
Accrued pension	91	(612)
Other, net	(794)	124
Net cash (used) provided by operating activities	(5,942)	556

Cash flows from investing activities:
Proceeds from sale of equipment	14	5
Additions to property, plant and equipment	(1,799)	(1,972)
Net cash used by investing activities	(1,785)	(1,967)

Cash flows from financing activities:
Payments of first lien term loan	—	(838)
Payments relating to capital lease obligations	(54)	(57)
Proceeds from revolving line of credit	89,500	73,500
Payments of revolving line of credit	(88,600)	(74,950)
Payments of State of Ohio loans	(383)	(361)
Increase in cash overdraft	7,661	3,730
Net cash provided by financing activities	8,124	1,024

Effect of foreign exchange rate changes on cash and cash equivalents	45	(30)
Change in cash and cash equivalents	442	(417)
Cash and cash equivalents at beginning of period	1,817	2,720
Cash and cash equivalents at end of period	$2,259	$2,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income

Balance, January 2, 2016	6,757,898	$114,749	$(419,925)	$21,672

Net loss	—	—	(421)	—
Other comprehensive loss	—	—	—	(2,086)
Redemption of redeemable common stock	(33)	—	—	—

Balance, April 3, 2016	6,757,865	$114,749	$(420,346)	$19,586

Balance, January 3, 2015	7,205,699	$121,017	$(579,136)	$27,186

Net loss	—	—	(5,765)	—
Other comprehensive loss	—	—	—	(1,580)

Balance, April 5, 2015	7,205,699	$121,017	$(584,901)	$25,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments made for the fair statement of comprehensive loss for the three months ended April 3, 2016 and April 5, 2015, the cash flows for the three months ended April 3, 2016 and April 5, 2015 and financial position at April 3, 2016 and January 2, 2016 were normal recurring adjustments. As disclosed in Note 15 to the Condensed Consolidated Financial Statements, the Company adopted Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” during the first quarter of 2016. In accordance with the guidance, $8.1 million of unamortized debt issuance costs, associated with the Company’s long-term debt,  were reclassified from other assets, as previously reported on the Consolidated Balance Sheet as of January 2, 2016, to long-term debt.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes Appvion, Inc. and its 100%-owned subsidiaries (collectively “Appvion”) for each of the three years in the period ended January 2, 2016, which are included in the annual report on Form 10-K for the year ended January 2, 2016. The condensed consolidated balance sheet data as of January 2, 2016, contained within these condensed financial statements, was derived from the audited financial statements of PDC but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.    DISCONTINUED OPERATIONS

On August 3, 2015, Appvion completed the sale of the assets primarily used in the development, manufacture and sale of microencapsulation materials by the Encapsys segment of the Company (the “Encapsys Business”) to Rise Acquisition LLC (“Rise”), a Delaware limited liability company and an affiliate of Sherman Capital Holdings LLC, a Delaware limited liability company, for an aggregate purchase price of $208 million in cash, subject to working capital adjustments, and the assumption of certain liabilities (the “Sale”). Total working capital adjustments and cash expenses of the Sale were approximately $7.5 million. Of the approximate $200.5 million of net proceeds, $165 million was used immediately to repay a portion of long-term debt. In addition, proceeds of $35 million were set aside as restricted cash to be used within one year of this transaction for the specific purpose of capital investment and/or further debt reduction. As of January 2, 2016, Appvion had used this entire amount of restricted cash to repay an additional $25 million in long-term debt and $10 million for capital investment. The estimated carrying value of the net assets sold was $11.8 million. The operating results for this business for the three months ended April 5, 2015 have been reclassified and are now reported separately as discontinued operations.

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

The following table presents the key line items constituting income from discontinued operations for the Encapsys Business for the three months ended April 5, 2015 (dollars in thousands):

For the Three
Months Ended
April 5, 2015

Net sales	$11,687
Cost of sales	5,147
Selling, general and administrative expenses	2,037
Income from discontinued operations	$4,503

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following are the significant line items of the Encapsys Business impacting cash flow for the periods presented (dollars in thousands):

For the Three
Months Ended
April 5, 2015

Depreciation expense	$707
Additions to property, plant and equipment	576

3.       ACCOUNTS RECEIVABLE SECURITIZATION

During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheets as of April 3, 2016 and January 2, 2016. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2016 and April 5, 2015.

Trade receivables sold to the third-party financial institution, and being serviced by Appvion, Inc., totaled $35.3 million as of April 3, 2016, for which $14.7 million in proceeds was received. Trade receivables sold to the third-party financial institution as of January 2, 2016 totaled $36.9 million, for which $18.1 million in proceeds was received. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss was recorded as a result of the sale. The fair value of the deferred purchase price notes receivable recorded as of April 3, 2016 was $18.4 million and $16.5 million as of year-end 2015 and is included in accounts receivable in the Condensed Consolidated Balance Sheets as of April 3, 2016 and January 2, 2016, respectively. The Company estimates the fair value of the deferred purchase price notes receivable using Level 3 inputs based on historical performance of similar receivables including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (30 days) of the related receivables.

Servicing fees paid for the program were $0.1 million for each of the three-month periods ended April 3, 2016 and April 5, 2015. Transaction costs of $0.7 million, related to the June 2014 entry into this program, were deferred and recorded on the balance sheet as other long-term assets. They are being amortized over the three-year term of the securitization agreement. The remaining balance at April 3, 2016 was $0.3 million.

4.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of April 3, 2016		As of January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$33,094	$44,665	$32,570
Patents	5,801	5,801	6,158	6,158
Customer relationships	5,365	3,389	5,365	3,342
Subtotal	55,831	$42,284	56,188	$42,070
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$78,696		$79,053

Amortization expense of intangibles from continuing operations for each of the three months ended April 3, 2016 and April 5, 2015 was $0.6 million.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	April 3, 2016	January 2, 2016
Finished goods	$50,785	$47,378
Raw materials	14,643	14,925
Work in process	11,727	9,300
Stores and spare parts	15,776	15,594
	$92,931	$87,197

Stores and spare parts inventory represents manufacturing supplies and equipment parts of varying age that must be available, on demand, to ensure minimal interruption of manufacturing processes. The balance is valued at average cost. All other inventories are valued using the first-in, first-out (“FIFO”) method.

6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	April 3, 2016	January 2, 2016
Land and improvements	$9,684	$9,684
Buildings and improvements	129,350	129,453
Machinery and equipment	504,312	504,338
Software	33,444	33,476
Capital leases	996	996
Construction in progress	8,736	6,149
	686,522	684,096
Accumulated depreciation	(474,799)	(469,227)
	$211,723	$214,869

Depreciation expense from continuing operations for the three months ended April 3, 2016 and April 5, 2015 consists of the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	April 3, 2016	April 5, 2015
Cost of sales	$5,267	$5,448
Selling, general and administrative expenses	746	726
	$6,013	$6,174

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the Condensed Consolidated Balance Sheet, consist of the following (dollars in thousands):

	April 3, 2016	January 2, 2016
Compensation	$5,419	$6,457
Trade discounts	11,476	12,977
Workers’ compensation	2,734	3,133
Accrued insurance	1,144	1,435
Other accrued taxes	995	1,694
Postretirement benefits other than pension	1,869	1,869
Fox River Funding Agreement	7,357	7,271
Due on accounts receivable securitization	9,000	5,500
Other	9,416	8,705
	$49,410	$49,041

8.       NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided all other hedge accounting criteria continue to be met. The guidance must be applied using a prospective or modified retrospective application method and will be effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This guidance provides a practical expedient to entities with a fiscal year-end that does not coincide with a month-end so as to permit the entity to measure defined benefit plan assets and obligations using the month-end closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should also be applied consistently to all plans if an entity has more than one plan. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. This guidance became effective for the Company as of its fiscal year beginning January 3, 2016 and there was no impact to its condensed consolidated financial statements as a result of adoption.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items.” This guidance eliminates the concept of extraordinary items which required entities to separately classify, present and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This guidance became effective for the Company as of its fiscal year beginning January 3, 2016 and there was no impact to its condensed consolidated financial statements as a result of adoption.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In November 2014, the FASB issued ASU No. 2014-16 “Derivatives and Hedging:  Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” This guidance requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. ASU 2014-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This guidance became effective for the Company as of its fiscal year beginning January 3, 2016 and there was no impact to its condensed consolidated financial statements as a result of adoption.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This guidance provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers, the guidance requires five steps to be applied which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. Additionally, in March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations” to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” to clarify the guidance associated with identifying performance obligations and licensing. These ASU’s will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but no earlier than the original effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.      EMPLOYEE BENEFITS

The components of net periodic benefit cost (gain) associated with the defined benefit pension plans include the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	April 3, 2016	April 5, 2015

Service cost	$1,371	$1,503
Interest cost	4,708	4,546
Expected return on plan assets	(5,249)	(5,876)
Amortization of prior service credit	(598)	(655)
Net periodic benefit cost (gain)	$232	$(482)

The Company does not expect to contribute any cash to its funded pension plan in 2016.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton, Ohio represented manufacturing employees, where the collective bargaining agreement expired on April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees at the Kansas City, Kansas distribution center and West Carrollton, Ohio plant, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company.     In addition, during first quarter 2012 there was a workforce reduction at the West Carrollton, Ohio plant resulting from the cessation of papermaking activities. As a result, the Company recorded $25.0 million expense in 2012 representing its estimated cost to satisfy a complete withdrawal liability under the terms of the plan’s trust agreement, with a payment period that began January 2014 and could extend for up to 20 years, discounted in accordance with ASC Section 450-20-S99-1. Payments of $0.6 million were made during first quarter 2016, resulting in recorded interest expense of $0.3 million and a $0.3 million reduction of the reserve since year-end 2015. Of the $23.1 million reserve, $0.9 million is classified as short-term and $22.2 million is classified as long-term within the Condensed Consolidated Balance Sheet at April 3, 2016.

10.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The components of other postretirement benefit (gain) cost include the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	April 3, 2016	April 5, 2015

Service cost	$16	$69
Interest cost	250	320
Amortization of prior service credit	(317)	(291)
Net periodic benefit (gain) cost	$(51)	$98

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Long-Term Stock Appreciation Rights Plan (“SAR” Plan). As of January 3, 2010, the Company adopted the Long-Term Restricted Stock Unit Plan ("RSU" Plan). Both plans utilize phantom units. The value of a unit in the SAR Plan is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. The value of a unit in the RSU Plan is based on the value of PDC common stock, as determined by the ESOP trustee. As of the end of first quarter 2016, the fair market value of one share of PDC common stock was $12.30.

As of year-end 2015, 143,818 RSU units became vested and exercisable. In accordance with the RSU Plan, payment for these RSU’s was made in February 2016. Also during the first three months of 2016, 130,850 additional units were granted under the RSU plan. Due to terminations of employment, 64,090 unvested units were forfeited during the current year quarter.  A balance of 282,917 RSU units remains as of April 3, 2016. Approximately $0.3 million of expense, related to this RSU Plan, was recorded during each of the three-month periods ended April 3, 2016 and April 5, 2015. During the first three months of 2016, 310,150 additional units were granted under the SAR Plan. There was no expense recorded for this SAR Plan during the three-month periods ended April 3, 2016 and April 5, 2015.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. In March 2013, the board adopted the Appvion, Inc. Non-Employee Director Deferred Compensation Plan to formalize the terms of the agreement. Approximately $0.1 million of expense, related to this plan, was recorded during each of the three-month periods ended April 3, 2016 and April 5, 2015.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.      COMMITMENTS AND CONTINGENCIES

Lower Fox River

Appvion Caps Potential Liability.  On September 30, 2014, Appvion entered into a Funding Agreement with NCR Corporation (“NCR”), B.A.T. Industries, p.l.c. (“BAT”) and Windward Prospects Ltd (“Windward”) relating to clean-up costs for the Lower Fox River and certain potential future sites. Under the Funding Agreement, the parties paid the following amounts on September 30, 2014 toward historical Fox River Costs (as defined in the Funding Agreement) incurred by NCR through September 1, 2014:  BAT ‑ $77.08 million; Windward ‑ $10 million; and Appvion ‑ $6 million.  In addition, BTI 2014 LLC, a wholly owned subsidiary of BAT (“BTI”), is responsible for funding 50% of the Fox River Costs incurred by NCR after September 1, 2014.  The parties also agreed:  (a) to vigorously pursue reasonable claims and viable claims against certain third parties and to deposit any recoveries therefrom into BTI; and (b) that any funds remaining in BTI after paying BAT and NCR for any unreimbursed funding of Fox River Costs would be used to fund 60% of any Future Sites Costs, as defined in the Funding Agreement.

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

As a result of the Funding Agreement, $24.0 million of expense was recorded as selling, general and administrative expense in the Consolidated Statements of Comprehensive (Loss) Income for the year ended January 3, 2015. This expense represents the total of the four payments expected to be made with respect to Fox River costs, as discussed above, with the first payment made on September 30, 2014, the second payment made on February 2, 2015, the third payment made on September 1, 2015 and the last payment due September 1, 2016, discounted to reflect the long-term nature of the liability. A short-term liability of $7.4 million is recorded in other accrued liabilities on the Condensed Consolidated Balance Sheet as of April 3, 2016.  The total of these liabilities will be accreted to the full liability of $25.0 million during the course of the payment schedule.

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

13.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $0.5 million and $0.7 million for the three-month periods ended April 3, 2016 and April 5, 2015, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 33 shares of PDC redeemable common stock were repurchased during the first three months of 2016 at an aggregate price of approximately $410. During the first three months of 2015, there were no changes to the number of outstanding shares of PDC redeemable common stock.

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

As of April 3, 2016, the fair market value of one share of PDC common stock was $12.30.  Based on the estimated fair value of the redeemable common stock at April 3, 2016, an ultimate redemption liability of approximately $83 million was determined. The redeemable common stock recorded book value as of April 3, 2016, was $115 million. As a result of there being only immaterial stock activity during the first quarter of 2016, there was no change in fair value and accretion of redeemable common stock.

Based on the estimated fair value of the redeemable common stock at April 5, 2015, an ultimate redemption liability of approximately $79 million was determined. The redeemable common stock recorded book value as of April 5, 2015 was $121 million. As a result of there being no stock activity during the first quarter of 2015, there was no change in fair value and accretion of redeemable common stock.

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are designed to hedge the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $17.2 million as of April 3, 2016. These contracts have settlement dates extending through December 2016.

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

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	April 3, 2016	January 2, 2016
Foreign currency exchange derivatives	Accounts receivable	$6	$430
Foreign currency exchange derivatives	Other accrued liabilities	(368)	—
Interest rate swap	Other long-term liabilities	(3,955)	(3,501)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three months ended April 3, 2016 and April 5, 2015 and losses (gains) initially recognized in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of
	Comprehensive	For the Three	For the Three
	Loss	Months Ended	Months Ended
Designated as a Hedge	Location	April 3, 2016	April 5, 2015
Foreign currency exchange derivatives	Net sales	$(22)	$(709)

Losses (gains) recognized in accumulated
other comprehensive income		344	(703)

Interest rate swap	Interest expense	390	381

Losses recognized in accumulated
other comprehensive income		3,897	3,988

Not Designated as a Hedge
Natural gas collar	Cost of sales	—	248

For a discussion of the fair value of financial instruments, see Note 16, Fair Value Measurements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	April 3,	January 2,
	2016	2016
Revolving credit facility at approximately 7.5%	$10,500	$9,600
Unamortized debt issuance costs	(787)	(875)

Secured variable rate industrial development bonds, 0.2% average interest rate at
April 3, 2016, due in 2027	6,000	6,000
Unamortized debt issuance costs	(58)	(59)

State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	1,600	1,905
Unamortized debt issuance costs	(28)	(34)
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	1,027	1,105

Columbia County, Wisconsin municipal debt due December 2019	300	300
First lien term loan at 6.25%, due June 2019	158,300	158,300
Unamortized discount	(927)	(992)
Unamortized debt issuance costs	(2,140)	(2,291)

Second lien senior secured notes at 9.0%, due June 2020	250,000	250,000
Unamortized discount	(2,641)	(2,769)
Unamortized debt issuance costs	(4,636)	(4,860)

	416,510	415,330
Less obligations due within one year	(1,567)	(1,567)
	$414,943	$413,763

During the first three months of 2016, the Company made mandatory debt repayments of $0.4 million on its State of Ohio loans. The Company also borrowed $89.5 million and repaid $88.6 million on its revolving credit facility, leaving an outstanding balance at quarter-end of $10.5 million. Approximately $17.0 million of the revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder, which, in accordance with its debt covenants, left approximately $16.6 million of unused borrowing capacity under its revolving credit facility. No amounts were drawn by beneficiaries under the outstanding letters of credit.

During the first quarter of 2016, the Company adopted ASU 2015-03,  “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” In accordance with the guidance, $8.1 million of unamortized debt issuance costs, specifically attributable to each of the Company’s long-term debt issues, were reclassified from other assets, as previously reported on the Consolidated Balance Sheet as of January 2, 2016, to long-term debt. The unamortized debt issuance costs are now presented as a direct deduction from each debt liability, consistent with the presentation of the corresponding debt discount, where applicable.

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

Management reported that the Company was in compliance with all debt covenants at April 3, 2016, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to or waivers of the financial covenants. The Company cannot provide assurance that it would be able to obtain any such amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the Company’s non-compliance with the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing in such circumstances. Failure to secure alternative financing would have a material adverse impact on the Company.

16.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	April 3, 2016		January 2, 2016
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
First lien term loan	$155,233	$143,792	$155,017	$144,166
Second lien notes	242,723	92,550	242,371	96,948
Revolving credit facility	9,713	9,713	8,725	8,725
State of Ohio loans	2,599	2,599	2,976	2,976
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	5,942	5,942	5,941	5,941
	$416,510	$254,896	$415,330	$259,056

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

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities were reasonable estimates of fair value as of April 3, 2016 and January 2, 2016.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

17.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers and thermal papers. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest expense, net, foreign exchange (gain) loss and other expense. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the	For the
	Three Months Ended	Three Months Ended
	April 3, 2016	April 5, 2015
Net sales
Carbonless papers	$78,583	$89,297
Thermal papers	101,957	94,612
Total	$180,540	$183,909

Operating income (loss)
Carbonless papers	$7,494	$8,537
Thermal papers	3,888	(1,964)
	11,382	6,573
Unallocated corporate charges	(1,821)	(2,240)
Total	$9,561	$4,333

Depreciation and amortization (A)
Carbonless papers	$3,395	$3,516
Thermal papers	3,159	3,178
	6,554	6,694
Unallocated corporate charges	101	51
Total	$6,655	$6,745

(A)

Depreciation and amortization from continuing operations are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the three months ended April 3, 2016 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, January 2, 2016	$24,742	$(3,070)	$21,672

Other comprehensive loss before reclassifications	—	(1,539)	(1,539)
Amounts recorded in accumulated other
comprehensive income	(915)	368	(547)
Net other comprehensive loss	(915)	(1,171)	(2,086)
Balance, April 3, 2016	$23,827	$(4,241)	$19,586

The changes in accumulated other comprehensive income by component for the three months ended April 5, 2015 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, January 3, 2015	$29,837	$(2,651)	$27,186

Other comprehensive loss before reclassifications	—	(306)	(306)
Amounts recorded in accumulated other
comprehensive income	(946)	(328)	(1,274)
Net other comprehensive loss	(946)	(634)	(1,580)
Balance, April 5, 2015	$28,891	$(3,285)	$25,606

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Details about these reclassifications are as follows (dollars in thousands):

	Amounts Reclassified from
	Accumulated Other Comprehensive Income
				Affected Line Item
				in Consolidated
Details about Accumulated	For the Three	For the Three		Statements of
Other Comprehensive	Months Ended	Months Ended		Comprehensive
Income Components	April 3, 2016	April 5, 2015		Loss

Changes in retiree plans
Amortization of prior service credit	$915	$946	(a)

Hedging activities
Foreign exchange contracts	$22	$709		Net sales
Interest rate swap	(390)	(381)		Interest
	$(368)	$328

Total reclassifications for the period	$547	$1,274

(a)

These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9, Employee Benefits, and Note 10, Postretirement Benefit Plans other than Pension

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%‑owned subsidiaries. It includes Appvion, Inc. and its 100%-owned subsidiaries (collectively “Appvion”).

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC for the quarter ended April 3, 2016. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended January 2, 2016, the Consolidated Financial Statements and related Notes included therein.

Financial Highlights

First quarter 2016 net sales of $180.5 million were $3.4 million, or 1.8%, lower than first quarter 2015 net sales of $183.9 million. Shipment volumes were approximately 2% lower compared to a strong first quarter 2015, though over 3% higher than fourth quarter 2015 shipments. Current quarter thermal papers net sales of $101.9 million were $7.3 million higher, with shipment volumes approximately 7% higher than the prior year. First quarter carbonless papers sales of $78.6 million were $10.7 million lower with shipment volumes nearly 11% lower than first quarter 2015 which was the segment’s strongest prior year quarter.

First quarter 2016 cost of sales of $144.3 million was $7.1 million lower than first quarter 2015 and current quarter gross margin increased to 20.1% from the prior year margin of 17.7% largely due to improved pricing in the thermal papers business, as well as continued improvements in operating performance and execution of cost savings initiatives in both segments. Current quarter selling, general and administrative (“SG&A”) expenses were $1.6 million, or 5.7%, lower than the previous year quarter primarily due to lower compensation and distribution expenses.

The Company recorded a first quarter 2016 net loss from continuing operations of $0.4 million compared to a net loss from continuing operations of $10.3 million in first quarter 2015. Current year results include a $2.6 million decrease in interest expense. Also during the first three months of 2016, the Company recorded a foreign exchange gain of $0.5 million, compared to a $1.4 million loss in the prior year quarter, due to fluctuations in the Euro and Canadian dollar as they relate to the conversion of non-U.S. Dollar denominated receipts and net assets to U.S. Dollars.

Comparison of Unaudited Results of Operations for the Quarters Ended April 3, 2016 and

April 5, 2015

	For the Quarter Ended
	April 3,	April 5,	Increase
	2016	2015	(Decrease)
	(dollars in millions)
Net sales	$180.5	$183.9	(1.8)%
Cost of sales	144.3	151.4	(4.7)%

Gross profit	36.2	32.5	11.4%

Selling, general and administrative expenses	26.6	28.2	(5.7)%

Operating income	9.6	4.3	123.3%

Interest expense, net	10.2	12.8	(20.3)%
Other non-operating (income) expense, net	(0.3)	1.7	117.6%

Loss from continuing operations before income taxes	(0.3)	(10.2)	97.1%
Provision for income taxes	0.1	0.1	—%

Loss from continuing operations	(0.4)	(10.3)	96.1%

Discontinued operations
Income from discontinued operations	—	4.5	(100.0)%
Net loss	$(0.4)	$(5.8)	93.1%

Comparison as a percentage of net sales
Cost of sales	79.9%	82.3%	(2.4)%
Gross margin	20.1%	17.7%	2.4%
Selling, general and administrative expenses	14.7%	15.3%	(0.6)%
Operating margin	5.4%	2.4%	3.0%
Loss from continuing operations before income taxes	(0.2)%	(5.5)%	5.3%
Loss from continuing operations	(0.2)%	(5.6)%	5.4%

Net sales for first quarter 2016 were $180.5 million, a decrease of $3.4 million, or 1.8%, compared to the same quarter last year. Shipment volumes were approximately 2% lower compared to a strong first quarter 2015, though over 3% higher than fourth quarter 2015 shipments. Current quarter thermal papers net sales of $101.9 million were $7.3 million higher, with shipment volumes approximately 7% higher than the prior year. First quarter carbonless papers sales of $78.6 million were $10.7 million lower with shipment volumes nearly 11% lower than first quarter 2015 which was the segment’s strongest prior year quarter.

First quarter 2016 loss from continuing operations of $0.4 million was $9.9 million better than the first quarter 2015 loss of $10.3 million. When comparing the current quarter financial results to the prior year period, earnings were higher by $9.9 million due to improved pricing in the thermal papers business, as well as continued improvements in operating performance and execution of cost savings initiatives within both segments. Current quarter SG&A expenses were $1.6 million, or 5.7%, lower than the previous year quarter primarily due to lower compensation and distribution expenses.

Business Segment Discussion

First quarter 2016 net sales were $180.5 million; $3.4 million lower than first quarter 2015 net sales. First quarter 2016 operating income was $9.6 million compared to first quarter 2015 operating income of $4.3 million. The year-on-year operating income variance was the result of the following (dollars in millions):

Favorable manufacturing costs	$5.2
Reduced downtime at the Roaring Spring Mill	2.1
Lower retiree benefit plan mark-to-market loss	1.5
Lower SG&A and other	1.2
Favorable price and mix	0.8
Unfavorable foreign exchange	(1.8)
Lower shipment volumes	(3.7)
$5.3

Thermal Papers

•

First quarter 2016 thermal papers net sales totaled $101.9 million, an increase of $7.3 million, or 7.8%, compared to the same prior year period. Shipment volumes during the current quarter were approximately 7% higher than the same prior year period. Within the thermal papers business, first quarter 2016 shipments of tag, label and entertainment (“TLE”) were approximately 9% higher than first quarter 2015 shipments while current quarter shipments of receipt paper were approximately 4% higher than in 2015.

•

The thermal papers segment recorded operating income of $3.9 million for first quarter 2016. This compared to a first quarter 2015 operating loss of $2.0 million. Continued improvements in operating performance and execution of cost savings initiatives added $3.6 million to earnings. Current quarter operating results were also favorably impacted by volume, $1.5 million, and improved pricing and product mix of $1.3 million, slightly offset by unfavorable fluctuations in the Euro and Canadian dollar of $1.3 million. During first quarter 2016, SG&A and other expenses were $0.8 million lower than in first quarter 2015.

Carbonless Papers

•

For the first three months of 2016, carbonless papers net sales totaled $78.6 million, a decrease of $10.7 million, or 12.0%, from first quarter last year. First quarter 2016 shipment volumes were nearly 11% lower when compared to strong first quarter 2015 shipments, though were more than 5% higher than fourth quarter 2015 shipments.

•

The carbonless papers segment recorded operating income of $7.5 million for first quarter 2016 compared to operating income of $8.5 million for the same prior year period. Current quarter operating results were impacted by unfavorable volume and product pricing of $6.1 million, as well as unfavorable fluctuations in the Canadian dollar of $0.5 million, partially offset by reduced downtime costs at the Roaring Spring, Pennsylvania mill, continued improvements in operating performance and execution of cost savings initiatives totaling $3.7 million. During first quarter 2016, SG&A and all other were $1.9 million lower than in first quarter 2015.

Unallocated Corporate Charges

•	Unallocated corporate charges totaled $1.8 million in first quarter 2016 and $2.2 million in first quarter 2015.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects cash on hand, internally generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At April 3, 2016, the Company had $2.3 million of cash and, in accordance with its debt covenants, approximately $16.6 million of unused borrowing capacity under its revolving credit facility. At that date, the revolving credit facility had an outstanding balance of $10.5 million compared to $9.6 million at year-end 2015. Approximately $17.0 million of the revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder. Due to the required adoption of new accounting guidance, $8.1 million of unamortized debt issuance costs were reclassified from other assets to long-term debt on the year-end 2015 Condensed Consolidated Balance Sheet as of January 2, 2016, resulting in restated net debt (total debt less cash) of $413.5 million. At the end of first quarter 2016, net debt was $414.3 million.

Management reported that the Company was in compliance with all debt covenants at April 3, 2016, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to or waivers of the financial covenants. The Company cannot provide assurance that it would be able to obtain any such amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the Company’s non-compliance with the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing in such circumstances. Failure to secure alternative financing would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash used by operating activities during the first three months of 2016 was $5.9 million compared to $0.6 million of net cash provided during the same period in 2015. In addition to a net loss of $0.4 million, net noncash charges totaling $7.2 million were recorded. Noncash charges included $6.7 million of depreciation and amortization, $0.6 million of foreign exchange gain, $0.5 million of noncash employer matching contributions to the KSOP and $0.6 million of other noncash charges. During the first three months of 2016, working capital increased by $12.0 million. This was largely the result of a $5.6 million increase in inventory, a $4.6 million increase in accounts receivable and a $2.3 million decrease in accounts payable and other accrued liabilities, slightly offset by a $0.5 million decrease in other current assets.

Cash Flows from Investing Activities. During the first three months of 2016, $1.8 million of cash was used for the acquisition of property, plant and equipment. This compares to $2.0 million of cash used last year for the acquisition of property, plant and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities during first quarter 2016 was $8.1 million compared to $1.0 million of cash provided during the prior year quarter. During the first quarter of 2016, the Company made mandatory debt repayments of $0.4 million on its State of Ohio loans. Also during the current quarter, the Company borrowed a net $0.9 million on its revolving credit facility. In addition, cash overdrafts increased $7.7 million during the first quarter of 2016. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10‑K for the year ended January 2, 2016. There have been no material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10‑K.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of April 3, 2016.

Changes in Internal Control over Financial Reporting

         There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding legal proceedings is contained in Note 12 to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K for the year ended January 2, 2016.

Item 5(a). Other Information

On May 11, 2016, David A. Roberts was elected to the Board of Directors of Paperweight Development Corp. (“PDC”). On May 11, 2016, David A. Roberts was elected to the Board of Directors of Appvion, Inc. A copy of the May 13, 2016 press release is attached hereto as Exhibit 99.1.

Mr. Roberts, 68, is executive chairman of Carlisle Companies Incorporated (“Carlisle”), Charlotte, North Carolina, a publicly-held diversified manufacturing company. From 2007 to 2015, Mr. Roberts served as the chairman and chief executive officer of Carlisle. From 2001 to 2007, Mr. Roberts served as chairman, president and chief executive officer of Graco Inc., Minneapolis, Minnesota, a publicly-held manufacturer of systems and equipment for global manufacturing, processing, construction, and maintenance industries. Prior to joining Graco Inc., Mr. Roberts held various engineering, manufacturing, plant management and general management positions in a variety of industries including automotive, office equipment, printing and management services. Mr. Roberts serves as a director of Carlisle since 2007, a director of Franklin Electric Company, Inc. since 2003, and a director of SPX Corporation since 2015. Mr. Roberts served as a director of Graco Inc. from 2001 until 2007, a director of Arctic Cat Inc. from 2006 until 2009, a director of ADC Telecommunications, Inc. from 2008 until 2010, and a director of Polypore International from 2011 until 2015. Mr. Roberts earned a bachelor’s degree from Purdue University in 1974 and a master’s degree in business administration from Indiana University in 1978.

Mr. Roberts will be paid on a full retainer basis of $55,000 per year and will receive deferred compensation of $55,000 per year awarded in units which track PDC common stock. This compensation is consistent with the standard compensation arrangements of the other members of the Boards of Directors of Paperweight and Appvion, Inc.  Mr. Roberts has also been elected as a member of Paperweight’s Compensation Committee and a member of Paperweight’s Corporate Governance Committee. Both committee appointments are effective May 11, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 2, 2016, as well as in the Quarterly Report on Form 10-Q for the current quarter ended April 3, 2016, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

32.1	Certification of Kevin M. Gilligan, President, Chief Executive Officer and a Director of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Ferree, Senior Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

99.1	Press release dated May 13, 2016 communicating election of David A. Roberts to the Board of Directors of Paperweight Development Corp. effective May 11, 2016.

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema

101.cal	XBRL Taxonomy Extension Calculation Linkbase

101.def	XBRL Taxonomy Extension Definition Linkbase

101.lab	Taxonomy Extension Label Linkbase

101.pre	Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: May 13, 2016	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)