Form 10-Q
period 2016-07-03
PAPERWEIGHT DEVELOPMENT CORP
filed 2016-08-12
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 3, 2016

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

As of August 1, 2016, 6,416,409 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp. were held by non-affiliates.

Documents incorporated by reference: None.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	July 3,	January 2,
	2016	2016
ASSETS
Current assets
Cash and cash equivalents	$4,081	$1,817
Accounts receivable, less allowance for doubtful accounts of $933 and $1,073, respectively	45,529	41,573
Inventories	90,298	87,197
Other current assets	3,455	4,738
Total current assets	143,363	135,325

Property, plant and equipment, net	211,661	214,869
Intangible assets, net	35,840	36,983
Other assets	9,099	11,253
Total assets	$399,963	$398,430

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt, net	$1,567	$1,567
Accounts payable	48,916	51,064
Accrued interest	3,098	2,814
Other accrued liabilities	49,002	49,041
Total current liabilities	102,583	104,486

Long-term debt, net	431,726	413,763
Postretirement benefits other than pension	22,316	22,581
Accrued pension	107,128	105,750
Other long-term liabilities	34,093	35,354
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 6,416,409 and
6,757,898, respectively	112,761	114,749
Accumulated deficit	(429,641)	(419,925)
Accumulated other comprehensive income	18,997	21,672
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$399,963	$398,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(dollars in thousands)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015

Net sales	$173,551	$166,158	$354,091	$350,067

Cost of sales	143,259	138,999	287,634	290,416

Gross profit	30,292	27,159	66,457	59,651

Selling, general and administrative expenses	26,401	28,602	53,005	56,761

Operating income (loss)	3,891	(1,443)	13,452	2,890

Other expense
Interest expense, net	10,189	12,530	20,371	25,352
Foreign exchange loss (gain)	215	(242)	(318)	1,208
Other expense	258	264	522	519

Loss from continuing operations before income taxes	(6,771)	(13,995)	(7,123)	(24,189)

Provision for income taxes	89	76	158	150

Loss from continuing operations	(6,860)	(14,071)	(7,281)	(24,339)

Discontinued operations
Income from discontinued operations, net of income taxes	—	4,264	—	8,767

Net loss	(6,860)	(9,807)	(7,281)	(15,572)

Other comprehensive loss:
Changes in retiree plans	(915)	(946)	(1,830)	(1,892)
Unrealized gains (losses) on derivatives	326	(26)	(845)	(660)
Total other comprehensive loss	(589)	(972)	(2,675)	(2,552)

Comprehensive loss	$(7,449)	$(10,779)	$(9,956)	$(18,124)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands)

	July 3,	July 5,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,281)	$(15,572)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	11,941	13,680
Amortization of intangible assets and other	1,305	1,142
Amortization of financing fees	945	1,077
Amortization of debt discount	390	501
Employer 401(k) noncash matching contributions	862	1,091
Foreign exchange (gain) loss	(368)	1,238
(Gain) loss on disposals of equipment	(34)	11
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(3,878)	3,757
Inventories	(2,955)	1,101
Other current assets	1,289	2,924
Accounts payable and other accrued liabilities	(9,638)	(10,141)
Accrued pension	182	(1,221)
Other, net	(513)	10
Net cash used by operating activities	(7,753)	(402)

Cash flows from investing activities:
Proceeds from sale of equipment	46	5
Additions to property, plant and equipment	(5,754)	(7,209)
Net cash used by investing activities	(5,708)	(7,204)

Cash flows from financing activities:
Payments of first lien term loan	—	(1,675)
Payments relating to capital lease obligations	(132)	(108)
Proceeds from revolving line of credit	197,900	161,200
Payments of revolving line of credit	(180,500)	(155,750)
Payments of State of Ohio loans	(772)	(728)
Proceeds from issuance of redeemable common stock	850	1,062
Payments to redeem common stock	(6,092)	(5,077)
Increase in cash overdraft	4,421	8,547
Net cash provided by financing activities	15,675	7,471

Effect of foreign exchange rate changes on cash and cash equivalents	50	(30)
Change in cash and cash equivalents	2,264	(165)
Cash and cash equivalents at beginning of period	1,817	2,720
Cash and cash equivalents at end of period	$4,081	$2,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income

Balance, January 2, 2016	6,757,898	$114,749	$(419,925)	$21,672

Net loss	—	—	(7,281)	—
Other comprehensive loss	—	—	—	(2,675)
Issuance of redeemable common stock	135,592	1,669	—	—
Redemption of redeemable common stock	(477,081)	(8,733)	2,641	—
Change in fair value and accretion of redeemable common stock	—	5,076	(5,076)	—

Balance, July 3, 2016	6,416,409	$112,761	$(429,641)	$18,997

Balance, January 3, 2015	7,205,699	$121,017	$(579,136)	$27,186

Net loss	—	—	(15,572)	—
Other comprehensive loss	—	—	—	(2,552)
Issuance of redeemable common stock	189,150	2,080	—	—
Redemption of redeemable common stock	(438,484)	(7,962)	2,885	—
Change in fair value and accretion of redeemable common stock	—	5,885	(5,885)	—

Balance, July 5, 2015	6,956,365	$121,020	$(597,708)	$24,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments made for the fair statement of comprehensive loss for the three and six months ended July 3, 2016 and July 5, 2015, the cash flows for the six months ended July 3, 2016 and July 5, 2015 and financial position at July 3, 2016 and January 2, 2016 were normal recurring adjustments. As disclosed in Note 15 to the Condensed Consolidated Financial Statements, the Company adopted Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” during the first quarter of 2016. In accordance with the guidance, $8.1 million of unamortized debt issuance costs, associated with the Company’s long-term debt, were reclassified from other assets, as previously reported on the Consolidated Balance Sheet as of January 2, 2016, to long-term debt.

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

2.    DISCONTINUED OPERATIONS

On August 3, 2015, Appvion completed the sale of the assets primarily used in the development, manufacture and sale of microencapsulation materials by the Encapsys segment of the Company (the “Encapsys Business”) to Rise Acquisition LLC (“Rise”), a Delaware limited liability company and an affiliate of Sherman Capital Holdings LLC, a Delaware limited liability company, for an aggregate purchase price of $208 million in cash, subject to working capital adjustments, and the assumption of certain liabilities (the “Sale”). Total working capital adjustments and cash expenses of the Sale were approximately $7.5 million. Of the approximate $200.5 million of net proceeds, $165 million was used immediately to repay a portion of long-term debt. In addition, proceeds of $35 million were set aside as restricted cash to be used within one year of this transaction for the specific purpose of capital investment and/or further debt reduction. As of January 2, 2016, Appvion had used this entire amount of restricted cash to repay an additional $25 million in long-term debt and $10 million for capital investment. The estimated carrying value of the net assets sold was $11.8 million. The operating results for this business for the three and six months ended July 5, 2015 have been reclassified and are now reported separately as discontinued operations.

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

The following table presents the key line items constituting income from discontinued operations for the Encapsys Business for the three and six months ended July 5, 2015 (dollars in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	July 5, 2015	July 5, 2015

Net sales	$11,781	$23,468
Cost of sales	5,110	10,257
Selling, general and administrative expenses	2,407	4,444
Income from discontinued operations	$4,264	$8,767

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following are the significant line items of the Encapsys Business impacting cash flow for the periods presented (dollars in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	July 5, 2015	July 5, 2015

Depreciation expense	$637	$1,344
Additions to property, plant and equipment	891	1,467

3.       ACCOUNTS RECEIVABLE SECURITIZATION

During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheets as of July 3, 2016 and January 2, 2016. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2016 and July 5, 2015.

Trade receivables sold to the third-party financial institution, and being serviced by Appvion, Inc., totaled $35.4 million as of July 3, 2016, for which $14.8 million in proceeds was received. Trade receivables sold to the third-party financial institution as of January 2, 2016 totaled $36.9 million, for which $18.1 million in proceeds was received. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss was recorded as a result of the sale. The fair value of the deferred purchase price notes receivable recorded as of July 3, 2016 was $19.0 million and $16.5 million as of year-end 2015 and is included in accounts receivable in the Condensed Consolidated Balance Sheets as of July 3, 2016 and January 2, 2016, respectively. The Company estimates the fair value of the deferred purchase price notes receivable using Level 3 inputs based on historical performance of similar receivables including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (30 days) of the related receivables.

Servicing fees paid for the program were $0.1 million and $0.3 million for the three- and six-month periods ended July 3, 2016, respectively, as well as for the three- and six-month periods ended July 5, 2015, respectively. Transaction costs of $0.7 million, related to the June 2014 entry into this program, were deferred and recorded on the balance sheet as other long-term assets. They are being amortized over the three-year term of the securitization agreement. The remaining balance at July 3, 2016 was $0.2 million.

4.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of July 3, 2016		As of January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$33,618	$44,665	$32,570
Patents	5,443	5,443	6,158	6,158
Customer relationships	5,365	3,437	5,365	3,342
Subtotal	55,473	$42,498	56,188	$42,070
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$78,338		$79,053

Amortization expense of intangibles from continuing operations for the three and six months ended July 3, 2016 was $0.5 million and $1.1 million, respectively. Amortization expense of intangibles from continuing operations for the three and six months ended July 5, 2015 was $0.5 million and $1.1 million, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	July 3, 2016	January 2, 2016
Finished goods	$50,787	$47,378
Raw materials	13,856	14,925
Work in process	9,906	9,300
Stores and spare parts	15,749	15,594
	$90,298	$87,197

Stores and spare parts inventory represents manufacturing supplies and equipment parts of varying age that must be available, on demand, to ensure minimal interruption of manufacturing processes. The balance is valued at average cost. All other inventories are valued using the first-in, first-out (“FIFO”) method.

6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	July 3, 2016	January 2, 2016
Land and improvements	$9,743	$9,684
Buildings and improvements	129,469	129,453
Machinery and equipment	505,801	504,338
Software	33,854	33,476
Capital leases	1,113	996
Construction in progress	11,588	6,149
	691,568	684,096
Accumulated depreciation	(479,907)	(469,227)
	$211,661	$214,869

Depreciation expense from continuing operations for the three and six months ended July  3, 2016 and July  5, 2015 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Cost of sales	$5,270	$5,450	$10,537	$10,898
Selling, general and administrative expenses	658	735	1,404	1,461
	$5,928	$6,185	$11,941	$12,359

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the Condensed Consolidated Balance Sheet, consist of the following (dollars in thousands):

	July 3, 2016	January 2, 2016
Compensation	$8,240	$6,457
Trade discounts	10,870	12,977
Workers’ compensation	2,786	3,133
Accrued insurance	1,269	1,435
Other accrued taxes	1,218	1,694
Postretirement benefits other than pension	1,869	1,869
Fox River Funding Agreement	7,443	7,271
Due on accounts receivable securitization	7,400	5,500
Other	7,907	8,705
	$49,002	$49,041

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This guidance provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers, the guidance requires five steps to be applied which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. Additionally, in March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations” to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” to clarify the guidance associated with identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at March 3, 2016 EITF Meeting” to rescind specific guidance included in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities-Oil and Gas, effective upon adoption of Topic 606. Also in May 2016, the FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” to address certain issues in the guidance regarding assessing collectability, presentation of state taxes, noncash consideration, and completed contracts and contract modifications at transition.  These ASU’s will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but no earlier than the original effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.      EMPLOYEE BENEFITS

The components of net periodic benefit cost (gain) associated with the defined benefit pension plans include the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015

Service cost	$1,371	$1,503	$2,742	$3,006
Interest cost	4,708	4,546	9,416	9,092
Expected return on plan assets	(5,249)	(5,876)	(10,498)	(11,752)
Amortization of prior service credit	(598)	(655)	(1,196)	(1,310)
Net periodic benefit cost (gain)	$232	$(482)	$464	$(964)

The Company does not expect to contribute any cash to its funded pension plan in 2016.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton, Ohio represented manufacturing employees, where the collective bargaining agreement expired on April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees at the Kansas City, Kansas distribution center and West Carrollton, Ohio plant, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company.     In addition, during first quarter 2012 there was a workforce reduction at the West Carrollton, Ohio plant resulting from the cessation of papermaking activities. As a result, the Company recorded $25.0 million of expense in 2012 representing its estimated cost to satisfy a complete withdrawal liability under the terms of the plan’s trust agreement, with a payment period that began January 2014 and could extend for up to 20 years, discounted in accordance with ASC Section 450-20-S99-1. Payments of $0.5 million and $1.1 million were made during second quarter 2016 and the first six months 2016, respectively, resulting in recorded interest expense of $0.3 million and $0.6 million for each of the two periods, respectively, and a $0.5 million reduction of the reserve since year-end 2015. Of the $22.9 million reserve, $0.9 million is classified as short-term and $22.0 million is classified as long-term within the Condensed Consolidated Balance Sheet at July 3, 2016.

10.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The components of other postretirement benefit (gain) cost include the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015

Service cost	$16	$69	$32	$138
Interest cost	250	320	500	640
Amortization of prior service credit	(317)	(291)	(634)	(582)
Net periodic benefit (gain) cost	$(51)	$98	$(102)	$196

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Long-Term Stock Appreciation Rights Plan (“SAR” Plan). As of January 3, 2010, the Company adopted the Long-Term Restricted Stock Unit Plan ("RSU" Plan). Both plans utilize phantom units. The value of a unit in the SAR Plan is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. The value of a unit in the RSU Plan is based on the value of PDC common stock, as determined by the ESOP trustee. As of the end of second quarter 2016, the fair market value of one share of PDC common stock was $13.70.

As of year-end 2015, 143,818 RSU units became vested and exercisable. In accordance with the RSU Plan, payment for these RSU’s was made in February 2016. During the first half of 2016, 130,850 additional units were granted under the RSU Plan. Due to terminations of employment, 66,440 unvested units were forfeited during the current year quarter.  A balance of 280,567 RSU units remains as of July 3, 2016. Approximately $0.4 million and $0.7 million of expense, related to this RSU Plan, was recorded during each of the three- and six-month periods ended July 3, 2016, respectively. Approximately $0.7 million and $1.0 million of expense, related to this plan, was recorded during the three- and six-month periods ended July 5, 2015, respectively. During the first six months of 2016, 310,150 additional units were granted under the SAR Plan. Approximately $0.6 million of expense, related to this plan, was recorded in both the three- and six-month periods ended July 3, 2016. Approximately $0.1 million of expense, related to this plan, was recorded in both the three- and six- month periods ended July 5, 2015. As of July 3, 2016, total unrecognized stock-based compensation expense relating to unvested long-term restricted employee stock units was $2.3 million. This amount is expected to be recognized over the weighted-average period of 2.1 years.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. In March 2013, the board adopted the Appvion, Inc. Non-Employee Director Deferred Compensation Plan to formalize the terms of the agreement. Approximately $0.2 million and $0.3 million of expense, related to this plan, was recorded during the three-and six-month periods ended July 3, 2016, respectively.  Approximately $0.3 million and $0.4 million of expense, related to this plan, was recorded during the three- and six-month periods ended July 5, 2015, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.      COMMITMENTS AND CONTINGENCIES

Lower Fox River

Appvion Caps Potential Liability.  On September 30, 2014, Appvion entered into a Funding Agreement with NCR Corporation (“NCR”), B.A.T. Industries, p.l.c. (“BAT”) and Windward Prospects Ltd (“Windward”) relating to clean-up costs for the Lower Fox River and certain potential future sites. Under the Funding Agreement, the parties paid the following amounts on September 30, 2014 toward historical Fox River Costs (as defined in the Funding Agreement) incurred by NCR through September 1, 2014:  BAT ‑ $77.08 million; Windward ‑ $10 million; and Appvion ‑ $6 million.  In addition, BTI 2014 LLC, a wholly owned subsidiary of BAT (“BTI”), is responsible for funding 50% of the Fox River Costs incurred by NCR after September 1, 2014.  The parties also agreed:  (a) to vigorously pursue reasonable and viable claims against certain third parties and to deposit any recoveries therefrom into BTI; and (b) that any funds remaining in BTI after paying BAT and NCR for any unreimbursed funding of Fox River Costs would be used to fund 60% of any Future Sites Costs, as defined in the Funding Agreement.

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

As a result of the Funding Agreement, $24.0 million of expense was recorded as selling, general and administrative expense in the Consolidated Statements of Comprehensive (Loss) Income for the year ended January 3, 2015. This expense represents the total of the four payments expected to be made with respect to Fox River costs, as discussed above, with the first payment made on September 30, 2014, the second payment made on February 2, 2015, the third payment made on September 1, 2015 and the last payment due September 1, 2016, discounted to reflect the long-term nature of the liability. A short-term liability of $7.4 million is recorded in other accrued liabilities on the Condensed Consolidated Balance Sheet as of July 3, 2016. The total of these liabilities will be accreted to the full liability of $25.0 million during the course of the payment schedule.

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

13.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense was $0.4 million for each of the three-month periods ended July  3, 2016 and  July 5, 2015. The Company’s matching contributions charged to expense were $0.9 million and $1.1 million for the six-month periods ended July 3, 2016 and July 5, 2015, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 477,081 shares of PDC redeemable common stock were repurchased during the first six months of 2016 at an aggregate price of approximately $6.1 million.  During the same period, the ESOP trustee purchased 69,090 shares of PDC redeemable common stock for an aggregate price of $0.9 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for the same period resulted in an additional 66,502 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications and employee terminations, 438,484 shares of PDC redeemable common stock were repurchased during the first six months of 2015 at an aggregate price of approximately $5.1 million. During the same period, the ESOP trustee purchased 96,574 shares of PDC redeemable common stock for an aggregate price of $1.1 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for the same period resulted in an additional 92,576 shares of redeemable common stock being issued.

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

As of July 3, 2016, the fair market value of one share of PDC common stock was $13.70.  Based on the estimated fair value of the redeemable common stock at July  3, 2016, an ultimate redemption liability of approximately $88 million was determined. The redeemable common stock recorded book value as of July  3, 2016,  was $113 million. The change in fair value and accretion of redeemable common stock was $5.1 million for the six months ended July 3, 2016.

Based on the estimated fair value of the redeemable common stock at July 5, 2015, an ultimate redemption liability of approximately $90 million was determined. The redeemable common stock recorded book value as of July 5, 2015 was $121 million. The change in fair value and accretion of redeemable common stock was $5.9 million for the six months ended July 5, 2015.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are designed to hedge the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $18.9 million as of July 3, 2016. These contracts have settlement dates extending through December 2016.

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

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	July 3, 2016	January 2, 2016
Foreign currency exchange derivatives	Accounts receivable	$232	$430
Foreign currency exchange derivatives	Other accrued liabilities	(161)	—
Interest rate swap	Other long-term liabilities	(4,044)	(3,501)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three- and six-months ended July 3, 2016 and July  5, 2015 and (gains) losses initially recognized in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of
	Comprehensive	For the Three	For the Three	For the Six	For the Six
	Loss	Months Ended	Months Ended	Months Ended	Months Ended
Designated as a Hedge	Location	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Foreign currency exchange derivatives	Net sales	$(12)	$(447)	$(34)	$(1,156)

Gains recognized in accumulated
other comprehensive income				(58)	(118)

Interest rate swap	Interest expense	389	259	779	640

Losses recognized in accumulated
other comprehensive income				3,973	3,430

Not Designated as a Hedge
Natural gas collar	Cost of sales	—	(40)	—	208

For a discussion of the fair value of financial instruments, see Note 16, Fair Value Measurements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	July 3,	January 2,
	2016	2016
Revolving credit facility at approximately 7.5% base rate and 5.5% Euro rate	$27,000	$9,600
Unamortized debt issuance costs	(699)	(875)

Secured variable rate industrial development bonds, 0.4% average interest rate at
July 3, 2016, due in 2027	6,000	6,000
Unamortized debt issuance costs	(56)	(59)

State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	1,290	1,905
Unamortized debt issuance costs	(23)	(34)
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	948	1,105
Columbia County, Wisconsin municipal debt due December 2019	300	300
First lien term loan at 6.25%, due June 2019	158,300	158,300
Unamortized discount	(861)	(992)
Unamortized debt issuance costs	(1,990)	(2,291)

Second lien senior secured notes at 9.0%, due June 2020	250,000	250,000
Unamortized discount	(2,510)	(2,769)
Unamortized debt issuance costs	(4,406)	(4,860)

	433,293	415,330
Less obligations due within one year	(1,567)	(1,567)
	$431,726	$413,763

During the first six months of 2016, the Company made mandatory debt repayments of $0.8 million on its State of Ohio loans. The Company also borrowed $197.9 million and repaid $180.5 million on its revolving credit facility, leaving an outstanding balance at quarter-end of $27.0 million. Approximately $17.0 million of the revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder, which, in accordance with its debt covenants, left approximately $8.9 million of unused borrowing capacity under its revolving credit facility. No amounts were drawn by beneficiaries under the outstanding letters of credit.

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

The Credit Agreement ranks senior in right of payment to all existing and future subordinated indebtedness of Appvion and is secured by security interests in substantially all of the property and assets of Appvion and the debt guarantors. As noted above, the maturity date of the revolving credit facility is June 28, 2018 and the maturity date of the first lien term loan is June 28, 2019. The Credit Agreement is unconditionally, and jointly and severally, guaranteed by PDC,  Appvion Canada, Ltd. and APVN Holdings LLC. It contains covenants customary for similar credit facilities. Affirmative and negative covenants under the Credit Agreement restrict Appvion’s ability and the ability of Appvion’s subsidiaries, subject to certain exceptions, to incur additional indebtedness and liens, engage in sale and leaseback transactions, make investments, make loans and advances, transact certain asset sales, engage in mergers, acquisitions, consolidations, liquidations and dissolutions, pay dividends or make other payments in respect of equity interests and other restricted payments, engage in certain transactions with affiliates, limit capital expenditures and make prepayments, redemptions and repurchases of other indebtedness.

On June 24, 2016, Appvion, PDC, Jefferies Finance LLC, as administrative agent, Fifth Third Bank, as revolver agent, swing line lender and L/C issuer, and the lenders party to the Credit Agreement entered into a Fourth Amendment (the “Fourth Amendment”) to its Credit Agreement dated June 28, 2013. The Fourth Amendment amends the definition of Consolidated EBITDA to provide for an additional add-back to Consolidated Net Income for cash, fees and/or expenses paid or incurred in connection with certain financial and advisory services provided to the Company and Appvion in an aggregate amount not to exceed $6,500,000.

On August 3, 2015, Appvion, PDC,  Jefferies Finance LLC, as administrative agent, Fifth Third Bank, as revolver agent, swing line lender and L/C issuer, and the lenders party to the Credit Agreement entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment became effective simultaneously with the closing of the Sale of the Encapsys Business. Upon its effectiveness, the Third Amendment, among other things, (i) permitted the Company to consummate the Sale of the Encapsys Business and provided for the corresponding release of liens on the Encapsys Business, (ii) required that not less than $165 million of the net proceeds be applied to prepay the revolving credit loans and the term loans under the Credit Agreement and provided that the remainder of the net proceeds be reinvested or otherwise applied to further prepay indebtedness in accordance with the Credit Agreement, (iii) provided for a permanent reduction of the revolving credit facility commitments from $100 million to $75 million, (iv) required the payment of a consent fee equal to 0.175% of the aggregate principal amount of loans and commitments, (v) added the pricing grid discussed above and (vi) further conformed certain terms and covenants under the Credit Agreement to account for the Sale of the Encapsys Business and the transactions contemplated thereby.

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

16.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	July 3, 2016		January 2, 2016
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
First lien term loan	$155,449	$150,786	$155,017	$144,166
Second lien notes	243,084	141,596	242,371	96,948
Revolving credit facility	26,301	26,301	8,725	8,725
State of Ohio loans	2,215	2,215	2,976	2,976
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	5,944	5,944	5,941	5,941
	$433,293	$327,142	$415,330	$259,056

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

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities were reasonable estimates of fair value as of July  3, 2016 and January 2, 2016.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

17.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers and thermal papers. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest expense, net, foreign exchange loss (gain) and other expense. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Net sales
Carbonless papers	$72,810	$83,159	$151,393	$172,456
Thermal papers	100,741	82,999	202,698	177,611
Total	$173,551	$166,158	$354,091	$350,067

Operating income (loss)
Carbonless papers	$1,808	$6,541	$9,302	$15,078
Thermal papers	4,861	(4,616)	8,750	(6,580)
	6,669	1,925	18,052	8,498
Unallocated corporate charges	(2,778)	(3,368)	(4,600)	(5,608)
Total	$3,891	$(1,443)	$13,452	$2,890

Depreciation and amortization (A)
Carbonless papers	$3,344	$3,533	$6,739	$7,049
Thermal papers	3,146	3,180	6,305	6,358
	6,490	6,713	13,044	13,407
Unallocated corporate charges	101	43	202	94
Total	$6,591	$6,756	$13,246	$13,501

(A)

Depreciation and amortization from continuing operations are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the six months ended July 3, 2016 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, January 2, 2016	$24,742	$(3,070)	$21,672

Other comprehensive loss before reclassifications	—	(1,590)	(1,590)
Amounts recorded in accumulated other
comprehensive income	(1,830)	745	(1,085)
Net other comprehensive loss	(1,830)	(845)	(2,675)
Balance, July 3, 2016	$22,912	$(3,915)	$18,997

The changes in accumulated other comprehensive income by component for the six months ended July 5, 2015 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total

Balance, January 3, 2015	$29,837	$(2,651)	$27,186

Other comprehensive loss before reclassifications	—	(144)	(144)
Amounts recorded in accumulated other
comprehensive income	(1,892)	(516)	(2,408)
Net other comprehensive loss	(1,892)	(660)	(2,552)
Balance, July 5, 2015	$27,945	$(3,311)	$24,634

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Details about these reclassifications are as follows (dollars in thousands):

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income

	For the Three	For the Three	For the Six	For the Six		Affected Line Item
Details about Accumulated	Months Ended	Months Ended	Months Ended	Months Ended		in Condensed Consolidated
Other Comprehensive	July 3,	July 5,	July 3,	July 5,		Statements of
Income Components	2016	2015	2016	2015		Comprehensive Loss

Change in retiree plans
Amortization of prior service credit	$915	$946	$1,830	$1,892	(a)

Hedging activities
Foreign exchange contracts	$12	$447	$34	$1,156		Net sales
Interest rate swap	(389)	(259)	(779)	(640)		Interest expense
	$(377)	$188	$(745)	$516

Total reclassifications for the period	$538	$1,134	$1,085	$2,408

(a)

These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9, Employee Benefits, and Note 10, Postretirement Benefit Plans other than Pension.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appvion, Inc. and its 100%-owned subsidiaries (collectively “Appvion”).

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC for the quarter ended July 3, 2016. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended January 2, 2016, the Consolidated Financial Statements and related Notes included therein.

Executed Fourth Amendment to the Credit Agreement

On June 24, 2016, Appvion, PDC, Jefferies Finance LLC, as administrative agent, Fifth Third Bank, as revolver agent, swing line lender and L/C issuer, and the lenders party to the Credit Agreement entered into a Fourth Amendment (the “Fourth Amendment”) to its Credit Agreement dated June 28, 2013. The Fourth Amendment amends the definition of Consolidated EBITDA to provide for an additional add-back to Consolidated Net Income for cash, fees and/or expenses paid or incurred in connection with certain financial and advisory services provided to the Company and Appvion in an aggregate amount not to exceed $6,500,000.

Financial Highlights

Second quarter 2016 net sales of $173.6 million were $7.4 million, or 4.5%, higher than second quarter 2015 net sales of $166.2 million largely due to higher shipment volumes and favorable product pricing, though the unfavorable effect of foreign currency translation had a slight negative impact on net sales as the U.S. Dollar strengthened against most major currencies.  Shipment volumes were approximately 1% higher than the same period in 2015. Current quarter thermal papers net sales of $100.8 million were $17.7 million higher with shipment volumes nearly 16% higher than the same prior year period. Second quarter carbonless papers sales of $72.8 million were $10.3 million lower with shipment volumes approximately 14% lower than second quarter 2015.

Second quarter 2016 gross profit of $30.3 million was $3.1 million higher than second quarter 2015 and current quarter gross margin increased to 17.5% from the prior year margin of 16.4%. This was largely due to improved pricing in the thermal papers business, as well as continued improvements in operating performance and execution of cost savings initiatives. Current quarter selling, general and administrative (“SG&A”) expenses were $2.2 million, or 7.7%, lower than the previous year quarter primarily due to lower distribution costs and professional fees.

During the second quarter of 2016, the Company recorded a net loss from continuing operations of $6.9 million compared to a net loss from continuing operations of $14.1 million in second quarter 2015. Current year results include a $2.4 million decrease in interest expense.

Comparison of Unaudited Results of Operations for the Quarters Ended July 3, 2016 and July 5, 2015

	For the Quarter Ended
	July 3,	July 5,	Increase
	2016	2015	(Decrease)
	(dollars in millions)

Net sales	$173.6	$166.2	4.5%
Cost of sales	143.3	139.0	3.1%

Gross profit	30.3	27.2	11.4%

Selling, general and administrative expenses	26.4	28.6	(7.7)%

Operating income (loss)	3.9	(1.4)	378.6%

Interest expense, net	10.2	12.6	(19.0)%
Other non-operating expense, net	0.5	0.1	(400.0)%

Loss from continuing operations before income taxes	(6.8)	(14.1)	51.8%
Provision for income taxes	0.1	—	NM

Loss from continuing operations	(6.9)	(14.1)	51.1%

Discontinued operations
Income from discontinued operations	—	4.3	(100.0)%
Net loss	$(6.9)	$(9.8)	29.6%

Comparison as a percentage of net sales
Cost of sales	82.5%	83.6%	(1.1)%
Gross margin	17.5%	16.4%	1.1%
Selling, general and administrative expenses	15.3%	17.2%	(1.9)%
Operating margin	2.2%	(0.8)%	3.0%
Loss from continuing operations before income taxes	(3.9)%	(8.5)%	4.6%
Net loss	(4.0)%	(5.9)%	1.9%

Net sales for second quarter 2016 were $173.6 million, an increase of $7.4 million, or 4.5%, compared to the same prior year period. Shipment volumes were approximately 1% higher than second quarter 2015. Current quarter thermal papers net sales of $100.8 million were $17.7 million higher with shipment volumes nearly 16% higher than the prior year period. Second quarter carbonless papers sales of $72.8 million were $10.3 million lower with shipment volumes approximately 14% lower than second quarter 2015.

Second quarter 2016 operating income of $3.9 million compared to an operating loss of $1.4 million in second quarter 2015. This increase in earnings was largely due to improved pricing in the thermal papers business, as well as continued improvements in operating performance and execution of cost savings initiatives. Current quarter SG&A expenses were $2.2 million, or 7.7%, lower than the previous year quarter primarily due to lower distribution costs and professional fees.

Comparison of Unaudited Results of Operations for the Six Months Ended July 3, 2016 and July 5, 2015

	For the Six Months Ended
	July 3,	July 5,	Increase
	2016	2015	(Decrease)
	(dollars in millions)

Net sales	$354.1	$350.1	1.1%
Cost of sales	287.6	290.4	(1.0)%

Gross profit	66.5	59.7	11.4%

Selling, general and administrative expenses	53.0	56.8	(6.7)%

Operating income	13.5	2.9	365.5%

Interest expense, net	20.4	25.4	(19.7)%
Other non-operating expense, net	0.2	1.7	(88.2)%

Loss from continuing operations before income taxes	(7.1)	(24.2)	70.7%
Provision for income taxes	0.2	0.1	100.0%

Loss from continuing operations	(7.3)	(24.3)	70.0%

Discontinued operations
Income from discontinued operations	—	8.7	(100.0)%
Net loss	$(7.3)	$(15.6)	53.2%

Comparison as a percentage of net sales
Cost of sales	81.2%	82.9%	(1.7)%
Gross margin	18.8%	17.1%	1.7%
Selling, general and administrative expenses	15.0%	16.2%	(1.2)%
Operating margin	3.8%	0.8%	3.0%
Loss from continuing operations before income taxes	(2.0)%	(6.9)%	4.9%
Net loss	(2.1)%	(4.5)%	2.4%

First half 2016 net sales of $354.1 million were $4.0 million, or 1.1%, higher than first half 2015 net sales of $350.1 million. Net sales of $202.7 million recorded in the Company’s thermal papers business were $25.1 million, or 14.1%, higher than in first half 2015. Carbonless papers net sales of $151.4 million were down 12.2% from the prior year period.

The Company recorded operating income of $13.5 million for the first six months of 2016 compared to operating income of $2.9 million for the same period last year. Favorable pricing and product mix in the thermal papers business and lower spending associated with annual maintenance downtime taken at the Roaring Spring, Pennsylvania mill, as well as continued improvements in operating performance and execution of cost savings initiatives, contributed to the year-over-year improvement. Year-to-date SG&A expenses were $3.8 million, or 6.7%, lower when compared to 2015 largely due to lower distribution costs, professional fees and compensation expense.

The Company reported a net loss from continuing operations of $7.3 million for the first six months of 2016 compared to a net loss from continuing operations of $24.3 million reported for the same period last year. In addition to the items noted above, year-to-date interest expense decreased $5.0 million to $20.4 million as the Company used proceeds from the third quarter 2015 sale of the Encapsys Business to repay $170.0 million of first lien term debt. Also, during the first six months of the current year, the Company recorded a foreign exchange gain of $0.3 million, compared to a $1.2 million loss in the prior year period, due to fluctuations in the Euro and the Canadian dollar as they relate to the conversion of non-U.S. Dollar denominated receipts and net assets to U.S. Dollars.

Business Segment Discussion

Second quarter 2016 net sales were $173.6 million, $7.4 million higher than second quarter 2015 net sales of $166.2 million. First half 2016 net sales were $354.1 million, $4.0 million higher than first half 2015 net sales of $350.1 million. Second quarter 2016 operating income of $3.9 million compared to a second quarter 2015 operating loss of $1.4 million. First half 2016 operating income of $13.5 million compared to first half 2015 operating income of $2.9 million. The year-on-year operating income variance was the result of the following (dollars in millions):

	For the Three	For the Six
	Months Ended	Months Ended
	July 3, 2016 v.	July 3, 2016 v.
	the Three Months	the Six Months
	Ended July 5, 2015	Ended July 5, 2015
Favorable manufacturing costs	$2.1	$7.3
Favorable price and mix	6.3	7.1
Lower SG&A and other	1.0	2.2
Reduced downtime at the Roaring Spring Mill	0.1	2.2
Lower retiree benefit plan mark-to-market loss	—	1.5
Unfavorable foreign exchange	(0.9)	(2.7)
Lower shipment volumes	(3.3)	(7.0)
	$5.3	$10.6

Thermal Papers

•

Second quarter 2016 thermal papers net sales totaled $100.8 million, an increase of $17.7 million, or 21.4%, compared to the same prior year period. In addition, shipment volumes were nearly 16% higher than in second quarter 2015 due to new customer gains, as well as increased shipments to existing customers, in both tag, label and entertainment (“TLE”) and receipt paper. Current quarter shipments of TLE were approximately 11% higher than in second quarter 2015 and shipments of receipt paper increased approximately 23% compared to the same period last year. In addition to the positive impact of volume increases, net sales also benefited from favorable TLE and receipt paper pricing.

•

During the first six months of 2016, thermal papers net sales totaled $202.7 million, an increase of $25.1 million, or 14.1%, from the same prior year period. Year-to-date shipment volumes were approximately 11% higher than the same period last year with TLE and receipt paper volumes increasing approximately 10% and 12%, respectively. In addition to year-on-year volume increases, net sales also benefited from favorable receipt paper pricing.

•

The thermal papers segment recorded second quarter 2016 operating income of $4.9 million. This compared to a second quarter 2015 operating loss of $4.6 million. Higher shipment volumes positively impacted earnings by $3.2 million and pricing and product mix were $3.2 million favorable. Continued improvements in operating performance and execution of cost savings initiatives, as well as lower SG&A and other spending, added $3.1 million to second quarter 2016 earnings when compared to the same quarter last year. Momentum of recent quarters remained strong with second quarter 2016 operating income beating first quarter operating income by 25%.

•

During the first six months of 2016, the thermal papers segment recorded operating income of $8.8 million compared to an operating loss of $6.6 million for the same period last year. Current year-to-date earnings were $4.7 million higher due to increased shipment volumes. In addition, pricing and product mix were $5.2 million favorable, partially offset by unfavorable foreign currency of $2.0 million. Continued improvements in operating performance and execution of cost savings initiatives, as well as lower SG&A and other spending, added $7.5 million to year-to-date 2016 earnings when compared to the same period last year.

Carbonless Papers

•

Second quarter 2016 carbonless net sales totaled $72.8 million, a decrease of $10.3 million, or 12.4%, from the same prior year period. Current quarter shipment volumes were approximately 14% lower than second quarter 2015. During the first six months of 2016, carbonless net sales totaled $151.4 million, a decrease of $21.1 million, or 12.2% from prior year. Year-to-date 2016 carbonless shipment volumes were down approximately 12% compared to last year. Despite volume declines in this segment, specialty papers growth is gaining traction. Second quarter 2016 shipment volumes of specialty papers was nearly 14% higher than the same quarter last year while current year-to-date volumes were over 8% higher than the first six months of 2015.

•

Second quarter 2016 carbonless papers recorded operating income of $1.8 million compared to operating income of $6.5 million reported in second quarter 2015. Current year earnings were $6.5 million lower due to reduced shipment volumes. This was partially offset by favorable pricing and product mix of $2.2 million. During the first six months of 2016, operating income of $9.3 million was reported compared to $15.1 million of operating income for the same period in 2015. Year-to-date manufacturing operations were $3.0 million favorable, SG&A and other spending was lower by $1.7 million and pricing and product mix was favorable by $1.2 million. This was more than offset by an $11.7 million shortfall due to lower shipment volumes.

Unallocated Corporate Charges

•

Unallocated corporate charges totaled $2.8 million in second quarter 2016 and $3.3 million in second quarter 2015. Year-to-date 2016 expense was $4.6 million compared to $5.6 million for the first six months of 2015.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects cash on hand, internally-generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At July 3, 2016, the Company had $4.1 million of cash and, in accordance with its debt covenants, approximately $8.9 million of unused borrowing capacity under its revolving credit facility. At that date, the revolving credit facility had an outstanding balance of $27.0 million compared to $9.6 million at year-end 2015. Approximately $17.0 million of the revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder. Due to the required adoption of new accounting guidance, $8.1 million of unamortized debt issuance costs were reclassified from other assets to long-term debt on the year-end 2015 Condensed Consolidated Balance Sheet as of January 2, 2016, resulting in restated net debt (total debt less cash) of $413.5 million. At the end of second quarter 2016, net debt was $429.2 million.

Management reported that the Company was in compliance with all debt covenants at July 3, 2016, and is forecasted to remain in compliance for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any such amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the Company’s non-compliance with the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing in such circumstances. Failure to secure alternative financing would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash used by operating activities during the first six months of 2016 was $7.8 million compared to $0.4 million of net cash used during the same period in 2015. In addition to a net loss of $7.3  million, noncash charges totaling $15.0 million were recorded. Noncash charges included $13.2 million of depreciation and amortization of intangible assets, $0.4 million of foreign exchange gain, $0.9 million of noncash employer matching contributions to the KSOP and $1.3 million of other noncash charges. During the first half of 2016, working capital increased by $15.2 million. This was largely the result of a $9.6 million decrease in accounts payable and other accrued liabilities, a $3.9 million increase in accounts receivable and a $3.0 million increase in inventory slightly offset by a $1.3 million decrease in other current assets.

Cash Flows from Investing Activities. During the first six months of 2016, $5.7 million of cash was used for the acquisition of property, plant and equipment. This compared to $7.2 million of cash used last year for the acquisition of property, plant and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities during the first half of 2016 was $15.7 million compared to $7.5 million of cash provided during the prior year period. During the current period, the Company borrowed a net $17.4 million on its revolving credit facility. Also, during the first half of 2016, the Company made mandatory debt repayments of $0.8 million on its State of Ohio loans. First half proceeds from the issuance of PDC redeemable common stock totaled $0.9 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2016. Payments to redeem PDC stock were $6.1 million during this same period. In addition, cash overdrafts increased $4.4 million during the first six months of 2016. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

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

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 3, 2016.

Changes in Internal Control over Financial Reporting

         There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 2, 2016, as well as in the Quarterly Report on Form 10-Q for the current quarter ended July 3, 2016, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: August 12, 2016	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)