Form 10-Q
period 2016-10-02
PAPERWEIGHT DEVELOPMENT CORP
filed 2016-11-10
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2016

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

As of November 1, 2016,  6,416,315 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp. were held by non-affiliates.

Documents incorporated by reference: None.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	October 2,	January 2,
	2016	2016
ASSETS
Current assets
Cash and cash equivalents	$3,685	$1,817
Accounts receivable, less allowance for doubtful accounts of $913 and $1,073, respectively	46,861	41,573
Inventories	85,761	87,197
Other current assets	2,793	4,738
Total current assets	139,100	135,325

Property, plant and equipment, net	210,041	214,869
Intangible assets, net	35,269	36,983
Other assets	9,725	11,253
Total assets	$394,135	$398,430

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt, net	$5,792	$1,567
Accounts payable	44,763	51,064
Accrued interest	9,148	2,814
Other accrued liabilities	46,603	49,041
Total current liabilities	106,306	104,486

Long-term debt, net	428,291	413,763
Postretirement benefits other than pension	20,706	22,581
Accrued pension	111,006	105,750
Other long-term liabilities	33,461	35,354
Commitments and contingencies (Note 12)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 6,416,315 and
6,757,898, respectively	112,760	114,749
Accumulated deficit	(436,851)	(419,925)
Accumulated other comprehensive income	18,456	21,672
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$394,135	$398,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(dollars in thousands)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015

Net sales	$169,189	$180,591	$523,280	$530,658

Cost of sales	139,852	147,721	427,486	438,137

Gross profit	29,337	32,870	95,794	92,521

Selling, general and administrative expenses	25,917	28,701	78,922	85,462

Operating income	3,420	4,169	16,872	7,059

Other expense
Interest expense, net	10,179	11,094	30,550	36,446
Debt modification/extinguishment expense	—	3,605	—	3,605
Foreign exchange loss (gain)	95	210	(223)	1,418
Other expense	280	266	802	786

Loss from continuing operations before income taxes	(7,134)	(11,006)	(14,257)	(35,196)

Provision for income taxes	76	17	234	167

Loss from continuing operations	(7,210)	(11,023)	(14,491)	(35,363)

Discontinued operations
Income from discontinued operations, net of income taxes	—	2,983	—	11,750
Gain on sale, net of income taxes	—	188,921	—	188,921
Income from discontinued operations, net of income taxes	—	191,904	—	200,671

Net (loss) income	(7,210)	180,881	(14,491)	165,308

Other comprehensive loss:
Changes in retiree plans	(913)	(946)	(2,743)	(2,838)
Unrealized gains (losses) on derivatives	372	(803)	(473)	(1,463)
Total other comprehensive loss	(541)	(1,749)	(3,216)	(4,301)

Comprehensive (loss) income	$(7,751)	$179,132	$(17,707)	$161,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands)

	October 2,	October 4,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(14,491)	$165,308
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation	17,935	19,824
Amortization of intangible assets and other	1,968	1,714
Amortization of financing fees	1,429	1,526
Amortization of debt discount	591	720
Employer 401(k) noncash matching contributions	1,245	1,509
Foreign exchange (gain) loss	(260)	1,468
Gain on sale of Encapsys	—	(188,921)
Debt modification expense	—	3,605
Loss on disposals of equipment	46	1,198
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(5,521)	3,546
Inventories	1,647	13,048
Other current assets	1,950	3,264
Accounts payable and other accrued liabilities	(7,838)	(30,214)
Accrued pension	3,463	(1,948)
Other, net	(3,309)	(6,189)
Net cash provided (used) by operating activities	(1,145)	(10,542)

Cash flows from investing activities:
Proceeds from sale of equipment	46	8
Net change in cash due to sale of Encapsys	—	200,514
Increase in restricted cash	—	(4,276)
Additions to property, plant and equipment	(11,521)	(12,623)
Net cash provided (used) by investing activities	(11,475)	183,623

Cash flows from financing activities:
Debt acquisition costs	—	(850)
Payments of first lien term loan	—	(172,512)
Payments relating to capital lease obligations	(208)	(159)
Proceeds from revolving line of credit	271,400	262,400
Payments of revolving line of credit	(258,000)	(265,350)
Payments of State of Ohio loans	(1,167)	(1,100)
Proceeds from issuance of redeemable common stock	850	1,062
Payments to redeem common stock	(6,093)	(5,077)
Increase in cash overdraft	7,669	8,108
Net cash provided (used) by financing activities	14,451	(173,478)

Effect of foreign exchange rate changes on cash and cash equivalents	37	(50)
Change in cash and cash equivalents	1,868	(447)
Cash and cash equivalents at beginning of period	1,817	2,720
Cash and cash equivalents at end of period	$3,685	$2,273

Noncash activities: In September 2016, Appvion entered into a $4.5 million promissory note related to the Fox River Funding Agreement, and reclassified the amount due to short-term debt. The impact of this is included in the operating activities section of the Consolidated Statement of Cash Flows.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income

Balance, January 2, 2016	6,757,898	$114,749	$(419,925)	$21,672

Net loss	—	—	(14,491)	—
Other comprehensive loss	—	—	—	(3,216)
Issuance of redeemable common stock	135,592	1,669	—	—
Redemption of redeemable common stock	(477,175)	(8,734)	2,641	—
Change in fair value and accretion of redeemable common stock	—	5,076	(5,076)	—

Balance, October 2, 2016	6,416,315	$112,760	$(436,851)	$18,456

Balance, January 3, 2015	7,205,699	$121,017	$(579,136)	$27,186

Net income	—	—	165,308	—
Other comprehensive loss	—	—	—	(4,301)
Issuance of redeemable common stock	189,150	2,080	—	—
Redemption of redeemable common stock	(438,484)	(7,962)	2,885	—
Change in fair value and accretion of redeemable common stock	—	5,885	(5,885)	—

Balance, October 4, 2015	6,956,365	$121,020	$(416,828)	$22,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments made for the fair statement of comprehensive (loss) income for the three and nine months ended October 2, 2016 and October 4, 2015, the cash flows for the nine months ended October 2, 2016 and October 4, 2015 and financial position at October 2, 2016 and January 2, 2016 were normal recurring adjustments. As disclosed in Note 15 to the Condensed Consolidated Financial Statements, the Company adopted Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” during the first quarter of 2016. In accordance with the guidance, $8.1 million of unamortized debt issuance costs, associated with the Company’s long-term debt, were reclassified from other assets, as previously reported on the Consolidated Balance Sheet as of January 2, 2016, to long-term debt.

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

2.    DISCONTINUED OPERATIONS

On August 3, 2015, Appvion completed the sale of the assets primarily used in the development, manufacture and sale of microencapsulation materials by the Encapsys segment of the Company (the “Encapsys Business”) to Rise Acquisition LLC (“Rise”), a Delaware limited liability company and an affiliate of Sherman Capital Holdings LLC, a Delaware limited liability company, for an aggregate purchase price of $208 million in cash, subject to working capital adjustments, and the assumption of certain liabilities (the “Sale”). Total working capital adjustments and cash expenses of the Sale were approximately $7.5 million. Of the approximate $200.5 million of net proceeds, $165 million was used immediately to repay a portion of long-term debt. In addition, proceeds of $35 million were set aside as restricted cash to be used within one year of this transaction for the specific purpose of capital investment and/or further debt reduction. As of January 2, 2016, Appvion had used this entire amount of restricted cash to repay an additional $25 million in long-term debt and $10 million for capital investment. The estimated carrying value of the net assets sold was $11.8 million. The operating results for this business for the three and nine months ended October 4, 2015 have been reclassified and are now reported separately as discontinued operations.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the key line items constituting income from discontinued operations for the Encapsys Business for the three and nine months ended October 4, 2015 (dollars in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	October 4, 2015	October 4, 2015
Net sales	$4,795	$28,263
Cost of sales	1,440	11,697
Selling, general and administrative expenses	372	4,816
Income from discontinued operations	2,983	11,750

Gain on sale	188,921	188,921
Income from discontinued operations	$191,904	$200,671

The following are the significant line items of the Encapsys Business impacting cash flow for the periods presented (dollars in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	October 4, 2015	October 4, 2015
Depreciation (recovery) expense	$(377)	$967
Additions to property, plant and equipment	815	2,282

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.       ACCOUNTS RECEIVABLE SECURITIZATION

During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheets as of October 2, 2016 and January 2, 2016. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2016 and October 4, 2015.

Trade receivables sold to the third-party financial institution, and being serviced by Appvion, Inc., totaled $33.6 million as of October 2, 2016, for which $10.7 million in proceeds was received. Trade receivables sold to the third-party financial institution as of January 2, 2016 totaled $36.9 million, for which $18.1 million in proceeds was received. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss was recorded as a result of the sale. The fair value of the deferred purchase price notes receivable recorded as of October 2, 2016 was $21.1 million and $16.5 million as of year-end 2015 and is included in accounts receivable in the Condensed Consolidated Balance Sheets as of October 2, 2016 and January 2, 2016, respectively. The Company estimates the fair value of the deferred purchase price notes receivable using Level 3 inputs based on historical performance of similar receivables including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (30 days) of the related receivables.

Servicing fees paid for the program were $0.1 million and $0.4 million for the three- and nine-month periods ended October 2, 2016, respectively, as well as for the three- and nine-month periods ended October 4, 2015, respectively. Transaction costs of $0.7 million, related to the June 2014 entry into this program, were deferred and recorded on the balance sheet as other long-term assets. They are being amortized over the three-year term of the securitization agreement, ending June 2017. The remaining balance at October 2, 2016 was $0.2 million.

4.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of October 2, 2016		As of January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$34,143	$44,665	$32,570
Patents	5,443	5,443	6,158	6,158
Customer relationships	5,365	3,483	5,365	3,342
Subtotal	55,473	$43,069	56,188	$42,070
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$78,338		$79,053

Amortization expense of intangibles from continuing operations for the three and nine months ended October 2, 2016 was $0.6 million and $1.7 million, respectively. Amortization expense of intangibles from continuing operations for the three and nine months ended October 4, 2015 was $0.6 million and $1.7 million, respectively.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	October 2, 2016	January 2, 2016
Finished goods	$47,112	$47,378
Raw materials	12,652	14,925
Work in process	10,148	9,300
Stores and spare parts	15,849	15,594
	$85,761	$87,197

Stores and spare parts inventory represents manufacturing supplies and equipment parts of varying age that must be available, on demand, to ensure minimal interruption of manufacturing processes. The balance is valued at average cost. All other inventories are valued using the first-in, first-out (“FIFO”) method.

6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	October 2, 2016	January 2, 2016
Land and improvements	$9,762	$9,684
Buildings and improvements	129,731	129,453
Machinery and equipment	506,950	504,338
Software	33,888	33,476
Capital leases	1,180	996
Construction in progress	12,309	6,149
	693,820	684,096
Accumulated depreciation	(483,779)	(469,227)
	$210,041	$214,869

Depreciation expense from continuing operations for the three and nine months ended October 2, 2016 and October 4, 2015 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Cost of sales	$5,295	$5,580	$15,832	$16,478
Selling, general and administrative expenses	699	918	2,103	2,379
	$5,994	$6,498	$17,935	$18,857

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.       OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the Condensed Consolidated Balance Sheet, consist of the following (dollars in thousands):

	October 2, 2016	January 2, 2016
Compensation	$5,876	$6,457
Trade discounts	10,723	12,977
Workers’ compensation	2,927	3,133
Accrued insurance	1,306	1,435
Other accrued taxes	1,077	1,694
Postretirement benefits other than pension	1,869	1,869
Fox River Funding Agreement	—	7,271
Due on accounts receivable securitization	11,300	5,500
Other	11,525	8,705
	$46,603	$49,041

As disclosed in Note 15, on September 1, 2016, Appvion paid $3.0 million of the Fox River Funding Agreement and reclassified the remaining $4.5 million to short-term debt.

8.       NEW ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  This guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  This guidance should be applied using a retrospective transition method to each period presented.  The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.       EMPLOYEE BENEFITS

The components of net periodic benefit cost (gain) associated with the defined benefit pension plans include the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Service cost	$1,441	$1,476	$4,183	$4,482
Interest cost	4,733	4,480	14,149	13,572
Expected return on plan assets	(5,183)	(5,780)	(15,681)	(17,532)
Amortization of prior service credit	(597)	(655)	(1,793)	(1,965)
Net loss (gain) amortization	3,026	(121)	3,026	(121)
Net periodic benefit cost (gain)	$3,420	$(600)	$3,884	$(1,564)

The Company does not expect to contribute any cash to its funded pension plan in 2016.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton, Ohio represented manufacturing employees, where the collective bargaining agreement expired on April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees at the Kansas City, Kansas distribution center and West Carrollton, Ohio plant, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. In addition, during first quarter 2012 there was a workforce reduction at the West Carrollton, Ohio plant resulting from the cessation of papermaking activities. As a result, the Company recorded $25.0 million of expense in 2012 representing its estimated cost to satisfy a complete withdrawal liability under the terms of the plan’s trust agreement, with a payment period that began January 2014 and could extend for up to 20 years, discounted in accordance with ASC Section 450-20-S99-1. Payments of $0.5 million and $1.6 million were made during third quarter 2016 and the first nine months 2016, respectively, resulting in recorded interest expense of $0.3 million and $0.9 million for each of the two periods, respectively, and a $0.7 million reduction of the reserve since year-end 2015. Of the $22.7 million reserve, $0.9 million is classified as short-term and $21.8 million is classified as long-term within the Condensed Consolidated Balance Sheet at October 2, 2016.

10.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The components of other postretirement benefit gain include the following (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Service cost	$16	$1	$48	$139
Interest cost	215	248	715	888
Amortization of prior service credit	(316)	(291)	(950)	(873)
Net gain amortization	(1,277)	(2,487)	(1,277)	(2,487)
Net periodic benefit gain	$(1,362)	$(2,529)	$(1,464)	$(2,333)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Long-Term Stock Appreciation Rights Plan (“SAR” Plan). As of January 3, 2010, the Company adopted the Long-Term Restricted Stock Unit Plan ("RSU" Plan). Both plans utilize phantom units. The value of a unit in the SAR Plan is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. The value of a unit in the RSU Plan is based on the value of PDC common stock, as determined by the ESOP trustee. As of the end of third quarter 2016, the fair market value of one share of PDC common stock was $13.70.

As of year-end 2015, 143,818 RSU units became vested and exercisable. In accordance with the RSU Plan, payment for these RSU’s was made in February 2016. During the first nine months of 2016, 130,850 additional units were granted under the RSU Plan. Due to terminations of employment, 84,140 unvested units were forfeited during the current year.  Additionally, 13,267 RSU units became vested and exercisable during third quarter 2016. Payment for 767 of these RSU units was made in third quarter 2016. A balance of 262,100 RSU units remains as of October 2, 2016. Payment for the remaining 12,500 RSU units vesting during third quarter 2016 was made in October 2016. Approximately $0.1 million and $0.8 million of expense, related to this RSU Plan, was recorded during each of the three- and nine-month periods ended October 2, 2016, respectively. Approximately $0.2 million and $1.2 million of expense, related to this plan, was recorded during the three- and nine-month periods ended October 4, 2015, respectively. As of October 2, 2016, total unrecognized stock-based compensation expense relating to unvested long-term restricted employee stock units was $1.5 million. This amount is expected to be recognized over the weighted-average period of 2.0 years.

During the first nine months of 2016, 310,150 additional units were granted under the SAR Plan. Approximately $0.1 million of expense recovery and $0.5 million of expense, related to this plan, was recorded in both the three- and nine-month periods ended October 2, 2016, respectively. Approximately $0.1 million and $0.2 million of expense, related to this plan, was recorded in both the three- and nine-month periods ended October 4, 2015, respectively.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. In March 2013, the board adopted the Appvion, Inc. Non-Employee Director Deferred Compensation Plan to formalize the terms of the agreement. No expense was recorded during third quarter 2016 related to this plan. Approximately $0.3 million of expense, related to this plan, was recorded during the nine-month period ended October 2, 2016. Approximately $0.1 million and $0.5 million of expense, related to this plan, was recorded during the three- and nine-month periods ended October 4, 2015, respectively.

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

Effective August 31, 2016, the parties agreed that the amount due from Appvion on September 1, 2016, as set forth in (c) above would be separated into two payments: (i) $3.0 million, which was paid on September 1, 2016; and (ii) $4.5 million, which was subsequently paid on October 3, 2016.

Notwithstanding the foregoing, Appvion’s funding obligations are subject to the following limitations:

(a)	In no event will Appvion’s funding obligations for Fox River Costs exceed $25 million (the “Appvion Fox River Cap”);
(b)	In no event will Appvion’s funding obligations for Future Sites Costs exceed $25 million (the “Appvion Future Sites Cap”); and
(c)

In no event will Appvion’s funding obligations under the Funding Agreement exceed $7.5 million during any calendar year (except for the payment of $4 million on February 2, 2015 and the payment of $7.5 million on September 1, 2015). The $4 million payment due February 1, 2015, the $7.5 million payment due September 1, 2015, the $3 million payment due September 1, 2016, and the $4.5 million payment due October 3, 2016 have been timely paid.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As a result of the Funding Agreement, $24.0 million of expense was recorded as selling, general and administrative expense in the Consolidated Statements of Comprehensive (Loss) Income for the year ended January 3, 2015. This expense represents the total payments expected to be made with respect to Fox River costs, as discussed above, with the first payment made on September 30, 2014, the second payment made on February 2, 2015, the third payment made on September 1, 2015 and the last payments made on September 1, 2016 and October 3, 2016, discounted to reflect the long-term nature of the liability. A short-term liability of $4.5 million is recorded in the current portion of long-term debt on the Condensed Consolidated Balance Sheet as of October 2, 2016. The total of these liabilities were accreted to the full liability of $25.0 million during the course of the payment schedule.

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

13.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $0.3 million and $0.4 million for the three-month periods ended October 2, 2016 and October 4, 2015, respectively. The Company’s matching contributions charged to expense were $1.2 million and $1.5 million for the nine-month periods ended October 2, 2016 and October 4, 2015, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 477,175 shares of PDC redeemable common stock were repurchased during the first nine months of 2016 at an aggregate price of approximately $6.1 million.  During the same period, the ESOP trustee purchased 69,090 shares of PDC redeemable common stock for an aggregate price of $0.9 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for the same period resulted in an additional 66,502 shares of redeemable common stock being issued.

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

As of October 2, 2016, the fair market value of one share of PDC common stock was $13.70.  Based on the estimated fair value of the redeemable common stock at October 2, 2016, an ultimate redemption liability of approximately $88 million was determined. The redeemable common stock recorded book value as of October 2, 2016,  was $113 million. The change in fair value and accretion of redeemable common stock was $5.1 million for the nine months ended October 2, 2016.

Based on the estimated fair value of the redeemable common stock at October 4, 2015, an ultimate redemption liability of approximately $90 million was determined. The redeemable common stock recorded book value as of October 4, 2015 was $121 million. The change in fair value and accretion of redeemable common stock was $5.9 million for the nine months ended October 4, 2015.

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are designed to hedge the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $9.5 million as of October 2, 2016. These contracts have settlement dates extending through December 2016.

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

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	October 2, 2016	January 2, 2016
Foreign currency exchange derivatives	Accounts receivable	$108	$430
Foreign currency exchange derivatives	Other accrued liabilities	(72)	—
Interest rate swap	Other long-term liabilities	(3,623)	(3,501)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive (Loss) Income for the three- and nine-months ended October 2, 2016 and October 4, 2015 and (gains) losses initially recognized in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of
	Comprehensive	For the Three	For the Three	For the Nine	For the Nine
	(Loss) Income	Months Ended	Months Ended	Months Ended	Months Ended
Designated as a Hedge	Location	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Foreign currency exchange derivatives	Net sales	$(127)	$(50)	$(161)	$(1,206)

Gains recognized in accumulated
other comprehensive income				(24)	(25)

Interest rate swap	Interest expense	362	480	1,141	1,120

Losses recognized in accumulated
other comprehensive income				3,567	4,139

Not Designated as a Hedge
Natural gas collar	Cost of sales	—	176	—	384

For a discussion of the fair value of financial instruments, see Note 16, Fair Value Measurements.

15.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	October 2,	January 2,
	2016	2016
Revolving credit facility at approximately 7.5% base rate and 5.5% Euro rate,
due June 2018	$23,000	$9,600
Unamortized debt issuance costs	(609)	(875)
Secured variable rate industrial development bonds, 0.7% average interest rate at
October 2, 2016, due in 2027	6,000	6,000
Unamortized debt issuance costs	(55)	(59)
State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	975	1,905
Unamortized debt issuance costs	(17)	(34)
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	868	1,105
Columbia County, Wisconsin municipal debt due December 2019	300	300
First lien term loan at 6.25%, due June 2019	158,300	158,300
Unamortized discount	(795)	(992)
Unamortized debt issuance costs	(1,838)	(2,291)
Second lien senior secured notes at 9.0%, due June 2020	250,000	250,000
Unamortized discount	(2,375)	(2,769)
Unamortized debt issuance costs	(4,171)	(4,860)
Fox River note at 6.0%, due October 2016	4,500	—
	434,083	415,330
Less obligations due within one year	(5,792)	(1,567)
	$428,291	$413,763

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During the first nine months of 2016, the Company made mandatory debt repayments of $1.2 million on its State of Ohio loans. The Company also borrowed $271.4 million and repaid $258.0 million on its revolving credit facility, leaving an outstanding balance at quarter-end of $23.0 million. Approximately $15.0 million of the revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder, which, in accordance with its debt covenants, left approximately $6.6 million of unused borrowing capacity under its revolving credit facility. No amounts were drawn by beneficiaries under the outstanding letters of credit.

During the third quarter of 2016, the Company entered into a $4.5 million promissory note with NCR Corporation in relation to the Fox River Funding Agreement disclosed in Note 12. The unpaid principal balance of this Note bears interest at 6% per annum. Principal and interest were due and paid in full on October 3, 2016.

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

On June 24, 2016, Appvion, PDC, Jefferies Finance LLC, as administrative agent, Fifth Third Bank, as revolver agent, swing line lender and L/C issuer, and the lenders party to the Credit Agreement entered into a Fourth Amendment (the “Fourth Amendment”) to its Credit Agreement dated June 28, 2013. The Fourth Amendment amends the definition of Consolidated EBITDA to provide for an additional add-back to Consolidated Net Income for cash, fees and/or expenses paid or incurred in connection with certain financial and advisory services provided to the Company and Appvion in an aggregate amount not to exceed $6.5 million.

On November 19, 2013, Appvion completed a voluntary refinancing of a portion of its debt to extend maturities and reduce interest expense. The refinancing included the issuance of $250 million in aggregate principal amount of second lien senior secured notes carrying an annual interest rate of 9.0%, payable semi-annually in arrears on June 1 and December 1 of each year. The notes will mature on June 1, 2020 and are unconditionally, and jointly and severally, guaranteed by PDC and Appvion Canada, Ltd. The notes are secured by a second-priority security interest in substantially all of the property and assets of Appvion and the debt guarantors. These liens are junior in priority to the liens on this same collateral securing the outstanding debt incurred under the Credit Agreement. The notes contain covenants customary for similar debt which restrict Appvion’s ability, as well as the ability of the guarantors, to sell or lease certain assets or merge or consolidate with or into other companies, incur additional debt or issue preferred shares, incur liens, pay dividends or make other distributions, make other restricted payments and investments, place restrictions on the ability of certain of Appvion’s subsidiaries to pay dividends or other payments to Appvion, enter into sale and leaseback transactions, amend particular agreements relating to Appvion’s transaction with its former parent Windward Prospects Ltd. and the ESOP and enter into transactions with certain affiliates.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	October 2, 2016		January 2, 2016
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
First lien term loan	$155,667	$147,884	$155,017	$144,166
Second lien notes	243,454	157,028	242,371	96,948
Revolving credit facility	22,391	22,391	8,725	8,725
State of Ohio loans	1,826	1,826	2,976	2,976
Columbia County, Wisconsin municipal debt	300	300	300	300
Industrial development bonds	5,945	5,945	5,941	5,941
Fox River note	4,500	4,500	—	—
	$434,083	$339,874	$415,330	$259,056

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

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities were reasonable estimates of fair value as of October 2, 2016 and January 2, 2016.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

17.      SEGMENT INFORMATION

The Company’s reportable segments are as follows: carbonless papers and thermal papers. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, net interest expense, debt modification/extinguishment expense, foreign exchange loss (gain) and other expense. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Net sales
Carbonless papers	$67,587	$81,224	$218,980	$253,680
Thermal papers	101,602	99,367	304,300	276,978
Total	$169,189	$180,591	$523,280	$530,658

Operating income (loss)
Carbonless papers	$3,940	$6,641	$13,242	$21,719
Thermal papers	2,519	(99)	11,269	(6,679)
	6,459	6,542	24,511	15,040
Unallocated corporate charges	(3,039)	(2,373)	(7,639)	(7,981)
Total	$3,420	$4,169	$16,872	$7,059

Depreciation and amortization (A)
Carbonless papers	$3,386	$3,795	$10,125	$10,844
Thermal papers	3,228	3,224	9,533	9,582
	6,614	7,019	19,658	20,426
Unallocated corporate charges	43	51	245	145
Total	$6,657	$7,070	$19,903	$20,571

(A)

Depreciation and amortization from continuing operations are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

18.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the nine months ended October 2, 2016 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total
Balance, January 2, 2016	$24,742	$(3,070)	$21,672

Other comprehensive loss before reclassifications	—	(1,453)	(1,453)
Amounts recorded in accumulated other
comprehensive income	(2,743)	980	(1,763)
Net other comprehensive loss	(2,743)	(473)	(3,216)

Balance, October 2, 2016	$21,999	$(3,543)	$18,456

The changes in accumulated other comprehensive income by component for the nine months ended October 4, 2015 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total
Balance, January 3, 2015	$29,837	$(2,651)	$27,186

Other comprehensive loss before reclassifications	—	(1,377)	(1,377)
Amounts recorded in accumulated other
comprehensive income	(2,838)	(86)	(2,924)
Net other comprehensive loss	(2,838)	(1,463)	(4,301)

Balance, October 4, 2015	$26,999	$(4,114)	$22,885

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Details about these reclassifications are as follows (dollars in thousands):

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income

						Affected Line Item
	For the Three	For the Three	For the Nine	For the Nine		in Condensed Consolidated
Details about Accumulated	Months Ended	Months Ended	Months Ended	Months Ended		Statements of
Other Comprehensive	October 2,	October 4,	October 2,	October 4,		Comprehensive (Loss)
Income Components	2016	2015	2016	2015		Income
Change in retiree plans
Amortization of prior service credit	$913	$946	$2,743	$2,838	(a)

Hedging activities
Foreign exchange contracts	$127	$50	$161	$1,206		Net sales
Interest rate swap	(362)	(480)	(1,141)	(1,120)		Interest expense
	$(235)	$(430)	$(980)	$86

Total reclassifications for the period	$678	$516	$1,763	$2,924

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

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC for the quarter ended October 2, 2016. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended January 2, 2016, the Consolidated Financial Statements and related Notes included therein.

Financial Highlights

Third quarter 2016 net sales of $169.2 million were $11.4 million, or 6.3%, lower than third quarter 2015 net sales of $180.6 million largely due to lower shipment volumes and slightly lower product pricing. Shipment volumes were approximately 6% lower than those for third quarter 2015. Current quarter thermal papers net sales of $101.6 million were $2.2 million higher with shipment volumes down 2% versus the same period of 2015. Third quarter carbonless papers sales of $67.6 million were $13.6 million lower with shipment volumes approximately 11% lower than third quarter 2015.

Third quarter 2016 gross profit of $29.3 million was $3.6 million lower than third quarter 2015 and current quarter gross margin decreased to 17.3% from an 18.2% margin for the same period last year. The decrease was largely due to lower pricing in the carbonless papers segment that was somewhat offset by improved pricing for thermal receipt paper, lower raw material costs and continued execution of cost-savings initiatives. Current quarter selling, general and administrative (“SG&A”) expenses were $2.8 million, or 9.8%, lower than the same quarter of 2015 primarily due to lower distribution costs, lower compensation costs and lower bad debt expense.

During the third quarter of 2016, the Company recorded a net loss from continuing operations of $7.2 million compared to a net loss from continuing operations of $11.0 million in third quarter 2015. Current quarter results include a $0.9 million decrease in interest expense.

Comparison of Unaudited Results of Operations for the Quarters Ended October 2, 2016 and October 4, 2015

	For the Quarter Ended
	October 2,	October 4,	Increase
	2016	2015	(Decrease)
	(dollars in millions)

Net sales	$169.2	$180.6	(6.3)%
Cost of sales	139.9	147.7	(5.3)%

Gross profit	29.3	32.9	(10.9)%

Selling, general and administrative expenses	25.9	28.7	(9.8)%

Operating income	3.4	4.2	(19.0)%

Interest expense, net	10.2	11.1	(8.1)%
Debt modification expense	—	3.6	(100.0)%
Other non-operating expense, net	0.3	0.5	(40.0)%

Loss from continuing operations before income taxes	(7.1)	(11.0)	35.5%
Provision for income taxes	0.1	—	NM

Loss from continuing operations	(7.2)	(11.0)	34.5%

Discontinued operations
Income from discontinued operations	—	3.0	(100.0)%
Gain on sale	—	188.9	(100.0)%
Income from discontinued operations	—	191.9	(100.0)%
Net (loss) income	$(7.2)	$180.9	(104.0)%

Comparison as a percentage of net sales
Cost of sales	82.7%	81.8%	0.9%
Gross margin	17.3%	18.2%	(0.9)%
Selling, general and administrative expenses	15.3%	15.9%	(0.6)%
Operating margin	2.0%	2.3%	(0.3)%
Loss from continuing operations before income taxes	(4.2)%	(6.1)%	1.9%
Loss from continuing operations	(4.3)%	(6.1)%	1.8%

Net sales for third quarter 2016 were $169.2 million, a decrease of $11.4 million, or 6.3%, compared to the same period of the prior year. Shipment volumes were approximately 6% lower than third quarter 2015. Current quarter thermal papers net sales of $101.6 million were $2.2 million higher with shipment volumes 2% lower than the same period of the prior year. Third quarter carbonless papers sales of $67.6 million were $13.6 million lower with shipment volumes approximately 11% lower than third quarter 2015.

Third quarter 2016 operating income of $3.4 million compared to operating income of $4.2 million in third quarter 2015. This decrease in earnings was largely due to lower volumes and pricing in the carbonless papers segment as well as $2.1 million of consulting fees in the quarter.  This was somewhat offset by improved pricing for thermal receipt papers, lower raw material costs and continued execution of cost-savings initiatives. Current quarter SG&A expenses were $2.8 million, or 9.8%, lower than the same period of the previous year primarily due to lower distribution costs, lower compensation costs and lower bad debt expense.

Comparison of Unaudited Results of Operations for the Nine Months Ended October 2, 2016 and October 4, 2015

	For the Nine Months Ended
	October 2,	October 4,	Increase
	2016	2015	(Decrease)
	(dollars in millions)

Net sales	$523.3	$530.6	(1.4)%
Cost of sales	427.5	438.1	(2.4)%

Gross profit	95.8	92.5	3.6%

Selling, general and administrative expenses	78.9	85.5	(7.7)%

Operating income	16.9	7.0	141.4%

Interest expense, net	30.6	36.4	(15.9)%
Debt modification expense	—	3.6	(100.0)%
Other non-operating expense, net	0.6	2.2	(72.7)%

Loss from continuing operations before income taxes	(14.3)	(35.2)	59.4%
Provision for income taxes	0.2	0.2	0.0%

Loss from continuing operations	(14.5)	(35.4)	59.0%

Discontinued operations
Income from discontinued operations	—	11.8	(100.0)%
Gain on sale	—	188.9	(100.0)%
Income from discontinued operations	—	200.7	(100.0)%
Net (loss) income	$(14.5)	$165.3	(108.8)%

Comparison as a percentage of net sales
Cost of sales	81.7%	82.6%	(0.9)%
Gross margin	18.3%	17.4%	0.9%
Selling, general and administrative expenses	15.1%	16.1%	(1.0)%
Operating margin	3.2%	1.3%	1.9%
Loss from continuing operations before income taxes	(2.7)%	(6.6)%	3.9%
Loss from continuing operations	(2.8)%	(6.7)%	3.9%

Year-to-date 2016 net sales of $523.3 million were $7.3 million, or 1.4%, lower than net sales of $530.6 million recorded during the first nine months of 2015. Current year-to-date shipment volumes were nearly 3% lower than in 2015. Net sales of $304.3 million recorded for the Company’s thermal papers segment year-to-date were up $27.3 million, or 9.9%, while shipment volumes were approximately 6% higher than the same period of the prior year. Current year-to-date carbonless paper business net sales of $219.0 million were down $34.6 million, or 13.6%, with shipment volumes approximately 12% lower than the same period in 2015.

The Company recorded operating income of $16.9 million for the first nine months of 2016 compared to operating income of $7.0 million for the same period last year. Favorable pricing and product mix in the thermal papers segment and lower spending associated with annual maintenance downtime taken at the Roaring Spring, Pennsylvania mill, as well as continued improvements in operating performance and execution of cost-savings initiatives, contributed to the year-over-year improvement. Year-to-date SG&A expenses were $6.6 million, or 7.7%, lower when compared to the same period in 2015 largely due to lower distribution costs and compensation expense. This was offset by $3.4 million of consulting fees paid year-to-date as well as $3.0 million mark-to-market variance, year-over-year, associated with the retiree benefit plan versus the prior period.

The Company reported a net loss from continuing operations of $14.5 million for the first nine months of 2016 compared to a net loss from continuing operations of $35.4 million reported for the same period last year. In addition to the items noted above, year-to-date interest expense decreased $5.8 million to $30.6 million as the Company used proceeds from the third quarter 2015 sale of the Encapsys Business to repay $170.0 million of first lien term debt. Also during the first nine months of the current year, the Company recorded a foreign exchange gain of $0.2 million, compared to a $1.4 million loss in the prior year period, due to fluctuations in the Euro and Canadian dollar as they relate to the conversion of non-U.S. Dollar denominated receipts and net assets to U.S. Dollars.

Business Segment Discussion

Third quarter 2016 net sales were $169.2 million, $11.4 million lower than third quarter 2015 net sales of $180.6 million. Year-to-date 2016 net sales were $523.3 million, $7.3 million lower than 2015 net sales for the comparable period. Third quarter 2016 operating income of $3.4 million compared to a third quarter 2015 operating income of $4.2 million. Year-to-date 2016 operating income of $16.9 million compared to operating income of $7.0 million for the same period in 2015. The year-on-year operating income variance was the result of the following (dollars in millions):

	For the Three	For the Nine
	Months Ended	Months Ended
	October 2, 2016 v.	October 2, 2016 v.
	the Three Months	the Nine Months
	Ended October 4, 2015	Ended October 4, 2015
Favorable manufacturing costs	$5.8	$12.0
Lower SG&A and other	4.2	7.6
Price and mix	(1.1)	6.0
Reduced downtime at the Roaring Spring Mill	—	2.2
Unfavorable foreign exchange	—	(2.7)
Retiree benefit plans mark-to-market loss	(4.5)	(3.0)
Lower shipment volumes	(5.2)	(12.2)
	$(0.8)	$9.9

Thermal Papers

•

Third quarter 2016 thermal papers net sales totaled $101.6 million, an increase of $2.2 million, or 2.2%, compared to the same period of the prior year while shipment volumes were 2% lower than in third quarter 2015.  Current quarter shipments of tag, label and entertainment papers (“TLE”) were approximately 14% higher than in third quarter 2015 and shipments of receipt paper declined approximately 20% compared to the same period last year. In addition, net sales benefited from favorable receipt paper pricing. The Company believes that third quarter 2015 marked the beginning of stabilization in the thermal papers markets with market share and pricing shifting to more historical levels as some competitors exited the market.

•

During the first nine months of 2016, thermal papers net sales totaled $304.3 million, an increase of $27.3 million, or 9.9%, from the same period of the prior year. Year-to-date shipment volumes were approximately 6% higher than the same period last year with TLE volumes increasing approximately 12% while receipt paper volume was down approximately 1%. In addition, net sales also benefited from favorable receipt paper pricing as a result of the stabilization in market share and pricing shifting to more historical levels as some competitors exited the U.S. market in the third quarter 2015.

•

The thermal papers segment recorded third quarter 2016 operating income of $2.5 million compared to a third quarter 2015 operating loss of $0.1 million. Slightly lower shipment volumes negatively impacted current quarter earnings by $0.6 million; however, that was more than offset by favorable pricing and product mix of $3.8 million. Continued improvements in operating performance and execution of cost savings initiatives, as well as lower SG&A expenses and other spending, added $1.0 million to third quarter 2016 earnings when compared to the same quarter last year. In addition, thermal papers had a $1.6 million mark-to-market unfavorable variance associated with the retiree benefit plan versus the prior period.

•

During the first nine months of 2016, the thermal papers segment recorded operating income of $11.3 million compared to an operating loss of $6.7 million for the same period last year. Current year-to-date earnings were $4.1 million higher due to increased shipment volumes. In addition, pricing and product mix were $9.0 million favorable, partially offset by unfavorable foreign currency of $2.0 million. Continued improvements in operating performance and execution of cost-savings initiatives, as well as lower SG&A expenses and other spending, added $7.9 million to year-to-date 2016 earnings when compared to the same period last year. In addition, thermal papers had a $1.0 million mark-to-market unfavorable variance associated with the retiree benefit plan versus the prior period.

Carbonless Papers

•

Third quarter 2016 carbonless net sales totaled $67.6 million, a decrease of $13.6 million, or 16.7%, from same period of the prior year. Current quarter shipment volumes were approximately 11% lower than third quarter 2015. During the first nine months of 2016, carbonless net sales totaled $219.0 million, a decrease of $34.6 million, or 13.6% from the same period in 2015. Year-to-date 2016 carbonless shipment volumes were down approximately 12% compared to the same period last year. Despite volume declines in this segment, specialty papers growth is gaining traction. Third quarter 2016 shipment volumes of specialty papers was nearly 28% higher than the same quarter last year while current year-to-date volumes are almost 15% higher than the first nine months of 2015.

•

Third quarter 2016 carbonless papers recorded operating income of $3.9 million compared to operating income of $6.7 million reported in third quarter 2015. Current quarter earnings were $4.6 million lower due to reduced shipment volumes and $4.9 million unfavorable due to pricing and product mix. Continued improvements in operating performance and execution of cost-savings initiatives, as well as lower SG&A expenses and other spending, added $9.4 million to third quarter 2016 earnings compared to the same quarter last year. In addition, carbonless papers had a $2.7 million unfavorable mark-to-market variance associated with the retiree benefit plans versus the prior period.

•

During the first nine months of 2016, operating income of $13.2 million was reported compared to $21.7 million of operating income for the same period in 2015. Year-to-date earnings were $16.3 million lower compared to the same period in 2015 due to reduced shipment volumes and $3.0 million unfavorable due to pricing and product mix and the unfavorable impact of foreign currency exchanges that totals $0.7 million. Those factors were somewhat offset by favorable year-to-date manufacturing operations of $9.0 million from continued improvements in operating performance, execution of cost-savings initiatives and lower spending associated with the annual maintenance downtime taken at the Roaring Spring, Pennsylvania mill. SG&A expenses and other spending were lower by $4.3 million. In addition, carbonless papers had a $1.8 million unfavorable mark-to-market variance associated with the retiree benefit plan versus the prior period.

Unallocated Corporate Charges

•

Unallocated corporate charges totaled $3.0 million in third quarter 2016 and $2.4 million in third quarter 2015. Year-to-date 2016 expense was $7.6 million compared to $8.0 million for the first nine months of 2015.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects cash on hand, internally-generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At October 2, 2016, the Company had $3.7 million of cash and, in accordance with its debt covenants, approximately $6.6 million of unused borrowing capacity under its revolving credit facility. At that date, the revolving credit facility had an outstanding balance of $23.0 million compared to $9.6 million at year-end 2015. Approximately $15.0 million of the revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder. Due to the required adoption of new accounting guidance, $8.1 million of unamortized debt issuance costs were reclassified from other assets to long-term debt on the year-end 2015 Condensed Consolidated Balance Sheet as of January 2, 2016, resulting in restated net debt (total debt less cash) of $413.5 million. At the end of third quarter 2016, net debt was approximately $430.4 million.

Management reported that the Company was in compliance with all debt covenants at October 2, 2016, and is forecasted to remain in compliance for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any such amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the Company’s non-compliance with the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing in such circumstances. Failure to secure alternative financing would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash used by operating activities during the first nine months of 2016 was $1.1 million compared to $10.5 million of net cash used during the same period in 2015. In addition to a net loss of $14.5 million, noncash charges totaling $22.9 million were recorded. Noncash charges included $19.9 million of depreciation and amortization of intangible assets, $0.3 million of foreign exchange gain, $1.2 million of noncash employer matching contributions to the KSOP and $2.1 million of other noncash charges. During the first nine months of 2016, working capital increased by $9.6 million. This was largely the result of a $7.8 million decrease in accounts payable and other accrued liabilities and a $5.5 million increase in accounts receivable slightly offset by a $1.6 million decrease in inventory and a $2.1 million decrease in other current assets and liabilities.

Cash Flows from Investing Activities. During the first nine months of 2016, $11.5 million of cash was used for the acquisition of property, plant and equipment. During this same period last year, $183.6 million was provided by investing activities.  Of this, $12.6 million of cash was used for the acquisition of property, plant and equipment and there was a $200.5 million increase to cash resulting from the sale of the Encapsys Business, of which, $4.3 million was restricted for the specific purpose of capital investment and/or further debt reduction within one year from the sale of Encapsys.

Cash Flows from Financing Activities. Net cash provided by financing activities during the first nine months of 2016 was $14.5 million compared to $173.5 million of cash used during the same period of the prior year. During the current period, the Company borrowed a net $13.4 million on its revolving credit facility. Also during the first nine months of 2016, the Company made mandatory debt repayments of $1.2 million on its State of Ohio loans. Current year proceeds from the issuance of PDC redeemable common stock totaled $0.9 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during the first six months of 2016. Payments to redeem PDC stock were $6.1 million during this same period. In addition, cash overdrafts increased $7.7 million during the first nine months of 2016. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks. During the first nine months of 2015, the Company repaid $172.5 million on its first lien term loan, largely using proceeds from the sale of its Encapsys Business.

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

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of October 2, 2016.

Changes in Internal Control over Financial Reporting

         There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended January 2, 2016, as well as in the Quarterly Report on Form 10-Q for the current quarter ended October 2, 2016, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: November 10, 2016	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)