Form 10-K
period 2016-12-31
PAPERWEIGHT DEVELOPMENT CORP
filed 2017-03-17
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of March 1, 2017,  6,260,418 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp were held by non-affiliates.

Documents incorporated by reference: None.

PART I

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appvion, Inc. and its 100%-owned subsidiaries (collectively “Appvion”).

Item 1.Business

Overview

The Company is a leading manufacturer of high value-added coated and specialty paper products including carbonless, thermal, security, high-speed inkjet and colored papers. The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as security technologies. Under U.S. generally accepted accounting principles (“GAAP”), the Company has two reportable segments: thermal papers and carbonless papers. The performance of these two segments is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

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

In late 2001, approximately 90% of Appvion’s employees invested nearly $107 million in the ESOP. On November 9, 2001, the ESOP purchased 100% of the common stock of PDC. PDC simultaneously used all the proceeds from the sale of those shares of common stock, along with the proceeds of a senior credit facility, senior subordinated notes, a deferred payment obligation and its available cash, to finance the purchase of the acquisition described below.

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

Thermal Papers

The thermal papers segment develops and produces substrates for the transaction and item identification markets and accounted for approximately 59% of total company net sales in 2016. The Company believes it is the largest manufacturer of direct thermal papers in North America. Thermal paper is used in four principal end markets:  (1) point-of-sale products for retail receipts and coupons; (2) label products for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts. The point-of-sale and label market segments, combined, accounted for the majority of thermal paper volume of the North American thermal market in 2016.

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

The thermal papers market is growing with new applications being developed to use thermal technology. Based on its assessment of the period 2011 through 2016, the Company believes North American thermal markets expanded at a 2% compound average growth rate, with annual rates ranging from increases of 1% to 3%. The Company believes demand for thermal paper will continue to grow in North America and around the world. Sales of thermal papers have not been significantly impacted by seasonality. In addition to the Company, other significant thermal paper producers include Koehler AG, Oji Paper Co. Ltd. and its subsidiary Kanzaki Specialty Papers, Ricoh Company, Ltd., Mitsubishi Paper Mills Company Ltd., Hansol Paper Company, Ltd., Torraspapel S.A., and Nippon Paper Industries Co. Ltd. and its subsidiary Jujo Thermal Ltd. In the thermal papers market, the Company competes primarily on the basis of product quality, service, breadth of product offering and price.

Carbonless Papers

The carbonless papers segment includes carbonless, security and other specialty paper products and accounted for approximately 41% of total company net sales in 2016. The Company produces and sells carbonless roll and sheet products under the NCR PAPER* brand. The Company believes its product line is among the broadest in the industry and offers customers a single source solution for their carbonless paper needs. The Company also produces coated paper products for design and print applications and offers custom paper coating solutions.

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

The Company believes the North American market for carbonless paper products has been in decline since 1994 as a result of greater use of competing technologies such as digital laser, inkjet and thermal printers and electronic communications. The Company believes the North American carbonless paper market declined by approximately 7% to 10% annually from 2011 through 2016. The decline is expected to continue at historical rates over the next several years. The Company believes the worldwide carbonless market is also in decline, with demand declining at approximately 3% to 6% per year.

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

The Company’s emerging specialty papers product line includes high-speed inkjet papers used to produce transactional documents such as bills and statements, direct mail, promotional materials, and catalogs and books.  The Company also manufactures a line of uncoated colored papers used for a wide range of business and personal communications.

In the carbonless market, the Company competes primarily on the basis of product quality, service, breadth of product offering and price.

* NCR PAPER is a registered trademark licensed to the Company.

Geographical Financial Information

Revenues from sales in the U.S. were $529.7 million in 2016, $526.0 million in 2015 and $568.6 million in 2014. Revenues from sales to customers in foreign countries were $160.7 million in 2016, $174.0 million in 2015 and $196.1 million in 2014. All long-lived assets were located in the U.S. as of December 31, 2016. Substantially all long-lived assets were located in the U.S. as of January 2, 2016 and January 3, 2015. See Note 22, Segment Information, of Notes to Consolidated Financial Statements.

Research and Development

Ongoing investment in research and development has enabled the Company to develop core competencies in specialty coating chemistry, coating application systems and security technologies. Research and development efforts are focused on cost reduction, product line extensions, new product development and technology transfer and development. Research and development costs related to the development of new products and significant improvements to existing products were $8.2 million in 2016, $9.0 million in 2015 and $9.5  million in 2014.

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

The Company uses 10 distribution centers to store and distribute products to customers. The Company operates a distribution center in Appleton, Wisconsin. Third-party logistics services are contracted through distribution facilities in Middletown, Pennsylvania; McDonough, Georgia; Cincinnati, Ohio; Kansas City, Missouri; Portland, Oregon; Ontario, California; Burlington, Ontario, Canada; Birmingham, England; and Utrecht, Netherlands.

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

Sales to the Company’s largest customer accounted for approximately 9% of 2016, 2015, and 2014 total company net sales. The five largest customers in the carbonless papers segment collectively accounted for approximately 46% of carbonless papers net sales in 2016, 44% of carbonless papers net sales in 2015 and 41% of carbonless papers net sales in 2014. The five largest customers in the thermal papers segment collectively accounted for approximately 47% of thermal papers net sales in 2016, 44% of thermal papers net sales in 2015 and 41% of thermal papers net sales in 2014.

Working Capital Practices

The Company maintains finished goods inventories sufficient to provide a high level of available stock items and next day delivery to most carbonless and thermal papers customers. Raw material inventories are maintained at levels consistent with demand for both stock and custom orders. Custom order lead times are typically less than 30 days. Accounts receivable management practices, including terms of sale, are designed to accommodate the competitive differences of each business segment and market channel.  The Company believes its practices with respect to working capital are generally consistent with industry standards.

Order Backlogs

In the carbonless papers business, customers typically order from stock grades and most orders are delivered the next day. Thermal papers customers also order primarily stock grades. Total carbonless papers and thermal papers products ordered but not shipped was approximately 3% of annual sales volume in 2016, and 4% of annual sales volume in 2015 and 2014.

Manufacturing

The Appleton plant, located in Appleton, Wisconsin, produces thermal, carbonless and specialty papers. The Roaring Spring, Pennsylvania mill is a nearly fully-integrated pulp and paper mill with three paper machines and produces carbonless, security and specialty papers. The West Carrollton, Ohio plant produces thermal paper products.

Raw Materials

Raw materials purchases primarily consist of base stock and chemicals. In 2016, those materials made up approximately 61% of the cost of goods sold. The largest raw material component, base stock, which are rolls of uncoated paper used in the production of coated paper products, comprised 39% of cost of goods sold in 2016. Base stock is acquired from multiple sources pursuant to purchase agreements which establish pricing and volume targets. These agreements mitigate exposure to significant pricing cycles common for pulp and commodity paper products. The next largest raw material component is chemicals.

On February 22, 2012, the Company entered into a long-term supply agreement with a supplier for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. The agreement includes successive five-year renewal terms unless either party gives notice of non-renewal at least two years prior to the expiration of the then current term. Prices to be paid by the Company are subject to certain rebates and certain adjustments during the term of the agreement based on volume, changes to raw material pricing, freight prices and productivity gains. The supplier has agreed to be competitive in terms of price, delivery, quality and services. Purchases made from this supplier were approximately 92% of total 2016 base stock purchases. For further information see the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 of Notes to Consolidated Financial Statements.

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

Employees

As of February 26, 2017, the Company employed 1,402 persons, of whom 936 were covered by union contracts. Manufacturing employees at the Company’s manufacturing facilities in Appleton, Wisconsin, Roaring Spring, Pennsylvania and West Carrollton, Ohio are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). The Company has labor agreements in effect with represented employees at the Appleton plant through August 31, 2017; at the Roaring Spring mill through February 1, 2018; and at the West Carrollton plant until through March 31, 2018.    USW also represents employees at the distribution center in Appleton, Wisconsin.

The Company has enjoyed good labor-management relations over an extended period of time. There have been no work stoppages for more than 40 years. This long-term relationship has been critical in developing efficient manufacturing sites and a workforce that is highly committed to the Company’s success.

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

Compliance with environmental laws and regulations is an important facet of the business. The Company expects to incur capital expenditures of approximately $0.2 million in 2017 and a total of approximately $0.9 million from 2018 through 2022 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. The Company expects to continue to incur expenditures after 2022 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

The Company may be subject to strict and, under some circumstances, joint and several liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that it owns or operates and at properties where the Company or its predecessors have arranged for the disposal of regulated materials. As a result, the Company may be involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The total amount of any future costs relating to any future legal proceedings relating to environmental matters and other environmental liabilities may be material.

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
(b)	In no event will Appvion’s funding obligations for Future Sites Costs exceed $25 million (the “Appvion Future Sites Cap”); and
(c)

In no event will Appvion’s funding obligations under the Funding Agreement exceed $7.5 million during any calendar year (except for the payment of $4 million on February 1, 2015 and the payment of $7.5 million on September 1, 2015). The $4 million payment due February 1, 2015, the $7.5 million payment due September 1, 2015, the $3 million payment due September 1, 2016, and the $4.5 million payment due October 3, 2016 have been timely paid.  These payments, together with the initial payment by Appvion of $6 million on September 30, 2014, fully satisfy Appvion’s funding obligations under the Funding Agreement.

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

The parties to the Funding Agreement agree that they have no recourse against Appvion for any further liability relating to the Fox River or Future Sites beyond the funding obligations set forth above up to the Appvion Fox River Cap and the Appvion Future Sites Cap, respectively. For further discussion, see Note 17, Commitments and Contingencies.

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

The Company may be subject to substantial costs and potential liabilities relating to environmental regulation and litigation.

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

The Company’s total debt at December 31, 2016, was approximately $438.5 million. For a description of the components of the Company’s debt, as well as discussion of the June 28, 2013 and November 19, 2013 voluntary refinancing of a portion of its debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 9 of the Notes to Consolidated Financial Statements. This large amount of indebtedness could:

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

•         environmental regulations; and

•         general economic conditions.

The Company expects to use cash flow from operations to pay its expenses and scheduled interest and principal payments due under its outstanding indebtedness. Its ability to make these payments depends on its future performance, which will be affected by financial, business, economic and other factors, many of which the Company cannot control. Consequently, its business may not generate sufficient cash flow from operations in the future and its anticipated growth in revenue and cash flow may not be realized, either or both of which could result in the Company being unable to repay or pay interest on its indebtedness or to fund other liquidity needs. If the Company does not have enough money to meet its debt obligations when due, it may be required to refinance all or part of its then-existing debt, sell assets or borrow more money. The Company cannot make any assurances that it will be able to accomplish any of these alternatives on terms acceptable to it, or at all. In addition, the terms of existing or future debt agreements, including the first lien term loan, the revolving credit facility and the second lien notes indenture, may restrict the Company from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the value of its indebtedness and its ability to pay the amounts due. In addition, if the Company defaults in the payment of amounts due, it would give rise to an event of default under the note indentures and possible acceleration of amounts due under its outstanding indebtedness. In the event of any acceleration, there can be no assurance the Company will have enough cash to repay its outstanding indebtedness. On June 28, 2013, the Company completed a voluntary refinancing of a portion of its debt. The indebtedness incurred under the first lien term loan and revolving line of credit bear interest at variable rates, and therefore if interest rates increase, debt service requirements would increase. On July 30, 2013, Appvion fixed the underlying interest rate at 2.74%, on $100.0 million of this variable rate debt using an interest rate swap contract with a forward start date of September 15, 2014 and a maturity date of June 8, 2019.

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

The Company’s carbonless papers segment, of which the primary product is carbonless paper, accounted for 46% of net sales in 2014, 47% of net sales in 2015, and 41% of net sales in 2016. Total sales volume of carbonless paper products decreased approximately 10% from 2015 to 2016, and approximately 6% from 2014 to 2015. Total sales volume of carbonless paper products increased approximately 2% from 2013 to 2014. The Company believes the worldwide carbonless market is declining as users switch to alternative modes of technologies and communication. The Company expects that its total sales volume of carbonless paper products will continue to decline at rates that are consistent with the decline rate of the overall market. If the decline in the Company’s sales of carbonless paper products accelerates, or if it is unable to maintain the prices of its carbonless paper products or if it is unable to offset reductions in carbonless papers sales with increased sales of thermal papers or other products, then the Company’s business, financial condition and results of operations may be materially adversely affected.

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

The five largest customers in the carbonless papers segment collectively accounted for approximately 46% of carbonless net sales in 2016, 44% of carbonless papers net sales in 2015 and 41% of carbonless papers net sales in 2014. The five largest customers in the thermal papers segment collectively accounted for approximately 47% of thermal papers net sales in 2016, 44% of thermal papers net sales in 2015 and 41% of thermal papers net sales in 2014.

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

The Company’s business depends upon the availability of key raw materials, including base stock and certain chemicals. On February 22, 2012, the Company entered into a long-term supply agreement for the purchase of carbonless and thermal base stock for coating at the Company’s converting facilities. Under the terms of this agreement, the supplier will be the exclusive supplier of certain thermal and carbonless base stock used by the Company. The term of the agreement is 15 years. This agreement has the effect of reducing the number of raw material suppliers to the Company and increasing the Company’s dependence on key suppliers. Should this supplier of base stock fail to supply quantities ordered by the Company, the Company may not be able to procure alternate sources of carbonless and thermal base stock in quantities sufficient to meet customer requirements or at prices comparable to the terms under this supply agreement. In 2016, the Company purchased approximately $226 million of base stock from various external suppliers. Nearly 100% of the base stock purchased to produce carbonless paper and approximately 92% of the base stock purchased to produce thermal papers came from the long-term supply vendor.

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

The total projected benefit obligation of the Company’s defined benefit pension plans exceeded the fair value of the plan assets by $112.6 million at December 31, 2016. The Company was not required to make contributions to the pension plan in 2016 or 2015.  The Company is forecasting a contribution of $4.5 million in 2017. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, the pension plan obligation could increase materially. The size of future required pension contributions could result in the Company dedicating a substantial portion of its cash flow from operations to making the contributions, which could materially adversely affect its business, financial condition and results of operations.

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

		Approximate
Location	Description	Square Footage	Status
Appleton, Wisconsin (Wisconsin Ave.)	Headquarters Offices and Manufacturing Plant	1,044,000	Owned
Roaring Spring, Pennsylvania	Pulp and Paper Mill	636,000	Owned
West Carrollton, Ohio	Manufacturing Plant	754,000	Owned
Appleton, Wisconsin (East Warehouse Road)	Warehouse	273,000	Lease expires 1/31/21
Appleton, Wisconsin (Kensington Drive)	Distribution Center	357,000	Lease expires 12/31/20
Roaring Spring, Pennsylvania	Warehouse	89,000	Month to Month Lease

The Company’s business is primarily operated in Appleton, Wisconsin; West Carrollton, Ohio; and Roaring Spring, Pennsylvania.

During the years 2012 through 2016, the Company invested approximately $87 million in capital improvements, of which, approximately $76 million was spent at its manufacturing facilities. The primary goal of this capital spending was to improve manufacturing efficiencies, product quality and cycle time. Of the $76 million spent on manufacturing facilities, approximately $9 million was spent to comply with applicable environmental regulations.

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

Item 4.Mine Safety Disclosures

Not applicable

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the common stock of PDC. All of the outstanding shares of PDC are owned of record by the KSOP, in which there are approximately 1,690 active participants who were invested in the Company’s Stock Fund as of December 31, 2016.

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

During the year ended December 31, 2016, PDC sold approximately 145,102 shares of its common stock to the ESOP. The ESOP acquired the shares with pre-tax payroll deferrals, rollovers and employee loan payments made to the ESOP during the period from January 2, 2016 through December 31, 2016, by employees of the Company who are participants in the KSOP, as well as interest received by the trust. The aggregate sales price was $1.6 million. There were no underwriters used and no underwriting discounts or commissions paid. The offer and sale of the shares was made pursuant to Rule 701 under the Securities Act of 1933, as amended. The Company’s noncash matching contributions over this same period resulted in an additional 138,018 shares of PDC redeemable common stock being issued and an aggregate sales price of $1.6 million. As a result of hardship withdrawals, diversification elections, employee terminations and employee loan requests, 780,600 shares of PDC redeemable common stock were repurchased during 2016 at an aggregate price of $10.2 million.

Item 6.Selected Financial Data

The following tables set forth selected consolidated financial data for Paperweight Development Corp. and Subsidiaries (“PDC”) as of and for each of the five years in the five-year period ended December 31, 2016. The consolidated financial information shown below includes the Encapsys Business (through its sale in August 2015) as discontinued operations. Refer to Note 3 of Notes to Consolidated Financial Statements for further information on the Company’s discontinued operations. The selected consolidated statement of comprehensive income (loss) information for the years ended December 31, 2016, January 2, 2016, and January 3, 2015 and the selected consolidated balance sheet information as of December 31, 2016 and January 2, 2016, was derived from audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data." The remaining historical financial information presented below was derived from previously-reported consolidated financial statements, not included in this report.

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

	2016	2015	2014	2013	2012

	(in thousands)
Statement of Operations Data:
Net sales	$690,364	$700,046	$764,698	$772,693	$818,544
Cost of sales (1)	566,258	576,441	657,331	552,562	744,341
Gross profit	124,106	123,605	107,367	220,131	74,203
Selling, general and administrative expenses (1)	100,578	113,077	140,257	100,888	146,869
Restructuring and other charges (2)	—	—	—	—	28,589
Environmental expense insurance recovery	—	—	—	—	(2,188)
Fox River Funding Agreement (3)	—	—	23,975	—	—

Operating income (loss)	23,528	10,528	(56,865)	119,243	(99,067)

Interest expense, net	40,638	45,986	49,087	55,541	59,430
Debt modification/extinguishment expense	—	3,605	—	59,681	—
Other expense (income)	1,525	2,617	2,730	82	(47)

(Loss) income from continuing operations before income taxes	(18,635)	(41,680)	(108,682)	3,939	(158,450)

Provision for income taxes	411	245	269	193	587

(Loss) income from continuing operations	(19,046)	(41,925)	(108,951)	3,746	(159,037)

Discontinued Operations
Income from discontinued operations, net of income taxes	—	11,750	16,179	13,529	10,586
Gain on sale, net of income taxes	—	188,749	—	—	—
Income from discontinued operations, net of income taxes	—	200,499	16,179	13,529	10,586

Net income (loss)	$(19,046)	$158,574	$(92,772)	$17,275	$(148,451)

Other Financial Data:
Depreciation and amortization (4)	$26,792	$26,823	$27,708	$28,225	$97,480
Capital expenditures (4)	14,755	14,401	13,726	23,809	14,920
Balance Sheet Data (at end of period):
Working capital	$39,952	$30,839	$29,193	$65,209	$64,823
Total assets	387,169	398,430	437,583	533,944	553,354
Total debt	439,243	416,180	581,251	583,709	508,029

(1)

During fourth quarter 2012, the Company adopted mark-to-market accounting for its pension and other postretirement benefit plans. The net mark-to-market loss (gain), excluding discontinued operations, was recorded as follows (in thousands).

	2016	2015	2014	2013	2012

Cost of Sales	$1,466	$2,404	$44,557	$(44,920)	$22,248
Selling, general and administrative expenses	549	1,054	18,630	(17,748)	9,846
	$2,015	$3,458	$63,187	$(62,668)	$32,094

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

(3)See Note 17, Commitments and Contingencies, of Notes to Consolidated Financial Statements for further discussion.

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

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC as of and for the three-year period ended December 31, 2016. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

Amendments to the Credit Agreement

On June 24, 2016, Appvion, PDC, Jefferies Finance LLC, as administrative agent, Fifth Third Bank, as revolver agent, swing line lender and L/C issuer, and the lenders party to the Credit Agreement (the parties other than Appvion and PDC, the “Lending Parties”) entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement dated June 28, 2013. The Fourth Amendment amends the definition of Consolidated EBITDA to provide for an additional add-back to Consolidated Net Income for cash, fees and/or expenses paid or incurred in connection with certain financial and advisory services provided to the Company and Appvion in an aggregate amount not to exceed $6.5 million.

On January 16, 2017, Appvion, PDC, and the Lending Parties entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement dated June 28, 2013. The Fifth Amendment, among other things, (i) fixes the applicable interest rate on the Company’s term and revolving loans at 5.5% per annum for base rate loans and 6.5% per annum for Eurodollar loans, regardless of the Company’s then current consolidated leverage ratio, (ii) increases the maximum consolidated first lien leverage ratios applicable to the Company pursuant to the maximum consolidated leverage covenant to require maintenance of a consolidated first lien leverage ratio, during the first fiscal quarter of 2017, of not more than 3.60 to 1.00, during the second fiscal quarter of 2017, of not more than 3.50 to 1.00, during the period beginning on the third fiscal quarter of 2017 though the second fiscal quarter of 2018, of not more than 3.25 to 1.00 and from and after July 1, 2018, of not more than 3.00 to 1.00 and (iii) requires the payment of a 1.5% premium on any prepayments, payments in connection with a change in control or a refinancing or payments at maturity of either term or revolving loans.

On February 16, 2017, Appvion, PDC, and the Lending Parties entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement dated June 28, 2013. The Sixth Amendment amends the Credit Agreement to provide for the availability of additional term loans in an aggregate principal amount not to exceed $20.0 million, on the same terms and subject to the same conditions as the term loans already existing under the Credit Agreement.  Proceeds from the issuance of these term loans were reduced by $0.8 million for original issue discount and the net proceeds were used to pay down the revolving line of credit.

2016 Financial Highlights

Net sales totaled $690.4 million, a $9.6 million, or 1.4%, decrease from 2015 net sales. Shipment volumes were approximately 2% lower than in 2015. Thermal papers net sales were up 8.7% with shipment volumes approximately 6%  higher than the prior year. Current year carbonless papers net sales were lower than 2015 net sales by 12.9% and shipment volumes were approximately 10% lower.

Current year cost of sales of $566.3 million was $10.1 million, or 1.8%, lower than 2015 cost of sales. Current year cost of sales includes a mark-to-market loss of $1.5 million related to the Company’s retiree benefit plans. This compares to a retiree plan mark-to-market loss of $2.4 million recorded in cost of sales at year-end 2015.

SG&A spending of $100.6 million was $12.5 million, or 11.1%, lower than 2015 spending. During 2016, the Company recorded a mark-to-market loss in SG&A, related to its retiree benefit plans, of $0.5 million. This compares to a mark-to-market loss of $1.1 million recorded in SG&A during 2015. Current year compensation and distribution expenses were lower than in 2015.

On October 3, 2016, the Company paid the final payment toward the Fox River Funding Agreement, satisfying its obligations under the Funding Agreement.  For further discussion, see Note 17, Commitments and Contingencies.

During 2016, Appvion successfully completed compliance with the Boiler MACT regulations issued by the EPA.  The project was completed safely, on time, and under budget.

Comparison 2016 and 2015

	For the Year Ended
	December 31,	January 2,	Increase
	2016	2016	(Decrease)
	(dollars in millions)

Net sales	$690.4	$700.0	(1.4)%
Cost of sales	566.3	576.4	(1.8)%

Gross profit	124.1	123.6	0.4%

Selling, general and administrative expenses	100.6	113.1	(11.1)%

Operating income	23.5	10.5	123.8%

Interest expense, net	40.6	46.0	(11.7)%
Debt modification expense	—	3.6	(100.0)%
Other non-operating expense, net	1.5	2.6	(42.3)%

Loss from continuing operations before income taxes	(18.6)	(41.7)	55.4%
Provision for income taxes	0.4	0.2	(100.0)%

Loss from continuing operations	(19.0)	(41.9)	54.7%

Discontinued operations
Income from discontinued operations	—	11.8	(100.0)%
Gain on sale	—	188.7	(100.0)%
Income from discontinued operations	—	200.5	(100.0)%
Net income (loss)	$(19.0)	$158.6	(112.0)%

Comparison as a percentage of net sales
Cost of sales	82.0%	82.3%	(0.3)%
Gross margin	18.0%	17.7%	0.3%
Selling, general and administrative expenses	14.6%	16.2%	(1.6)%
Operating margin	3.4%	1.5%	1.9%
Loss from continuing operations before income taxes	(2.7)%	(6.0)%	3.3%
Loss from continuing operations	(2.8)%	(6.0)%	3.2%

Operating income of $23.5 million was recorded in 2016 compared to operating income of $10.5 million in 2015, an improvement of $13.0 million. The year-on-year operating income variance was the result of the following (dollars in millions):

Unfavorable shipment volumes	$(13.4)
Favorable price and mix	0.7
Favorable manufacturing costs	15.4
Lower SG&A and other	14.7
Consulting fees	(5.8)
Retiree benefit plan mark-to-market loss	1.4
$13.0

Current year interest expense was $5.4 million lower than in 2015 as the Company used proceeds from the third quarter 2015 sale of the Encapsys Business to repay $170.0 million of first lien term debt. Prior year results also include debt modification expense of $3.6 million related to the write-off of previously-deferred debt issuance costs in conjunction with this repayment of first lien term debt and the execution of the Third Amendment to the Credit.

In 2016, the Company recorded a loss from continuing operations of $19.0 million compared to a loss from continuing operations of $41.9 million in the previous year.  Discontinued operations recorded income of $11.8 million through August 2, 2015, at which time the Encapsys Business was sold, resulting in a $188.7 million gain. The Company recorded 2016 net loss of $19.0 million compared to net income of $158.6 million in 2015.

Reportable Segments

The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as security technologies. The Company has two reportable segments: thermal papers and carbonless papers.

Thermal Papers

The thermal papers market is growing with new applications being developed to use thermal technology. Based on its assessment of the period 2011 through 2016,  the Company believes North American thermal markets expanded at a 2% compound average growth rate, with annual rates ranging from increases of 1% to 3%. The Company believes demand for thermal paper will continue to grow in North America and around the world. Sales of thermal papers accounted for approximately 59% of total company net sales in 2016.

The Company competes with domestic producers and imports from Europe and Asia based on a number of factors, including price, product availability, quality, and customer service.

Carbonless Papers

The carbonless papers segment includes carbonless, security and other specialty paper products. The Company believes the North American market for carbonless paper products has been in decline since 1994 as a result of greater use of competing technologies such as digital laser, inkjet and thermal printers and electronic communications. The Company believes the North American carbonless paper market declined by approximately 7% to 10% annually from 2011 through 2016. The decline is expected to continue at historical rates over the next several years. The Company believes the worldwide carbonless market is also in decline, with demand declining at approximately 3% to 6% per year. The carbonless papers segment accounted for approximately 41% of total company net sales in 2016.

The carbonless papers market is highly competitive. The Company competes based on a number of factors, including price, product availability, quality, and customer service. In addition to declining North American and foreign carbonless markets, the carbonless business continues to experience competitive pricing from foreign and domestic producers. Other domestic carbonless producers have continued their competitive pricing strategies in efforts to maintain or gain share. In addition, foreign competitors continue to sell into the North American carbonless market with low-price strategies. As a result of this increased pricing competition, the Company has continued to experience pressure on selling prices for carbonless products. Nevertheless, market conditions permit the Company to implement price increases from time to time to offset the increasing costs of raw materials.

Business Segment Discussion – 2016

Thermal Papers

Thermal papers 2016 net sales of $405.4 million were $32.5 million, or 8.7%, higher than 2015 while shipment volumes of thermal papers increased nearly 6% compared to the prior year. Shipment volumes of tag, label and entertainment (“TLE”) products grew almost 11% year-on-year and shipments of receipt paper were approximately the same as the prior year.  Net sales also benefited from favorable price and product mix.

The thermal papers segment recorded 2016 operating income of  $14.3 million compared to a  2015 operating loss of $5.8 million, an increase of $20.1 million.  Current year operating earnings were $5.2 million higher due to increased shipment volumes.  In addition, pricing and product mix were $10.0 million favorable, partially offset by unfavorable foreign currency of $1.9 million.  Continued improvements in manufacturing operations and cost savings initiatives added  $4.7 million. Thermal papers also had a favorable mark-to-market variance of $0.2 million, and unfavorable variance of $2.2 million for consulting fees, compared to 2015. In addition, distribution costs were lower by $1.4 million and other SG&A spending was $2.7 million lower than in 2015.

Carbonless Papers

Carbonless papers 2016 net sales totaled $284.9 million, a decrease of $42.3 million, or 12.9%, from the prior year. Current year shipment volumes were approximately 10% lower than 2015 shipments. Despite volume declines in this segment, specialty papers volume grew more than 13% from the prior year.

The carbonless papers segment recorded current year operating income of $17.2 million compared to 2015 operating income of $26.7 million, a decrease of $9.5 million. Current year earnings were $18.6 million lower compared to the prior year due to reduced shipment volumes, $6.8 million unfavorable due to pricing and mix, and $0.6 million due to unfavorable foreign currency exchange.  Operating results were positively impacted by improved manufacturing operations of $10.8 million and $4.7 million of lower SG&A spending. Carbonless papers also had a favorable mark-to-market variance of $1.0 million and distribution costs of $2.0, and unfavorable variance of $2.0 million for consulting fees, compared to 2015.

Unallocated Corporate Charges

As of year-end 2016, unallocated corporate charges totaled $8.1 million compared to $10.4 million last year.  Corporate unallocated charges included $1.6 million charge for consulting fees.

Comparison 2015 and 2014

	For the Year Ended
	January 2,	January 3,	Increase
	2016	2015	(Decrease)
	(dollars in millions)

Net sales	$700.0	$764.7	(8.5)%
Cost of sales	576.4	657.3	(12.3)%

Gross profit	123.6	107.4	15.1%

Selling, general and administrative expenses	113.1	140.3	(19.4)%
Fox River Funding Agreement	—	24.0	(100.0)%

Operating income (loss)	10.5	(56.9)	(118.5)%

Interest expense, net	46.0	49.1	(6.3)%
Debt modification expense	3.6	—	NM
Other non-operating expense, net	2.6	2.7	(3.7)%

Loss from continuing operations before income taxes	(41.7)	(108.7)	61.6%
Provision for income taxes	0.2	0.3	(33.3)%

Loss from continuing operations	(41.9)	(109.0)	61.6%

Discontinued operations
Income from discontinued operations	11.8	16.2	(27.2)%
Gain on sale	188.7	—	NM
Income from discontinued operations	200.5	16.2	1,137.7%
Net income (loss)	$158.6	$(92.8)	(270.9)%

Comparison as a percentage of net sales
Cost of sales	82.3%	86.0%	(3.6)%
Gross margin	17.7%	14.0%	3.6%
Selling, general and administrative expenses	16.2%	18.3%	(2.2)%
Operating margin	1.5%	(7.4)%	8.9%
Loss from continuing operations before income taxes	(6.0)%	(14.2)%	8.3%
Loss from continuing operations	(6.0)%	(14.3)%	8.3%

Net sales for 2015 were $700.0 million, a $64.7 million, or 8.5%, decrease from 2014 net sales. Shipment volumes were approximately 4% lower than in 2014.

Operating income of $10.5 million was recorded in 2015 compared to an operating loss of $56.9 million in 2014. During 2015, improvements in manufacturing operations, as well as cost savings initiatives, reduced manufacturing costs by $30.1 million compared to 2014. This reduction was partially offset by $4.5 million of additional manufacturing costs related primarily to the downtime associated with recovery boiler maintenance at the Roaring Spring mill. In addition, a mark-to-market loss of $3.5 million, related to the Company’s retiree benefit plans, was recorded in 2015 which compared to the retiree plan mark-to-market loss of $63.2 million recorded in 2014. Of this $59.7 million mark-to-market difference, $42.2 million was in cost of sales and $17.5 million was in SG&A. Unfavorable price and product mix, all of  which was incurred within the thermal papers segment due to foreign competition driving down the price of receipt paper, reduced operating results by $35.7 million. Lower shipment volumes negatively impacted current year financial results by $14.3 million. SG&A spending was $27.2 million lower than 2014 due to reductions in compensation and distribution expenses. In addition, 2014 legal expenses were higher due to Fox River settlement matters and anti-dumping and countervailing duties claims related to imports of certain lightweight thermal paper. In 2014, the Company also recorded a $24.0 million charge for the Fox River Funding Agreement.

Fiscal year 2015 interest expense was $3.1 million lower than in 2014 as the Company used proceeds from the third quarter 2015 sale of the Encapsys Business to repay $170.0 million of first lien term debt. The 2015 results also include debt modification expense of $3.6 million related to the write-off of previously-deferred debt issuance costs in conjunction with this repayment of first lien term debt and the execution of the Third Amendment to the Credit.

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

Business Segment Discussion – 2015

During 2015, net sales from continuing operations were $700.0 million, $64.7 million lower than 2014 net sales. The 2015 operating income of the papers business was $20.9 million compared to an operating loss of $24.0 million recorded in 2014. The year-on-year operating income variance was the result of the following (dollars in millions):

Lower retiree benefit plan mark-to-market loss	$58.7
Favorable manufacturing costs	30.1
Lower SG&A and other	11.2
Extended maintenance downtime at the Roaring Spring Mill	(4.5)
Lower shipment volumes	(14.3)
Unfavorable price and mix	(36.3)
$44.9

Thermal Papers

Thermal papers 2015 net sales of $372.8 million were $42.5 million, or 10.2%, lower than 2014 net sales of $415.3 million. During 2015, shipment volumes of thermal papers decreased approximately 2% compared to the prior year. Shipment volumes of tag, label and entertainment (“TLE”) products were flat year-on-year while shipments of receipt paper were approximately 4% lower than in 2014. This segment recorded a 2015 operating loss of $5.8 million compared to a 2014 operating loss of $11.4 million. The 2015 results included a $0.9 million mark-to-market loss related to the Company’s retiree benefit plans whereas the 2014 operating loss included a mark-to-market loss of $24.1 million. Excluding the impact of mark-to-market losses, 2015 operating results decreased by $17.6 million from the prior year. The 2015 operating results were negatively impacted by unfavorable pricing and product mix of $36.8 million, largely due to foreign competition. Unfavorable pricing and product mix was partially offset by improved manufacturing operations and cost savings initiatives of $15.7 million. In addition, SG&A spending was $7.7 million lower than in 2014 because 2014 expenses included higher legal fees associated with anti-dumping and countervailing duties claims.

Carbonless Papers

Carbonless papers 2015 net sales totaled $327.2 million, a decrease of $22.2 million, or 6.4%, from the prior year. The 2015 shipment volumes were approximately 6% lower than 2014 shipments. This segment recorded current year operating income of $26.7 million compared to a 2014 operating loss of $12.6 million. The 2015 income included a $2.3 million mark-to-market loss related to the Company’s retiree benefit plans whereas the 2014 operating loss included a mark-to-market loss of $40.5 million. Excluding the impact of mark-to-market losses, 2015 operating results increased by $1.1 million from the prior year. The 2015 operating results were positively impacted by improved manufacturing operations of $14.4 million and $3.5 million of lower SG&A spending. These favorable items were offset by $11.8 million of reduced profits due to lower shipment volumes, as well as $4.5 million of additional manufacturing costs related primarily to recovery boiler maintenance at the Roaring Spring, Pennsylvania mill.

Unallocated Corporate Charges

As of year-end 2015, unallocated corporate charges totaled $10.4 million compared to $32.9 million last year. The 2014 results included the $24.0 million charge related to the Fox River Funding Agreement as well as related legal fees.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects that cash on hand, internally-generated cash flow and available credit from its revolving credit facility, will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At December 31, 2016, the Company had $6.4 million of cash and, in accordance with its debt covenants, approximately $16.3 million of unused borrowing capacity under its revolving credit facility. At that date, the revolving credit facility had an outstanding balance of $31.9 million compared to $9.6 million at year-end 2015. Approximately $15.0 million of revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder. As of December 31, 2016, net debt (total debt less cash) was $432.1 million compared to $413.5 million at year-end 2015.

Management reported that the Company was in compliance with all debt covenants at December 31, 2016, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the Company’s noncompliance with the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing in such circumstances. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash used by operating activities during 2016 was $0.7 million compared to $9.5 million in 2015. In addition to a net loss of $19.0 million, noncash charges totaling $31.5 million were recorded. Noncash charges included $26.8 million in depreciation and amortization, $1.6 million of noncash employer matching contributions to the KSOP and $3.1 million of other net noncash charges. During 2016, working capital increased by $13.2 million. This was the result of a $14.4 million decrease in accounts payable and other accrued liabilities, largely due to the Company making the final $7.5 million payment in accordance with the Fox River Funding Agreement.  In addition, accounts receivable increased by $0.3 million.  This was partially offset by a $0.9 million decrease in inventories and a $0.3 million decrease in other current assets. During 2016, a mark-to-market pension loss of $3.3 million was recorded, accounting for much of the $3.9 million increase in accrued pension. Other, net cash used of $3.6 million included a $1.4 million postretirement health mark-to-market gain.

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

Cash Flows from Investing Activities. Current year net cash used by investing activities was $14.7 million.  This amount included $14.8 million used for the acquisition of property, plant, and equipment and $0.1 million of sale proceeds.  During 2015, net cash provided by investing activities was $183.9 million. This included a $200.5 million increase to cash resulting from the sale of the Encapsys Business during the third quarter. In addition, $16.7 million was spent for the acquisition of property, plant and equipment. During 2014, net cash used by investing activities was $17.5 million. This amount included $19.7 million used for the acquisition of property, plant and equipment and $2.2 million of sale proceeds, primarily from the second quarter 2014 auction of papermaking equipment located at the West Carrollton, Ohio facility.

Cash Flows from Financing Activities.  During 2016, net cash provided by financing activities was $19.9 million. The Company made mandatory debt repayments of $1.6 million on its State of Ohio loans. The Company also borrowed a net $22.3 million on its revolving credit facility.

During 2016, proceeds from the issuance of PDC redeemable common stock totaled $1.6 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during 2016. Current year payments to redeem PDC common stock were $10.2 million. Cash overdrafts increased $7.9 million during 2016.

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

During 2015, proceeds from the issuance of PDC redeemable common stock totaled $1.9 million. The ESOP trustee purchased this stock using pre-tax deferrals, rollovers and loan payments made by employees during 2015. Current year payments to redeem PDC common stock were $9.4 million.

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

Description of Outstanding Indebtedness. Long-term obligations, excluding capital lease obligations, consist of the following (dollars in millions).

	2016	2015
Revolving credit facility at approximately 9.25% base rate and 7.27% Euro rate,
due June 2018	$31.9	$9.6
Unamortized debt issuance costs	(0.5)	(0.9)
Secured variable rate industrial development bonds, 0.6% average interest rate at
December 31, 2016, due in 2027	6.0	6.0
Unamortized debt issuance costs	(0.1)	(0.1)
State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	0.7	1.9
Unamortized debt issuance costs	—	—
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	0.8	1.1
Columbia County, Wisconsin municipal debt due December 2019	—	0.3
First lien term loan at 7.75%, due June 2019	158.3	158.3
Unamortized discount	(0.7)	(1.0)
Unamortized debt issuance costs	(1.7)	(2.3)
Second lien senior secured notes at 9.0%, due June 2020	250.0	250.0
Unamortized discount	(2.2)	(2.8)
Unamortized debt issuance costs	(4.0)	(4.8)
	438.5	415.3
Less obligations due within one year	(1.0)	(1.5)
	$437.5	$413.8

2016

On June 24, 2016, Appvion, PDC, and the Lending Parties entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement dated June 28, 2013. The Fourth Amendment amends the definition of Consolidated EBITDA to provide for an additional add-back to Consolidated Net Income for cash, fees and/or expenses paid or incurred in connection with certain financial and advisory services provided to the Company and Appvion in an aggregate amount not to exceed $6.5 million.

On January 16, 2017, Appvion, PDC, and the Lending Parties entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement dated June 28, 2013. The Fifth Amendment, among other things, (i) fixes the applicable interest rate on the Company’s term and revolving loans at 5.5% per annum for base rate loans and 6.5% per annum for Eurodollar loans, regardless of the Company’s then current consolidated leverage ratio, (ii) increases the maximum consolidated first lien leverage ratios applicable to the Company pursuant to the maximum consolidated leverage covenant to require maintenance of a consolidated first lien leverage ratio, during the first fiscal quarter of 2017, of not more than 3.60 to 1.00, during the second fiscal quarter of 2017, of not more than 3.50 to 1.00, during the period beginning on the third fiscal quarter of 2017 though the second fiscal quarter of 2018, of not more than 3.25 to 1.00 and from and after July 1, 2018, of not more than 3.00 to 1.00 and (iii) requires the payment of a 1.5% premium on any prepayments, payments in connection with a change in control or a refinancing or payments at maturity of either term or revolving loans.

On February 16, 2017, Appvion, PDC, and the Lending Parties entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement dated June 28, 2013. The Sixth Amendment amends the Credit Agreement to provide for the availability of additional term loans in an aggregate principal amount not to exceed $20.0 million, on the same terms and subject to the same conditions as the term loans already existing under the Credit Agreement.  Proceeds from the issuance of these term loans were reduced by $0.8 million for original issue discount and the net proceeds were used to pay down the revolving line of credit.

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

Off-Balance Sheet Arrangements. The Company had no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources at December 31, 2016.

Disclosures about Contractual Obligations, Commercial Commitments and Contingencies. A summary of significant contractual obligations, commercial commitments and contingencies as of December 31, 2016 is as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Long-term debt (1)	$447.7	$1.0	$190.7	$250.0	$6.0
Operating leases	7.3	4.1	2.3	0.9	—
Other long-term obligations (2)	273.1	40.3	74.0	16.9	141.9
Total contractual cash obligations	$728.1	$45.4	$267.0	$267.8	$147.9

(1)	Does not include effects of the Fifth Amendment and Sixth Amendment to the Credit Agreement as described above, each of which were entered into in 2017.
(2)	Represents obligations for interest, pension funding, postretirement health benefits, deferred compensation payments and capital lease obligations. Interest is calculated using current rates.

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

	Estimate of Potential Commitment per Period
Other Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(dollars in millions)
Estimated share repurchase liability	$36.4	$8.3	$14.8	$13.3

The Company expects that a portion of this share repurchase liability will be funded from new deferrals from employees into the Company Stock Fund. Employees may defer, on a pre-tax basis, a percentage of their pay in an amount, subject to certain IRS limitations, equal to between 2% and 50% of their annual compensation. Participants have the option of directing their deferrals to the 401(k) Fund, the Company Stock Fund or a combination of both. The Company believes that new deferrals from employees into the Company Stock Fund for the five-year period presented above will aggregate approximately $6.8 million and could be used to fund a portion of the repurchase liability set forth in the table above.    Based upon the estimated fair value of redeemable common stock of 6,260,418 shares outstanding at $10.35 per share at December 31, 2016, an ultimate redemption liability of $64.8 million was determined.

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

Effects of Inflation. Prices for certain raw materials, including base stock and chemicals, as well as costs for natural gas, oil and electricity have been subject to price changes and can have material effects on the business, financial condition and results of operations. Prices for certain raw materials increased during 2016 and could continue to increase, or decrease, in response to changes in demand. The Company historically has been able to use price increases to recoup a portion of raw material price increases, but relies on cost-cutting measures and productivity and efficiency gains to offset the remaining portion of raw material price increases. While the Company expects that any significant increase in raw materials or energy costs will be offset by price increases and/or by cost containment and productivity and efficiency initiatives, profitability could be adversely affected if the Company is unable to pass on or mitigate any future cost increases.

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

USW also represents employees at the Appleton, Wisconsin distribution center. Employees at the distribution centers in Ohio and Kansas City are not represented.

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

Redeemable Common Stock. In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the appropriate accounting for redeemable equity first depends upon a determination of whether the equity is currently redeemable or not currently redeemable.  Shares that are currently redeemable are recorded at redemption value.  For shares that are not currently redeemable, the accounting guidance allows for changes in redemption value to be accreted from the initial issuance date to the earliest redemption date. This guidance also specifies that if the redemption value is less than the original issuance cost, the carrying amount of the redeemable common stock should not be less than the original issuance cost. The fair value of redeemable common stock is determined by an independent, third-party appraiser selected by the ESOP Trustee, as required by law and the ESOP. Based upon the estimated fair value of redeemable common stock of 6,260,418 shares outstanding at $10.35 per share at December 31, 2016, an ultimate redemption liability of $64.8 million was determined. The redeemable common stock recorded book value as of December 31, 2016, was $100.6 million.

Income Taxes. In conjunction with the acquisition of Appvion, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes, and therefore, the Company anticipates that it will not incur any future U.S. federal income tax liability and minimal state and local income tax liabilities. Appvion’s Canadian subsidiary, Appvion Canada, Ltd., is not eligible for treatment as a qualified subchapter S subsidiary. As a result, the Company will incur a foreign tax liability. The Company’s income tax reserve at December 31, 2016, covers various audit issues and provisions for certain non-U.S. entities. All U.S. federal C corporation tax years are closed. Various Canadian and state tax years remain open.

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

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 700 Aa-graded noncallable bonds available in the market as of December 31, 2016, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 21 bonds, the Company selected a discount rate of 4.21% for 2016 to value year-end liabilities for the pension plans. The discount rate used at year-end 2015 was 4.58%.

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company selected 7.00% as its long-term rate of return on assets assumption for both year-end 2016 and 2015.

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

Compliance with environmental laws and regulations is an important facet of the business. The Company expects to incur capital expenditures of approximately $0.2 million from 2017 and a total of approximately $.9 million from 2018 through 2022 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements. The Company expects to continue to incur expenditures after 2022 to maintain compliance with applicable federal, state, local and foreign environmental laws and regulations and to meet new regulatory requirements.

The Company may be subject to strict and, under some circumstances, joint and several liability for the investigation and remediation of environmental contamination, including contamination caused by other parties, at properties that it owns or operates and at properties where the Company or its predecessors have arranged for the disposal of regulated materials. As a result, the Company may be involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The total amount of any future costs with respect to legal proceedings related to environmental matters and or with respect to other environmental liabilities may be material.

The Company may be involved from time to time in certain administrative and judicial proceedings and inquiries related to environmental matters. For a discussion of environmental matters, see “Item 1. Business – Environmental” and Note 17 of the Notes to the Consolidated Financial Statements. Furthermore, from time to time the Company may be subject to various demands, claims, suits or other legal or regulatory proceedings arising in the ordinary course of business. A comprehensive insurance program is maintained to provide a measure of financial protection against such matters, though not all such exposures are, or can be, addressed by insurance. Estimated costs are recorded for such demands, claims, suits or proceedings of this nature when reasonably determinable. The Company has successfully defended such claims, settling some for amounts which are not material to its business and obtaining dismissals in others. While the Company will vigorously defend itself and expects to prevail in any similar cases that may be brought against it in the future, there can be no assurance that it will be successful.

The Company does not believe that any pending or threatened demands, claims, suits or other legal or regulatory proceedings will have, individually or in the aggregate, a materially adverse effect on its business, financial condition and results of operations or cash flows.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

The Company selectively uses derivative instruments and other proactive risk management techniques to reduce market risk associated with changes in foreign currency exchange rates, commodity prices and interest rates.  All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures which strictly prohibit the use of financial instruments for speculative purpose. At the inception of each hedge, the Company decides if it will be designated as a cash flow hedge and, if so, assesses the effectiveness of the hedge. The Company performs hedge effectiveness testing quarterly and any ineffectiveness is recorded in current earnings. The change in fair market value of each derivative is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction under ASC 815, “Derivatives and Hedging.” For additional information, see the following in the Consolidated Financial Statements: Note 2, Summary of Significant Accounting Policies; Note 9, Long-Term Obligations; and Note 12, Derivative Instruments and Hedging Activities.

Foreign Currency Risk. The Company has a sales organization in Canada. It also contracts with a third-party logistics service to provide product distribution services in Canada. A 10% appreciation or depreciation in the Canadian dollar at December 31, 2016 would not have a significant impact on the Company’s consolidated balance sheet, consolidated statement of comprehensive income (loss) or consolidated statement of cash flows.

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

Interest Rate Risk. The Company is exposed to interest rate risk on its revolving credit facility, first lien term loan and industrial development bonds. At December 31, 2016, the Company had a total of $196.2 million of variable rate borrowings outstanding, of which $158.3 million is the first lien term loan. After giving effect to the Fifth Amendment to the Credit Agreement (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of Outstanding Indebtedness and Note 9, Long-Term Obligations, of Notes to Consolidated Financial Statements), the first lien term loan and revolving line of credit bear interest at a base rate plus 5.5% per annum or Eurodollar plus 6.5% per annum.  The Credit Agreement provides for a fixed floor rate of 2.25% for base rate loans and 1.25% for Eurodollar loans. A 100 basis point increase in the Eurodollar interest rate above the 1.25% floor would increase annual interest expense by approximately $1.6 million. On July 30, 2013, Appvion entered into an interest rate swap contract on $100 million of this variable rate first lien term loan with a forward start date of September 15, 2014 and a maturity date of June 28, 2019.

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

The Company selectively hedged forecasted commodity transactions that are subject to pricing fluctuations by using swap and collar contracts to manage risks associated with market fluctuations in energy prices. These contracts are recorded in the Consolidated Balance Sheet at fair value using inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the strike price. The contracts’ gains or losses due to changes in fair value are recorded in current period earnings. As of December 31, 2016, all contracts have been settled.

Item 8.            Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Paperweight Development Corp.

We have audited the accompanying consolidated balance sheets of Paperweight Development Corp. and its subsidiaries (the Company) as of December 31, 2016 and January 2, 2016 and the related consolidated statements of comprehensive income (loss), cash flows, redeemable common stock, accumulated deficit and accumulated other comprehensive income for the years then ended.  Our audits also included the financial statement schedules of Paperweight Development Corp. and its subsidiaries listed in item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paperweight Development Corp. and its subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited the adjustments to the January 3, 2015 financial statements to retrospectively apply the effects related to discontinued operations, as described in Note 3.   In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the January 3, 2015 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the January 3, 2015 financial statements taken as a whole.

/s/ RSM US LLP

Milwaukee, Wisconsin

March 17, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Paperweight Development Corp.

In our opinion, the consolidated statements of comprehensive income (loss), of redeemable common stock, accumulated deficit and accumulated other comprehensive income, and of cash flows for the year ended January 3, 2015, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 3, present fairly, in all material respects, the results of operations and cash flows of Paperweight Development Corp. and its subsidiaries for the year ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America (the January 3, 2015 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein).  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) for the year ended January 3, 2015 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.  We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 3 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 17, 2017

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,	January 2,
	2016	2016
ASSETS
Current assets
Cash and cash equivalents	$6,397	$1,817
Accounts receivable, less allowance for doubtful accounts of $323 and $1,073, respectively	41,297	41,573
Inventories	86,392	87,197
Other current assets	4,478	4,738
Total current assets	138,564	135,325

Property, plant and equipment, net	206,413	214,869
Intangible assets, net	34,697	36,983
Other assets	7,495	11,253
Total assets	$387,169	$398,430

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt, net	$982	$1,567
Accounts payable	49,433	51,064
Accrued interest	3,258	2,814
Other accrued liabilities	44,939	49,041
Total current liabilities	98,612	104,486

Long-term debt, net	437,515	413,763
Postretirement benefits other than pension	20,842	22,581
Accrued pension	111,963	105,750
Other long-term liabilities	30,536	35,354
Commitments and contingencies (Note 17)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 6,260,418 and 6,757,898	100,641	114,749
Accumulated deficit	(431,887)	(419,925)
Accumulated other comprehensive income	18,947	21,672
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$387,169	$398,430

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015

Net sales	$690,364	$700,046	$764,698

Cost of sales	566,258	576,441	657,331

Gross profit	124,106	123,605	107,367

Selling, general and administrative expenses	100,578	113,077	140,257
Fox River Funding Agreement	—	—	23,975

Operating income (loss)	23,528	10,528	(56,865)

Other expense
Interest expense, net	40,638	45,986	49,087
Debt modification/extinguishment expense	—	3,605	—
Foreign exchange (gain) loss	466	1,603	2,070
Other expense	1,059	1,014	660

Income (loss) from continuing operations before income taxes	(18,635)	(41,680)	(108,682)

Provision for income taxes	411	245	269

Income (loss) from continuing operations	(19,046)	(41,925)	(108,951)

Discontinued operations
Income from discontinued operations, net of income taxes	—	11,750	16,179
Gain on sale, net of income taxes	—	188,749	—
Income from discontinued operations, net of income taxes	—	200,499	16,179

Net income (loss)	(19,046)	158,574	(92,772)

Other comprehensive income (loss):
Changes in retiree plans	(3,556)	(5,095)	24,895
Unrealized gains (losses) on derivatives	831	(419)	(1,522)
Total other comprehensive incoem (loss)	(2,725)	(5,514)	23,373

Comprehensive income (loss)	$(21,771)	$153,060	$(69,399)

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED
(dollars in thousands)

	December 31,	January 2,	January 3,
	2016	2016	2015
Cash flows from operating activities:
Net (loss) income	$(19,046)	$158,574	$(92,772)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	24,160	25,504	27,729
Amortization of intangible assets and other	2,632	2,285	2,286
Amortization of financing fees	1,919	1,984	2,084
Amortization of debt discount	795	908	961
Employer 401(k) noncash matching contributions	1,606	1,901	2,319
Foreign exchange (gain) loss	448	1,668	2,108
Gain on sale of Encapsys	—	(188,749)	—
Debt modification expense	—	3,605	—
Noncash (gain) loss on hedging	(36)	—	(163)
Loss on disposals of equipment	23	1,086	453
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(270)	4,887	23,784
Inventories	944	5,541	(1,748)
Other current assets	262	2,023	(14)
Accounts payable and other accrued liabilities	(14,365)	(26,819)	19,384
Accrued pension	3,914	7,849	53,234
Other, net	(3,647)	(11,795)	7,585
Net cash provided (used) by operating activities	(661)	(9,548)	47,230

Cash flows from investing activities:
Proceeds from sale of equipment	82	113	2,272
Net change in cash due to sale of Encapsys	—	200,499	—
Additions to property, plant and equipment	(14,755)	(16,683)	(19,737)
Net cash provided (used) by investing activities	(14,673)	183,929	(17,465)

Cash flows from financing activities:
Debt acquisition costs	—	(850)	(185)
Payments of first lien term loan	—	(172,512)	(3,350)
Payments relating to capital lease obligations	(207)	(223)	(114)
Proceeds from revolving line of credit	380,000	339,600	291,650
Payments of revolving line of credit	(357,680)	(336,450)	(292,800)
Payments of State of Ohio loans	(1,567)	(1,478)	(1,399)
Proceeds from issuance of redeemable common stock	1,636	1,931	2,372
Payments to redeem common stock	(10,224)	(9,411)	(18,164)
Increase (decrease) in cash overdraft	7,938	4,174	(6,817)
Net cash provided (used) by financing activities	19,896	(175,219)	(28,807)

Effect of foreign exchange rate changes on cash and cash equivalents	18	(65)	(38)
Change in cash and cash equivalents	4,580	(903)	920
Cash and cash equivalents at beginning of period	1,817	2,720	1,800
Cash and cash equivalents at end of period	$6,397	$1,817	$2,720

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income

Balance, December 28, 2013	8,129,112	$157,445	$(509,296)	$3,813

Net loss	—	—	(92,772)	—
Other comprehensive income	—	—	—	23,373
Issuance of redeemable common stock	350,346	4,668	—	—
Redemption of redeemable common stock	(1,273,759)	(23,776)	5,612	—
Change in fair value and accretion of redeemable common stock	—	(17,320)	17,320	—

Balance, January 3, 2015	7,205,699	$121,017	$(579,136)	$27,186

Net income	—	—	158,574	—
Other comprehensive loss	—	—	—	(5,514)
Issuance of redeemable common stock	327,274	3,780	—	—
Redemption of redeemable common stock	(775,075)	(14,137)	4,726	—
Change in fair value and accretion of redeemable common stock	—	4,089	(4,089)	—

Balance, January 2, 2016	6,757,898	$114,749	$(419,925)	$21,672

Net loss	—	—	(19,046)	—
Other comprehensive loss	—	—	—	(2,725)
Issuance of redeemable common stock	283,120	3,201	—	—
Redemption of redeemable common stock	(780,600)	(13,916)	3,691	—
Change in fair value and accretion of redeemable common stock	—	(3,393)	3,393	—

Balance, December 31, 2016	6,260,418	$100,641	$(431,887)	$18,947

The accompanying notes are an integral part of these consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes Appvion, Inc. and its 100%-owned subsidiaries (collectively “Appvion”), for the years ended December 31, 2016, January 2, 2016 and January 3, 2015.

NATURE OF OPERATIONS

Appvion is the primary operating subsidiary of PDC. The Company creates product solutions for customers and end users through its development and use of coating formulations and applications as well as security technologies. It has two reportable segments: thermal papers and carbonless papers (see Note 22, Segment Information).

The thermal papers segment develops and produces substrates for the transaction and item identification markets. Thermal paper is used in four principal end markets: (1) point-of-sale products for retail receipts and coupons; (2) labels for shipping, warehousing, medical and clean-room applications; (3) tags and tickets for airline and baggage applications, event and transportation tickets and lottery and gaming applications; and (4) printer, calculator and chart paper for engineering, industrial and medical diagnostic charts. Point-of-sale products are sold to printers and converters who in turn sell to end-user customers or to resellers such as office supply stores, office superstores, warehouse clubs, mail order catalogs, equipment dealers, merchants and original equipment manufacturers. Label products are sold to companies who apply pressure sensitive adhesive coatings and release liners and then sell these products to label printers. Tag, ticket and chart grades are sold to specialty printing companies who convert them to finished products such as entertainment, lottery and gaming tickets, tags, coupons and medical charts. Sales within the thermal papers segment accounted for approximately 59% of consolidated net sales in 2016, 53%  of consolidated net sales in 2015 and 54%  of consolidated net sales in 2014.

The carbonless papers segment includes carbonless, security and other specialty paper products. Carbonless paper is used to make multipart business forms such as invoices and purchase orders. The Company produces coated products for design and print applications and offers custom coating solutions. Carbonless products are sold to converters, printers and merchant distributors who stock and sell carbonless paper to printers. The Company also produces security papers with features that resist forgery, tampering and counterfeiting. The Company’s portfolio of products incorporates security technologies, including watermarks, taggants, reactive chemicals, embedded threads and fibers and machine-readable technologies, to serve global markets. Sales within the carbonless papers segment accounted for approximately 41%  of consolidated net sales in 2016,  47% of consolidated net sales in 2015 and 46%  of consolidated net sales in 2014.

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

Under the indemnification agreements, Appvion is indemnified for the first $75 million of certain costs, expenses and liabilities relating to the Fox River and Future Sites and for amounts in excess of $100 million, including Appvion’s costs and expenses in negotiating and entering into the September 2014 Funding Agreement, Appvion’s historical costs and expenses in defending against the U.K. litigation and any future costs and expenses incurred by Appvion in pursuing recoveries (see Note 17, Commitments and Contingencies). During 2008, Appvion paid $25 million to satisfy its portion of the Fox River Liabilities not covered by the indemnification agreement with AWA.

On September 30, 2014, Appvion entered into a Funding Agreement with Windward, NCR, and B.A.T. Industries, p.l.c. (“BAT”) relating to clean-up costs for the Lower Fox River and certain potential future sites. Under the Funding Agreement, Appvion agreed to assume certain additional funding obligations not to exceed $25 million for Fox River Costs and $25 million for Future Sites Costs. Appvion bears sole responsibility for its funding obligations under the Funding Agreement, which were satisfied in 2016. The Funding Agreement does not, however, modify, alter or amend the two indemnification agreements entered into in 2001 wherein AWA agreed to indemnify PDC and PDC agreed to indemnify Appvion for certain costs, expenses and liabilities relating to Fox River and Future Sites.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year is the 52-week or 53-week period ending the Saturday nearest December 31. Fiscal year 2016 was a 52-week period ending December 31, 2016.  Fiscal year 2015 was a 52-week period ending January 2, 2016. Fiscal year 2014 was a 53-week period ending January 3, 2015.

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

REVENUE RECOGNITION

Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of a selling arrangement exists; the Company’s price to the customer is fixed; collectability is reasonably assured; and title has transferred to the customer. These criteria are met at the time of shipment. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized. The Company typically does not invoice its customers for shipping and handling fees, which are classified as selling, general and administrative expenses and totaled approximately $36 million in 2016, $39 million in 2015 and $42 million in 2014.

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

In July 2013, the Company fixed the underlying interest rate at 2.74% on $100 million of its variable rate first lien term loan using an interest rate swap contract with a forward start date of September 15, 2014 and a maturity date of June 28, 2019. This interest rate swap contract has been designated as a cash flow hedge and is recorded in the Consolidated Balance Sheet at fair value. The effective portion of the contract’s gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transaction will not occur. This contract is highly effective in hedging the variability in future cash flows attributable to changes in interest rates.

For the years ended December 31, 2016, January 2, 2016, and January 3, 2015, the amounts recognized in earnings due to ineffectiveness of hedge transactions were immaterial. The amount reported as unrealized gain on derivatives of $0.8 million in 2016, and losses on derivatives of $0.4 million in 2015 and $1.5 million in 2014, in accumulated other comprehensive income, represents the net gain (loss) on derivatives designated as cash flow hedges.

CASH EQUIVALENTS

Cash equivalents consist of funds invested in institutional money market funds with daily liquidity. At December 31, 2016 and January 2, 2016, there were cash overdrafts of approximately $16.2 million and $8.3 million, respectively, which are included in accounts payable within the Consolidated Balance Sheets and the year-over-year change is included in the “Cash Flows from Financing Activities” section of the Consolidated Statement of Cash Flows.

ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the allowance for doubtful accounts, as well as reserves for estimated cash discounts to be taken by customers and potential credits issued to customers. The Company evaluates the adequacy of the allowance for doubtful accounts monthly based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. Reserves for estimated cash discounts are reviewed quarterly based upon current payment terms and historical patterns of actual cash discounts taken. Reserves for potential credits are reviewed semi-annually based upon historical patterns of actual credits issued. The Company may revise its estimates as more information becomes available.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of the non-owner changes in equity, or accumulated other comprehensive income, are as follows (dollars in thousands):

	2016	2015
Changes in retiree plans	$21,186	$24,742

Realized and unrealized losses on derivatives	(2,239)	(3,070)
	$18,947	$21,672

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled $8.2 million in 2016, $9.0 million in 2015, and $9.5 million in 2014.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ACCOUNTING PRONOUNCEMENTS

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This guidance is issued to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance.  This guidance should be applied using a retrospective transition method for the presentation of the service cost component and other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective data, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  This guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  This guidance should be applied using a retrospective transition method to each period presented.  The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. The Company assessed the adoption of this guidance and has concluded there will be no impact to its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This guidance requires lessees to recognize (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is assessing the impact the guidance will have, if any, on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This guidance requires that inventory measured using any method other than last-in, first-out or the retail inventory method shall be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. The amendments in this ASU are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company has assessed that the impact this guidance will have is immaterial on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This guidance provides a practical expedient to entities with a fiscal year-end that does not coincide with a month-end so as to permit the entity to measure defined benefit plan assets and obligations using the month-end closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should also be applied consistently to all plans if an entity has more than one plan. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. As required, the Company adopted this guidance for its fiscal year beginning January 3, 2016 and the impact was immaterial to its consolidated financial statements as a result of adoption.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. Then, in August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The amendments in ASU 2015-15 address the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements such that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASU’s are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. These ASU’s were adopted in 2016, and in accordance with the guidance, $8.1 million of unamortized debt issuance costs, specifically attributable to each of the Company’s long-term debt issues, were reclassified from other assets, as previously reported on the Consolidated Balance Sheet as of January 2, 2016, to long-term debt. The unamortized debt issuance costs are now presented as a direct deduction from each debt liability, consistent with the presentation of the corresponding debt discount, where applicable.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items.” This guidance eliminates the concept of extraordinary items which required entities to separately classify, present and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, though early adoption is permitted provided the guidance is applied from the beginning of the year of adoption. An entity may apply the guidance prospectively and may also apply the guidance retrospectively to all prior periods presented in the financial statements. As required, the Company adopted this guidance for its fiscal year beginning January 3, 2016 and there was no impact to its consolidated financial statements as a result of adoption.

In November 2014, the FASB issued ASU No. 2014-16 “Derivatives and Hedging:  Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” This guidance requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. ASU 2014-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. As required, the Company adopted this guidance for its fiscal year beginning January 3, 2016 and there was no impact to its consolidated financial statements as a result of adoption.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments require management to evaluate whether there are relevant conditions and events, known and reasonably knowable, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or within one year after the date the financial statements are available to be issued when applicable). Management should consider whether its plans intended to mitigate the relevant conditions or events will alleviate the substantial doubt. The amendments provide guidance as to what disclosures are required when substantial doubt is alleviated or not. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods beginning after December 15, 2016, with early adoption permitted. The Company has adopted this ASU and there was no impact to its consolidated financial statements.

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

3.       DISCONTINUED OPERATIONS

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

The operating results for this business for the years ended January 2, 2016 and January 3, 2015 have been reclassified and are now reported separately as discontinued operations. The $188.7 million gain on the sale of Encapsys is also reported as discontinued operations in the Consolidated Statement of Comprehensive Income (Loss) for the year ended January 2, 2016.

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

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the key line items constituting income from discontinued operations for the Encapsys Business for the years ended December 31, 2016, January 2, 2016, and January 3, 2015 (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net sales	$—	$28,263	$45,119
Cost of sales	—	11,697	20,050
Selling, general and administrative expenses	—	4,816	8,890
Income from discontinued operations	—	11,750	16,179

Gain on sale	—	188,749	-
Income from discontinued operations	$—	$200,499	$16,179

The following are the significant line items of the Encapsys Business impacting cash flow for the periods presented (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Depreciation (recovery) expense	$—	$967	$2,307
Additions to property, plant and equipment	—	2,282	6,011

4.       ACCOUNTS RECEIVABLE SECURITIZATION

During June 2014, the Company entered into an accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2016, January 2, 2016 and January 3, 2015.

Trade receivables sold to the third-party financial institution, and being serviced by Appvion, Inc., totaled $32.7 million as of December 31, 2016, for which $12.5 million in proceeds was received. Trade receivables sold to the third-party financial institution as of January 2, 2016 totaled $36.9 million, for which $18.1 million in proceeds was received. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss was recorded as a result of the sale. The fair value of the deferred purchase price notes receivable recorded as of year-end 2016 was $19.3 million and $16.5 million as of year-end 2015 and is included in accounts receivable in the Consolidated Balance Sheet as of December 31, 2016 and January 2, 2016, respectively.  The Company estimates the fair value of the deferred purchase price notes receivable using Level 3 inputs based on historical performance of similar receivables including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (30 days) of the related receivables.

Servicing fees paid for the program were $0.6 million for the year ended December 31, 2016, $0.5 million for the year ended January 2, 2016, and $0.4 million for the year ended January 3, 2015. Transaction costs of $0.7 million, related to the June 2014 entry into this program, were deferred and recorded on the balance sheet as other long-term assets. They are being amortized over the three-year term of the securitization agreement. The remaining balance at December 31, 2016 was $0.1 million.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.       OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicated that an asset might be impaired.

The Company’s intangible assets consist of the following (dollars in thousands):

	As of December 31, 2016		As of January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$34,667	$44,665	$32,570
Patents	5,443	5,443	6,158	6,158
Customer relationships	5,365	3,531	5,365	3,342
Subtotal	55,473	$43,641	56,188	$42,070
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$78,338		$79,053

Of the $78.3 million of acquired intangible assets, $67.5 million was assigned to registered trademarks. Trademarks of $44.6 million related to carbonless papers are being amortized over their useful life of 20 years, while the remaining $22.9 million are considered to have an indefinite life and are not subject to amortization. Customer relationships are being amortized over their estimated useful lives of 25 years.

Amortization expense from continuing operations for the years ended December 31, 2016, January 2, 2016,  and January 3, 2015 approximated $2.3 million. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of intangible assets will approximate $2.3 million for each of the years 2017 through 2021.

6.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	December 31, 2016	January 2, 2016
Finished goods	$47,710	$47,378
Raw materials	12,701	14,925
Work in process	9,888	9,300
Stores and spare parts	16,093	15,594
	$86,392	$87,197

Stores and spare parts inventory represents manufacturing supplies and equipment parts of varying age that must be available, on demand, to ensure minimal interruption of manufacturing processes. The balance is valued at average cost. All other inventories are valued using the first-in, first-out (“FIFO”) method.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	December 31, 2016	January 2, 2016
Land and improvements	$9,774	$9,684
Buildings and improvements	131,643	129,453
Machinery and equipment	515,101	504,338
Software	33,989	33,476
Capital leases	1,180	996
Construction in progress	2,254	6,149
	693,941	684,096
Accumulated depreciation	(487,528)	(469,227)
	$206,413	$214,869

8.      OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the Consolidated Balance Sheet, consist of the following (dollars in thousands):

	December 31, 2016	January 2, 2016
Compensation	$6,090	$6,457
Trade discounts	10,844	12,977
Workers’ compensation	2,587	3,133
Accrued insurance	1,381	1,435
Other accrued taxes	1,268	1,694
Postretirement benefits other than pension	1,543	1,869
Fox River Funding Agreement	—	7,271
Due on accounts receivable securitization	10,500	5,500
Other	10,726	8,705
	$44,939	$49,041

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	December 31,	January 2,
	2016	2016
Revolving credit facility at approximately 9.25% base rate and 7.27% Euro rate,
due June 2018	$31,920	$9,600
Unamortized debt issuance costs	(521)	(875)
Secured variable rate industrial development bonds, 0.6% average interest rate at
December 31, 2016, due in 2027	6,000	6,000
Unamortized debt issuance costs	(54)	(59)
State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	655	1,905
Unamortized debt issuance costs	(11)	(34)
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	788	1,105
Columbia County, Wisconsin municipal debt due December 2019	—	300
First lien term loan at 7.75%, due June 2019	158,300	158,300
Unamortized discount	(728)	(992)
Unamortized debt issuance costs	(1,684)	(2,291)
Second lien senior secured notes at 9.0%, due June 2020	250,000	250,000
Unamortized discount	(2,238)	(2,769)
Unamortized debt issuance costs	(3,930)	(4,860)
	438,497	415,330
Less obligations due within one year	(982)	(1,567)
	$437,515	$413,763

During 2016, the Company made mandatory debt repayments of $1.6 million, plus interest, on its State of Ohio loans. During the year, the Company borrowed $380.0 million and repaid $357.7 million on its revolving credit facility, leaving an outstanding balance at year-end 2016 of $31.9 million. In addition, approximately $15.0 million of the revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder, which, in accordance with its debt covenants, left approximately $16.3 million of unused borrowing capacity under its revolving credit facility. No amounts were drawn by beneficiaries under the outstanding letters of credit.

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

First Lien Credit Agreement

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

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

After giving effect to the Third Amendment and Fifth Amendment (as defined below), the amount committed under the revolving line of credit was reduced to $75 million and $170 million of the first lien term loan was repaid using proceeds from the Sale of the Encapsys Business. The first lien term loan and revolving line of credit bear interest at a base rate plus 5.5% per annum or Eurodollar plus 6.5% per annum. The Credit Agreement provides for a fixed floor rate of 2.25% for base rate loans and 1.25% for Eurodollar loans.

On July 30, 2013, Appvion fixed the underlying interest rate at 2.74% on $100.0 million of the first lien term loan using an interest rate swap contract with a forward start date of September 15, 2014 and a maturity date of June 28, 2019. Within five business days after the year-end financial statements have been filed, Appvion is required to prepay an aggregate principal amount of the term loan equal to the excess, if any, of (a)  50% of defined excess cash flow, provided that such percentage shall be reduced to (1) 25% based upon Appvion achieving a consolidated leverage ratio of less than 3.5 to 1.0 but greater than or equal to 2.5 to 1.0 and (2) 0% based upon Appvion achieving a consolidated leverage ratio of less than 2.5 to 1.0 minus (b) the aggregate amount of all prepayments of the revolving credit line which constitute permanent reductions of the revolving credit facility and all optional prepayments of the first lien term loan made during the year.

On August 3, 2015, Appvion, PDC, Jefferies Finance LLC, as administrative agent, Fifth Third Bank, as revolver agent, swing line lender and L/C issuer, and the lenders under the Credit Agreement (the parties other than Appvion and PDC, the “Lending Parties”) entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment became effective simultaneously with the closing of the Sale of the Encapsys Business. Upon its effectiveness, the Third Amendment, among other things, (i) permitted the Company to consummate the Sale of the Encapsys Business and provided for the corresponding release of liens on the Encapsys Business, (ii) required that not less than $165 million of the net proceeds be applied to prepay the revolving credit loans and the term loans under the Credit Agreement and provided that the remainder of the net proceeds be reinvested or otherwise applied to further prepay indebtedness in accordance with the Credit Agreement, (iii) provided for a permanent reduction of the revolving credit facility commitments from $100 million to $75 million, (iv) required the payment of a consent fee equal to 0.175% of the aggregate principal amount of loans and commitments, (v) added the pricing grid discussed above and (vi) further conformed certain terms and covenants under the Credit Agreement to account for the Sale of the Encapsys Business and the transactions contemplated thereby. The Third Amendment also removed the maximum consolidated leverage covenant and added (i) a maximum consolidated first lien leverage covenant that requires maintenance of a consolidated first lien leverage ratio, initially, of not more than 3.50 to 1.00, and on and after the third fiscal quarter of 2016, of not more than 3.25 to 1.00 and on and after the third fiscal quarter of 2017, of not more than 3.00 to 1.00 and (ii) a minimum consolidated fixed charge coverage covenant that requires maintenance of a consolidated fixed charge coverage ratio, initially, of not less than 0.95 to 1.00 and on and after the first fiscal quarter of 2016, of not less than 1.00 to 1.00. The Company incurred $0.9 million of debt acquisition costs related to the execution of this amendment. These costs have been deferred and will be amortized over the remaining term of the Credit Agreement.

On June 24, 2016, Appvion, PDC, and the Lending Parties entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement dated June 28, 2013. The Fourth Amendment amends the definition of Consolidated EBITDA to provide for an additional add-back to Consolidated Net Income for cash, fees and/or expenses paid or incurred in connection with certain financial and advisory services provided to the Company and Appvion in an aggregate amount not to exceed $6.5 million.

On January 16, 2017, Appvion, PDC, and the Lending Parties entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement dated June 28, 2013. The Fifth Amendment, among other things, (i) fixes the applicable interest rate on the Company’s term and revolving loans at 5.5% per annum for base rate loans and 6.5% per annum for Eurodollar loans, regardless of the Company’s then current consolidated leverage ratio, (ii) increases the maximum consolidated first lien leverage ratios applicable to the Company pursuant to the maximum consolidated leverage covenant to require maintenance of a consolidated first lien leverage ratio, during the first fiscal quarter of 2017, of not more than 3.60 to 1.00, during the second fiscal quarter of 2017, of not more than 3.50 to 1.00, during the period beginning on the third fiscal quarter of 2017 though the second fiscal quarter of 2018, of not more than 3.25 to 1.00 and from and after July 1, 2018, of not more than 3.00 to 1.00 and (iii) requires the payment of a 1.5% premium on any prepayments, payments in connection with a change in control or a refinancing or payments at maturity of either term or revolving loans.

On February 16, 2017, Appvion, PDC, and the Lending Parties entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement dated June 28, 2013. The Sixth Amendment amends the Credit Agreement to provide for the availability of additional term loans in an aggregate principal amount not to exceed $20.0 million, on the same terms and subject to the same conditions as the term loans already existing under the Credit Agreement.  Proceeds from the issuance of these term loans were reduced by $0.8 million for original issue discount and the net proceeds were used to pay down the revolving line of credit.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Second Lien Secured Notes

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

Management reported that the Company was in compliance with all debt covenants at December 31, 2016, and is forecasted to remain compliant for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the Company’s noncompliance with the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing in such circumstances. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

Scheduled repayment of principal on long-term obligations outstanding at December 31, 2016, is as follows (dollars in thousands):

Obligations
Outstanding at
December 31, 2016
2017	$982
2018	32,257
2019	158,424
2020	250,000
2021	—
Thereafter	6,000
$447,663

10.      INCOME TAXES

In conjunction with the acquisition of Appvion, PDC elected to be treated as a subchapter S corporation and elected that its eligible subsidiaries be treated as qualified subchapter S subsidiaries for U.S. federal and, where recognized, state and local income tax purposes. As a result, its tax provision includes only foreign and minimal state and local income taxes. For 2016 the Company recorded a net tax provision of $0.4 million primarily for U.S state and local income taxes. For 2015 the Company recorded a net tax provision of $0.2 million primarily for U.S. state and local income taxes. For 2014 the Company recorded a net tax provision of $0.3 million primarily for Canadian income taxes.

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

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.      LEASES

The Company leases buildings, machinery and equipment and other facilities. Many of these leases obligate the Company to pay real estate taxes, insurance and maintenance costs. Total rent expense was $5.4 million for 2016,  $6.3 million for 2015 and $6.4 million for 2014.

Future minimum lease payments as of December 31, 2016, under leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in thousands):

Operating
Leases
2017	$4,085
2018	1,305
2019	1,061
2020	886
2021	—
Thereafter	—
Total minimum lease payments	$7,337

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are designed to hedge the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $12.3 million as of December 31, 2016. These contracts have settlement dates extending through June 2017.

The Company selectively hedges forecasted commodity transactions that are subject to pricing fluctuations by using collar contracts to manage risks associated with market fluctuations in energy prices.  These contracts are recorded in the Consolidated Balance Sheet at fair value using Level 2 observable market inputs based on the New York Mercantile Exchange as measured on the last trading day of the accounting period and compared to the collar price.  The contracts’ gains or losses due to changes in fair value are recorded in current period earnings.  As of December 31, 2016, all contracts have been settled.

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

The following table presents the location and fair values of derivative instruments included in the Company’s Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	December 31, 2016	January 2, 2016
Foreign currency exchange derivatives	Accounts receivable	$452	$430
Interest rate swap	Other long-term liabilities	(2,657)	(3,501)

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2016, January 2, 2016,  and January 3, 2015 and (gains) losses initially recognized in accumulated other comprehensive income in the Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of
	Comprehensive	For the	For the	For the
	(Loss) Income	Year Ended	Year Ended	Year Ended
Designated as a Hedge	Location	December 31, 2016	January 2, 2016	January 3, 2015
Foreign currency exchange derivatives	Net sales	$(637)	$(1,389)	$(161)

(Gains) losses recognized in accumulated
other comprehensive income		(377)	(381)	(619)

Interest rate swap	Interest expense	1,498	1,506	470

Losses recognized in accumulated
other comprehensive income		2,616	3,451	3,270

Not Designated as a Hedge
Natural gas collar	Cost of sales	—	499	1,228

13.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	December 31, 2016		January 2, 2016
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
First lien term loan	$157,572	$151,269	$157,308	$146,296
Second lien notes	247,762	143,702	247,231	98,893
Revolving credit facility	31,920	31,920	9,600	9,600
State of Ohio loans	1,443	1,443	3,010	3,010
Columbia County, Wisconsin municipal debt	—	—	300	300
Industrial development bonds	6,000	6,000	6,000	6,000
	444,697	334,334	423,449	264,099
Debt issuance costs	(6,200)		(8,119)
	$438,497	$334,334	$415,330	$264,099

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

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities were reasonable estimates of fair value as of December 31, 2016 and January 2, 2016.

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

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 The status of these plans, including a reconciliation of benefit obligation, a reconciliation of plan assets and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is shown below (dollars in thousands):

Pension Benefits	2016	2015
Change in benefit obligation
Benefit obligation at beginning of period	$421,041	$442,652
Service cost	5,578	5,976
Interest cost	18,865	18,095
Plan amendments	(91)	2,229
Actuarial loss (gain)	14,728	(20,037)
Settlements	(6,204)	(6,338)
Benefits and expenses paid	(24,985)	(21,536)
Benefit obligation at end of period	$428,932	$421,041

Change in plan assets
Fair value at beginning of period	$314,689	$349,047
Actual return on plan assets	32,307	(7,006)
Employer contributions	561	522
Settlements	(6,204)	(6,338)
Benefits and expenses paid	(24,985)	(21,536)
Fair value at end of period	$316,368	$314,689

Funded status of plans
Funded status at end of period	$(112,564)	$(106,352)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(601)	$(602)
Accrued benefit liability-noncurrent	(111,963)	(105,750)
Net amount recognized	$(112,564)	$(106,352)

Key assumptions at end of period (%)
Discount rate	4.21	4.58

The amounts in accumulated other comprehensive income on the Consolidated Balance Sheet, net, that have not been recognized as components of net periodic benefit cost at December 31, 2016 and January 2, 2016, are as follows (dollars in thousands):

	2016	2015
Prior service credit	$(17,521)	$(19,820)

The amount in accumulated other comprehensive income that is expected to be recognized as components of net periodic benefit cost over the next year is as follows (dollars in thousands):

Prior service credit	$(2,390)

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of net periodic pension cost include the following (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	January 2,	January 3,
Pension Benefits	2016	2016	2015
Net periodic benefit cost
Service cost	$5,578	$5,976	$4,766
Interest cost	18,865	18,095	20,585
Expected return on plan assets	(20,908)	(23,376)	(23,344)
Amortization of
Prior service (credit) cost	(2,390)	(2,620)	486
Mark-to-market adjustment	3,330	10,344	67,412
Net periodic benefit cost (gain)	$4,475	$8,419	$69,905
Key assumptions (%)
Discount rate	4.58	4.18	5.04
Expected return on plan assets	7.00	7.00	6.75
Rate of compensation increase	NA	NA	NA

Expected future benefit payments are as follows (dollars in thousands):

2017	$29,473
2018	30,055
2019	31,236
2020	31,231
2021	31,324
2022 thru 2026	147,337
$300,656

As of the 2016 and 2015 measurement dates, the approximate asset allocations by asset category for the Company’s pension plan were as follows:

	December 31, 2016	January 2, 2016
U.S. Equity	31%	31%
International Equity	9	9
Private Equity	1	1
Emerging Market Equity	9	9
Fixed Income	45	46
Real Estate	5	4
Total	100%	100%

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

The expected long-term rate of return on assets assumption is developed considering the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Expected returns for each asset class are developed using estimates of expected real returns plus expected inflation. Long-term expected real returns are derived from future expectations for the U.S. Treasury real yield curve. Based on the assumptions and methodology described above, the Company selected 7.00% as its long-term rate of return on assets assumptions for both year-end 2016 and 2015. The mortality assumption used for each of the years 2016 and 2015 was the RP-2014 mortality table.

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 700 Aa-graded noncallable bonds available in the market as of December 31, 2016, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 21 bonds, the Company selected a discount rate of 4.21% for 2016 and 4.58% for 2015 to value year-end liabilities for the pension plans.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the assets within the pension plan as of December 31, 2016 and January 2, 2016 are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2016
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$7,764			$7,764

Public equity
U.S.	(a)		97,784		97,784
International	(a)		27,868		27,868
Emerging markets	(b)		28,643		28,643

Private equity	(c)			1,875	1,875

Fixed income
Corporate bonds	(d)		124,473		124,473
Other fixed income	(d)		19,310		19,310

Real estate	(e)			8,651	8,651
		$7,764	$298,078	$10,526	$316,368

		Fair Value Measurements at January 2, 2016
		Quoted Prices	Significant	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Asset Category
Cash and cash equivalents		$1,798			$1,798

Public equity
U.S.	(a)		97,710		97,710
International	(a)		29,343		29,343
Emerging markets	(b)		26,359		26,359

Private equity	(c)			3,863	3,863

Fixed income
Corporate bonds	(d)		125,251		125,251
Other fixed income	(d)		17,628		17,628

Real estate	(e)			12,737	12,737
		$1,798	$296,291	$16,600	$314,689

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

	Changes in Fair Value Using
	Significant Unobservable Inputs (Level 3)
	Private	Real
	Equities	Estate	Total
Balance, January 3, 2015	$4,509	$15,272	$19,781
Realized gains/(losses)	291	(383)	(92)
Unrealized gains/(losses)	130	1,932	2,062
Return of capital	(1,093)	(5,542)	(6,635)
Income	26	1,458	1,484
Balance, January 2, 2016	3,863	12,737	16,600
Realized gains/(losses)	260	1,040	1,300
Unrealized gains/(losses)	(649)	548	(101)
Return of capital	(1,599)	(6,167)	(7,766)
Income	—	493	493
Balance, December 31, 2016	$1,875	$8,651	$10,526

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company expects to contribute $4.5 million to its funded pension plan in 2017. The defined benefit plan provides that hourly employees receive payments of stated amounts for each year of service. Payments under the defined benefit plan covering salaried employees are based on years of service and the employees’ compensation during employment. At December 31, 2016, the accumulated benefit obligation for the defined benefit plans were approximately $428.9 million.  At January 2, 2016, the accumulated benefit obligation for the defined benefit plans was approximately $421.0 million.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton represented manufacturing employees, where the collective bargaining agreement expired April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees at the Kansas City, Kansas distribution center and West Carrollton, Ohio plant, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company.   In addition, during first quarter 2012 there was a workforce reduction at the West Carrollton, Ohio plant resulting from the cessation of papermaking activities. As a result, the Company recorded a $25.0 million expense in 2012 representing its estimated cost to satisfy a complete withdrawal liability under the terms of the plan’s trust agreement, with a payment period that began January 2014 and could extend for up to 20 years, discounted in accordance with ASC Section 450-20-S99-1. Payments of $2.0 million were made during 2016, resulting in recorded interest expense of $1.1 million. As of December 31, 2016, the reserve has been reduced by $0.9 million. Of the $22.5 million reserve, $0.9 million is classified as short-term and $21.6 million is classified as long-term within the Consolidated Balance Sheet at December 31, 2016.

A deferred compensation plan, named the Executive Nonqualified “Excess” Plan of Appvion, Inc., effective on February 1, 2006, and as amended effective January 1, 2015, was established for highly-compensated employees, including all directors and executive officers. Salaried employees, with base salaries of $130,000 and over, are eligible to participate in the plan. This plan was established for the purpose of allowing a tax-favored option for saving for retirement when the IRS limits the ability of highly-compensated employees to participate under tax-qualified plans. This plan allows for deferral of compensation on a pre-tax basis and accumulation of tax-deferred earnings. Participants in the plan may choose to have deferrals increased or decreased based on the performance of a selection of mutual funds. No assets are actually set aside to fund the Company’s obligation under this plan. The non-employee directors are also allowed to participate in this plan. For the years ended December 31, 2016 and January 2, 2016, $2.7 million and $5.4 million, respectively, was recorded in other long-term assets for this plan.

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

The status of these plans, including a reconciliation of benefit obligations and the funded status of the plans, as well as the key assumptions used in accounting for the plans, is as follows (dollars in thousands):

Other Postretirement Benefits	2016	2015
Change in benefit obligation
Benefit obligation at beginning of period	$24,450	$34,076
Service cost	64	185
Interest cost	954	1,184
Plan amendments	(5)	(918)
Actuarial (gain) loss	(1,449)	(8,304)
Benefits and expenses paid	(1,629)	(1,773)
Benefit obligation at end of period	$22,385	$24,450

Funded status of plans
Funded status at end of period	$(22,385)	$(24,450)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability-current	$(1,543)	$(1,869)
Accrued benefit liability-noncurrent	(20,842)	(22,581)
Net amount recognized	$(22,385)	$(24,450)

Key assumptions at end of period
Discount rate	3.95%	4.25%
Valuation year medical trend	7.33%	7.67%
Ultimate medical trend	5.00%	5.00%
Year ultimate medical trend reached	2023	2023

The discount rate is developed by selecting a portfolio of high-quality corporate bonds appropriate to provide for the projected benefit payments of the plan. This portfolio is selected from a universe of over 700 Aa-graded noncallable bonds available in the market as of December 31, 2016, further limited to those bonds with average yields between the 10th and 90th percentiles. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds selected to the discounted value of the plan’s benefit payments. Based on the methodology described above, and a selected portfolio of 25 bonds, the Company selected a discount rate of 3.95% for the postretirement benefit plan.

The December 31, 2016, accumulated postretirement benefit obligation (“APBO”) was determined using assumed medical care cost trend rates of 7.33%, decreasing one third percent each year to an ultimate rate of 5% in 2023. The January 2, 2016, APBO was determined using assumed medical care cost trend rates of 7.67%, decreasing one third percent each year to an ultimate rate of 5% in 2023.

The amount in accumulated other comprehensive income in the Consolidated Balance Sheet, that has not been recognized as a component of net periodic benefit cost at December 31, 2016 and January 2, 2016 is as follows (dollars in thousands):

	2016	2015
Prior service credit	$3,665	$4,922

The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost over the next year is shown below (dollars in thousands):

Amortization of prior service credit	$1,260

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of other postretirement benefit (gain) loss include the following (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Service cost	$64	$185	$246
Interest cost	954	1,184	1,372
Amortization of prior service credit	(1,262)	(1,163)	(1,206)
Mark-to-market adjustment	(1,449)	(8,304)	420
Net periodic benefit (gain) loss	$(1,693)	$(8,098)	$832

The key assumptions used in the measurement of the Company’s net periodic benefit (gain) loss are shown in the following table:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Discount rate	4.25%	3.86%	4.50%
Valuation year medical trend	7.67%	8.00%	6.50%
Ultimate medical trend	5.00%	5.00%	5.00%
Year ultimate medical trend reached	2024	2024	2017

Impact of a one percent change in medical trend rate (dollars in thousands):

	1% Increase	1% Decrease
Aggregate impact on service and interest cost	$18	$(17)
Effect on accumulated plan benefit obligation	491	(444)

Expected postretirement benefit payments for each of the next five years, and the aggregate from 2022 through 2026, are as follows (dollars in thousands):

2017	$1,543
2018	1,847
2019	1,882
2020	1,902
2021	1,923
2022 thru 2026	8,602
$17,699

16.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Appvion, Inc. Long-Term Incentive Plan (“LTIP”). As of January 3, 2010, the Company adopted a long-term restricted stock unit plan ("RSU"), and as amended effective January 1, 2015. Both plans utilize phantom units. The value of a unit in the LTIP is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. All units granted under the LTIP may be exercised after three full years. Units expire ten years after the grant date. The value of a unit in the RSU is based on the value of PDC common stock, as determined by the ESOP trustee. All RSUs vest three years after the award date and are paid at vesting. The cash payment upon vesting is equal to the value of one share of PDC common stock at the most recent valuation date times the number of units granted. RSU units can be deferred to the Non-Qualified Excess Plan if the recipient so elects shortly after the units have been granted. All units under both the LTIP and RSU plans will vest immediately, and cash payment will be made, upon a change in control as defined in the plans.  At year-end 2016, the fair market value of one share of PDC common stock is $10.35.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Compensation Committee of the board establishes the number of units granted each year under these plans in accordance with the Compensation Committee’s stated goals and policies. The Compensation Committee has the discretion to use either, or both, plan(s) as appropriate to attract, motivate and retain key management employees while managing the expense to the Company. During 2016,  310,150 additional units were granted under the LTIP plan and 130,850 additional units were granted under the RSU plan. During 2015,  417,300 additional units were granted under the LTIP plan and 180,150 additional units were granted under the RSU plan. During 2014,  238,650 additional units were granted under the LTIP plan and 120,650 additional units were granted under the RSU plan. Units are valued using the most recent PDC stock price as determined by the semi-annual ESOP valuation as of June 30 and December 31.

Approximately $0.3 and $0.2 million of expense, related to the LTIP plan, was recorded during 2016 and 2015, respectively, in SG&A expense. Due to a decrease in stock price, a $1.6 million recovery was recorded during 2014 in SG&A expense. Based on the Company’s stock price as of the end of December 2016, the Company had no unrecognized compensation expense related to nonvested phantom units granted under the plan. Since the inception of the plan, 4,817,370 phantom units have been granted, 2,887,648 phantom units have been forfeited and 1,018,688 phantom units have been exercised, leaving an outstanding balance of 911,034 phantom units at December 31, 2016. A summary of 2014 - 2016 activity within the LTIP plan is as follows.

			Weighted
			Average	Aggregate
	Weighted		Remaining	Intrinsic Value
	Average Grant	Grant	Contractual	(dollars in
	Unit Price	Units	Life (Years)	thousands)
Outstanding, December 28, 2013	$20.92	2,013,500
Granted	16.26	238,650
Exercised	12.91	(180,500)
Forfeited or expired	27.11	(21,201)
Outstanding, January 3, 2015	$21.02	2,050,449	5.0	$—
Exercisable, January 3, 2015	$22.13	1,618,700	4.1	$—

Outstanding, January 3, 2015	$21.02	2,050,449
Granted	11.22	417,300
Forfeited or expired	25.33	(404,615)
Outstanding, January 2, 2016	$18.19	2,063,134	5.5	$—
Exercisable, January 2, 2016	$20.34	1,454,367	4.2	$—

Outstanding, January 2, 2016	$18.19	2,063,134
Granted	12.30	310,150
Exercised	12.59	(416,778)
Forfeited or expired	18.28	(1,045,472)
Outstanding, December 31, 2016	$16.03	911,034	6.5	$—
Exercisable, December 31, 2016	$21.14	395,784	3.8	$—

During 2016, 416,778 phantom units were exercised. In the second half of 2016, 361,000 units, originally granted at $12.84 per unit, and 55,778 units, originally granted at a price of $11.00 per unit, were exercised at the mid-year 2016 share price of $13.70 per unit for a total payment of $0.5 million representing the appreciation of the units. No phantom units were exercised during 2015. During 2014, 180,500 phantom units were exercised. In the first half of 2014, 146,000 units, originally granted at a price of $12.84 per unit, were exercised at the year-end 2013 price of $16.25 per unit for a total payment of $0.5 million representing the appreciation of the units. In the second half of 2014, 24,500 units, originally granted at a price of $12.84 per unit, and 10,000 units, originally granted at a price of $14.10 per unit, were exercised at the mid-year 2014 share price of $16.30 per unit for a total payment of $0.1 million representing the appreciation of the units. As of December 31, 2016,  no long-term liability was included in the Consolidated Balance Sheet.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Approximately $0.7 million, $1.6 million and $0.6 million of expense, related to the RSU plan, was recorded during 2016, 2015 and 2014, respectively. Since the inception of the plan,  876,075 units have been granted, 201,557 units have been forfeited and 425,868 units became fully vested and were paid, leaving an outstanding balance of 248,650 units at December 31, 2016. These shares are expected to be recognized over the weighted-average period of 1.76 years. As of year-end 2016, 37,850 RSU units became vested and exercisable. In accordance with the plan, a  payment for these RSU’s of $0.4 million was made on February 17, 2017, based on the year-end 2016 price of $10.35 per unit. A summary of 2014 – 2016 activity within the RSU plan is as follows.

			Weighted
			Average	Aggregate
	Weighted		Remaining	Intrinsic Value
	Average Grant	Grant	Contractual	(dollars in
	Unit Price	Units	Life (Years)	thousands)
Outstanding, December 28, 2013	$16.37	216,125
Granted	16.25	120,650
Forfeited	20.27	(6,800)
Outstanding, January 3, 2015	$16.25	329,975	1.1	$3,630

Outstanding, January 3, 2015	$16.25	329,975
Granted	11.22	180,150
Exercised	15.15	(107,283)
Forfeited	13.77	(42,867)
Outstanding, January 2, 2016	$14.42	359,975	1.2	$4,428

Outstanding, January 2, 2016	$14.42	359,975
Granted	12.30	130,850
Exercised	16.30	(157,085)
Forfeited	12.53	(85,090)
Outstanding, December 31, 2016	$12.76	248,650	1.4	$2,574

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. Deferred compensation is in the form of phantom units and is earned over the course of six-month calendar periods of service beginning January 1 and July 1. The number of units to be earned is calculated using the established dollar value of the compensation divided by the fair market value of one share of PDC common stock as determined by the semi-annual ESOP valuation. This deferred compensation vests coincidental with the board member’s continued service on the board. Upon cessation of service as a director, the deferred compensation will be paid in five equal annual cash installments. The expense for this plan was approximately $0.1 million and $0.5 million in 2016 and 2015, respectively. During 2014, there was a $0.2 million recovery of expense.

17.      COMMITMENTS AND CONTINGENCIES

Lower Fox River

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
(b)	In no event will Appvion’s funding obligations for Future Sites Costs exceed $25 million (the “Appvion Future Sites Cap”); and
(c)

In no event will Appvion’s funding obligations under the Funding Agreement exceed $7.5 million during any calendar year (except for the payment of $4 million on February 2, 2015 and the payment of $7.5 million on September 1, 2015). The $4 million payment due February 1, 2015 and the $7.5 million payment due September 1, 2015, the $3 million payment due September 1, 2016, and the $4.5 million payment due October 3, 2016 have been timely paid.  These payments, together with the initial payment by Appvion of $6 million on September 30, 2014, fully satisfy Appvion’s funding obligations under the Funding Agreement.

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

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.      CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Cash paid during the period for:
Interest	$37,915	$42,299	$49,940
Income taxes	304	404	221

Cash received during the period for:
Income tax refunds	$15	$—	$178

19.      CONCENTRATIONS OF CREDIT AND OTHER RISKS

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company does not believe it is dependent upon any single customer. Sales to the Company’s two largest customers each represented approximately 9% and 8% of net sales for 2016, 2015, and 2014, respectively.

The five largest customers in the carbonless papers segment collectively accounted for approximately 46% of carbonless net sales in 2016,  44% of carbonless papers net sales in 2015 and 41% of carbonless papers net sales in 2014. The five largest customers in the thermal papers segment collectively accounted for approximately 47% of thermal papers net sales in 2016,  44% of thermal papers net sales in 2015 and 41% of thermal papers net sales in 2014.

          Base stock is a key raw material in the Company’s business. In 2016, the Company purchased approximately $226 million of base stock from external suppliers. Approximately $24 million of this base stock was purchased for the production of carbonless products with nearly 100% purchased from one external supplier. The Company purchased approximately $202 million of base stock for the production of thermal products with approximately 92% purchased from a single external supplier. In 2015, the Company purchased approximately $215 million of base stock from external suppliers. Approximately $39 million of this base stock was purchased for the production of carbonless products with approximately 100% purchased from one external supplier. The Company purchased approximately $176 million of base stock for the production of thermal products with approximately 94% purchased from a single external supplier. In 2014, the Company purchased approximately $239 million of base stock from external suppliers. Approximately $45 million of this base stock was purchased for the production of carbonless products with approximately 98% purchased from one external supplier. The Company purchased approximately $194 million of base stock for the production of thermal products with approximately 70% purchased from a single external supplier.

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

Eligible participants, as “named fiduciaries” under ERISA, were offered a one-time irrevocable election in 2001 to acquire a beneficial interest in the common stock of PDC by electing to direct the transfer of all or a portion of their existing account balances in the KSOP and the 401(a) plan (Appleton Papers Inc. Retirement Medical Savings Plan) to the Company Stock Fund. The total proceeds transferred by eligible participants to the Company Stock Fund were approximately $107 million. All proceeds of the offering were used by the ESOP trustee to purchase 10,684,373 shares of PDC common stock. As a result of this purchase, the ESOP owns 100% of the common stock of PDC. The ESOP trustee is expected to purchase common stock from PDC with future pre-tax payroll deferrals made by employees. The Company also intends to fund a significant part of its matching contribution commitment with common stock of PDC. Matching contributions charged to expense were $1.6 million in 2016, $1.9 million in 2015, and $2.3 million in 2014.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The value of each participant’s account balance will be paid to that participant, or that participant’s beneficiary, in the case of the participant’s death, upon the participant’s retirement, death, disability, resignation, dismissal or permanent layoff. Requests for lump sum distributions from the Company Stock Fund will be granted in accordance with a uniform, nondiscriminatory policy established by the ESOP committee. Covenants in the Credit Agreement, as amended, providing for the first lien term loan and revolving credit facility, as well as the indenture governing the second lien senior secured notes restrict Appvion’s ability to pay dividends to PDC, which could limit PDC’s ability to repurchase shares distributed to ESOP participants who have terminated employment or who are entitled to diversification rights. PDC has obligations to make distributions to former participants in the ESOP under ERISA and these obligations may conflict with the terms of these debt agreements. During 2016, 2015, and 2014, the Company exercised its right to satisfy requests for distributions to former participants using five equal annual installments.

In 2016, the ESOP trustee purchased 145,102 shares of PDC redeemable common stock for an aggregate price of $1.6 million from pre-tax payroll deferrals, rollovers and loan payments made by employees, as well as interest received by the trust. Matching contributions over this same period resulted in an additional 138,018 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications, employee terminations and employee loan requests, 780,600 shares of PDC redeemable common stock were repurchased during 2016 at an aggregate price of $10.2 million.

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

The fair value of the redeemable common stock is determined by an independent, third-party appraiser selected by the ESOP Trustee, as required by law and the ESOP. Such valuations are made as of June 30 and December 31. The year-end 2016 share price was $10.35. Based upon the estimated fair value of the redeemable common stock at December 31, 2016, an ultimate redemption liability of approximately $64.8 million was determined. The redeemable common stock recorded book value as of December 31, 2016, was $100.6 million. The net decrease in fair value and accretion of redeemable common stock was $3.4 million for the year ended December 31, 2016.

As of December 31, 2016, the Company is obligated to purchase 1,956,365 shares of redeemable common stock eligible for redemption as a result of participants terminating employment due to retirement, resignation, dismissal, permanent layoff, disability or death. Using the year-end 2016 share price, the Company has estimated a future share repurchase obligation of approximately $20.2 million. Per plan provisions, neither the dates of nor prices at distribution are fixed or determinable, and therefore, repurchase obligations to be settled over the next five years will vary from the estimated repurchase obligation above.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21.      UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for 2016 includes the following (dollars in thousands):

	For the Three	For the Three	For the Three	For the Three	For the Year
	Months Ended	Months Ended	Months Ended	Months Ended	Ended
	April 3,	July 3,	October 2,	December 31,	December 31,
	2016	2016	2016	2016	2016
Net sales	$180,540	$173,551	$169,189	$167,084	$690,364
Gross profit	36,165	30,292	29,337	28,312	124,106
Operating income (loss)	9,561	3,891	3,420	6,656	23,528
Net (loss) income	$(421)	$(6,860)	$(7,210)	$(4,555)	$(19,046)

Unaudited quarterly financial data for 2015 includes the following (dollars in thousands):

	For the Three	For the Three	For the Three	For the Three	For the Year
	Months Ended	Months Ended	Months Ended	Months Ended	Ended
	April 5, 2015	July 5, 2015	October 4, 2015	January 2, 2016	January 2, 2016
Net sales	$183,909	$166,158	$180,591	$169,388	$700,046
Gross profit (loss)	32,492	27,159	32,870	31,084	123,605
Operating income (loss)	4,333	(1,443)	4,169	3,469	10,528
Loss from continuing operations	(10,268)	(14,071)	(11,023)	(6,563)	(41,925)
Income from discontinued
operations, net of income taxes	4,503	4,264	191,904	(172)	200,499
Net income (loss)	$(5,765)	$(9,807)	$180,881	$(6,735)	$158,574

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

22.      SEGMENT INFORMATION

The Company’s reportable segments are carbonless papers and thermal papers. The accounting policies applicable to these reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, interest expense, net, debt modification/extinguishment expense, foreign exchange loss and other expense.

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

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net sales
Carbonless papers	$284,930	$327,178	$349,374
Thermal papers	405,434	372,868	415,324
Total	$690,364	$700,046	$764,698

Operating income (loss)
Carbonless papers	$17,248	$26,729	$(12,640)
Thermal papers	14,333	(5,848)	(11,348)
	31,581	20,881	(23,988)
Unallocated corporate charges	(8,053)	(10,353)	(32,877)
Total	$23,528	$10,528	$(56,865)

Depreciation and amortization (A)
Carbonless papers	$13,816	$14,132	$14,055
Thermal papers	12,655	12,514	13,500
	26,471	26,646	27,555
Unallocated corporate charges	321	177	153
Total	$26,792	$26,823	$27,708

(A)

Depreciation and amortization from continuing operations are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

During 2016, the Company recorded a net mark-to-market $2.0 million related to its retiree benefit plans.  This loss was allocated as follows: $1.3 million to carbonless papers and $0.7 million to thermal papers.

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

Revenues from sales in the U.S. were $529.7 million in 2016, $526.0 million in 2015, and $568.6 million in 2014. Revenues from sales to customers in foreign countries were $160.7 million in 2016, $174.0 million in 2015, and $196.1 million in 2014. All long-lived assets were located in the U.S. as of December 31, 2016 and January 2, 2016. Substantially all long-lived assets were located in the U.S. as of January 3, 2015.

PAPERWEIGHT DEVELOPMENT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the year ended December 31, 2016 are as follows (dollars in thousands)

	Change in	Hedging
	Retiree Plans	Activities	Total
Balance, January 2, 2016	$24,742	$(3,070)	$21,672

Other comprehensive loss before reclassifications	—	1,692	1,692
Amounts recorded in accumulated other
comprehensive income	(3,556)	(861)	(4,417)
Net other comprehensive loss	(3,556)	831	(2,725)

Balance, December 31, 2016	$21,186	$(2,239)	$18,947

The changes in accumulated other comprehensive income by component for the year ended January 2, 2016 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total
Balance, January 3, 2015	$29,837	$(2,651)	$27,186

Other comprehensive loss before reclassifications	—	(302)	(302)
Amounts recorded in accumulated other
comprehensive income	(5,095)	(117)	(5,212)
Net other comprehensive loss	(5,095)	(419)	(5,514)

Balance, January 2, 2016	$24,742	$(3,070)	$21,672

Details about these reclassifications are as follows (dollars in thousands):

	Amounts Reclassified from
	Accumulated Other Comprehensive Income
					Affected Line Item
					in Consolidated
					Statements of
Details about Accumulated	For the	For the	For the		Comprehensive
Other Comprehensive	Year Ended	Year Ended	Year Ended		Income
Income Components	December 31, 2016	January 2, 2016	January 3, 2015		(Loss)
Changes in retiree plans
Amortization of prior service credit	$3,556	$5,095	$(24,895)	(a)

Hedging activities
Foreign exchange contracts	$(637)	$(1,389)	$(161)		Net sales
Interest rate swap	1,498	1,506	470		Interest
	$861	$117	$309

Total reclassifications for the period	$4,417	$5,212	$(24,586)

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14, Employee Benefits, and Note 15, Postretirement Benefit Plans other than Pensions.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion and decisions regarding required disclosure. Management of the Company, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on this evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The assessment was based on criteria established in the framework Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information as of March 17, 2017, regarding the executive officers and directors of PDC and Appvion.

Name	Age	Position

Terry M. Murphy	68	Chairman and Director of PDC and Appvion

Carl J. Laurino	55	Director of PDC and Appvion

David A. Roberts	69	Director of PDC and Appvion

Kathi P. Seifert	67	Director of PDC and Appvion

Mark A. Suwyn	74	Director of PDC and Appvion

George W. Wurtz	60	Director of PDC and Appvion

Kevin M. Gilligan	50	President, Chief Executive Officer and a Director of PDC, and President, Chief Executive Officer and a Director of Appvion

Thomas J. Ferree	59	Senior Vice President Finance, Chief Financial Officer and Treasurer of PDC, and Senior Vice President Finance, Chief Financial Officer and Treasurer of Appvion

Tami L. Van Straten	45	Senior Vice President Administration, General Counsel and Secretary of PDC, and Senior Vice President, General Counsel and Secretary of Appvion

Justin C. Merritt Matthew K. Stites	43 46	Senior Vice President – Sales, Marketing and Research and Development of Appvion Vice President – Supply Chain of Appvion

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

Carl J. Laurino. Mr. Laurino joined PDC and Appvion as a Director in January 2017. Mr. Laurino is currently the Chief Financial Officer of Maxim Crane Works LLP, a leading provider of comprehensive lifting services and solutions in the United States. Mr. Laurino retired as Senior Vice President and Chief Financial Officer of The Manitowoc Company, Inc. in June 2016, a position he had held since 2004.  Until 2016, the Manitowoc Company, Inc. was an international multi-industry capital goods manufacturer of construction cranes and related products, and food service equipment.  Mr. Laurino had joined The Manitowoc Company, Inc. in 2000 as assistant treasurer and served in that capacity until his promotion to treasurer in 2001. Previously, Mr. Laurino worked for 15 years in commercial banking in a variety of management and executive positions with Firstar Bank (n/k/a US Bank), Norwest Bank (n/k/a Wells Fargo), and Associated Bank. Mr. Laurino has served on the advisory board of directors for the University of Wisconsin-Madison Nicholas Center for Corporate Finance and Investment Banking since 2015.  Mr. Laurino earned a bachelor’s degree in business administration/finance from the University of Wisconsin-Eau Claire.  Mr. Laurino’s extensive financial background, as well as his executive management experience and leadership at the international, operational and corporate levels of The Manitowoc Company, Inc., led to the conclusion that he should serve as a director of PDC and Appvion.

David A. Roberts. Mr. Roberts joined PDC and Appvion as a Director in May 2016. Mr. Roberts is Chairman of the Board of Carlisle Companies Incorporated, a diversified manufacturing company based in Charlotte, North Carolina. He served as executive chairman of Carlisle through 2016, and as chairman, president and chief executive officer of Carlisle from 2007 to 2015. Prior to joining Carlisle, Mr. Roberts served as chairman, president and chief executive officer of Graco, Inc. a manufacturer of fluid-handling systems and products.  He worked for Graco from 2001 to 2007. Prior to joining Graco, Mr. Roberts held various engineering, manufacturing, plant management and general management positions in a variety of industries including automotive, office equipment, printing and management services. Mr. Roberts has served as a director of Carlisle Companies since 2007; a director of Franklin Electric Company, Inc. since 2003; and a director of SPX Corporation since 2015. He served as a director of Graco, Inc. from 2001 until 2007; a director of Arctic Cat Inc. from 2006 until 2009; a director of ADC Telecommunications, Inc. from 2008 until 2010; and a director of Polypore International from 2011 until 2015.  Mr. Roberts earned a master’s degree in business administration from Indiana University and a bachelor’s degree from Purdue University.  Mr. Roberts’s extensive manufacturing management experience and leadership, as well as his distinguished service as a director for a diverse group of public companies, led to the conclusion that he should serve as a director of PDC and Appvion.

Kathi P. Seifert. Ms. Seifert joined PDC and Appvion as a Director in July 2004. Ms. Seifert retired as Executive Vice President and Group President of Global Personal Care Products for Kimberly-Clark Corporation in June 2004, a position she held since 1999. Ms. Seifert is also currently a director of Eli Lilly and Company, and Investors Community Bank. She has served as a director of Eli Lilly and Company since 1995, and as a director of Investor Community Bank since 2016. Ms. Seifert served as a director of Lexmark, Inc. from 2006 until 2016, as a director of Revlon Consumer Products Corporation from 2006 until 2015, and as a director of Supervalu, Inc. from 2006 until 2013. Ms. Seifert also serves on the Board of Directors for the Fox Cities Community Foundation, the Fox Cities Chamber of Commerce, Riverview Gardens, Habitat for Humanity, the Fox Cities Building for the Arts, and New North, Inc. Ms. Seifert graduated with a bachelor’s degree from Valparaiso University in 1971. Ms. Seifert's business experience as the former Executive Vice President and division Group President of a global manufacturer of family and personal care products, and as a director of a global pharmaceutical company, cosmetics and personal care products company, grocery retailing company, and printing and imaging products manufacturing company, as well as her leadership experience in these positions, led to the conclusion that she should serve as a director of PDC and Appvion.

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

George W. Wurtz, III. Mr. Wurtz joined PDC and Appvion as a Director in July 2011. Mr. Wurtz is currently the President & Chief Executive Officer of GWW & Associates LLC, a consulting and professional services firm specializing in financial restructuring, operational excellence, and client revenue engine needs. Mr. Wurtz retired as the Chairman of the Board of Soundview Paper Company LLC, Elmwood Park, New Jersey in 2015. Soundview is a privately-held manufacturer of virgin and recycled tissue consumer products. From April 2012 until October 2014, he served as Soundview’s President and Chief Executive Officer. From November 2006 until November 2011, Mr. Wurtz served as President and Chief Executive Officer of New WinCup Holdings, Stone Mountain, Georgia, a privately-held manufacturer and distributor of single-use cups, food service containers, lids and straws. Mr. Wurtz is currently a director of the State University of New York at Oswego (“SUNY Oswego”) Engineering Advisory Board and Mohawk Fine Papers, Inc. He has served as a director of the SUNY Oswego Engineering Advisory Board since 2009 and as a director of Mohawk Fine Papers, Inc. since January 2012. Mr. Wurtz retired as Executive Vice President of Georgia-Pacific Corporation in February 2006 after serving in several executive management positions including President of Paper, Bleached Board and Kraft Operations. Prior to joining Georgia-Pacific Corporation in October 2000, Mr. Wurtz was employed by James River Corporation/Fort James Corporation for 14 years and held executive management positions in operations, logistics, procurement and manufacturing planning. Mr. Wurtz received his bachelor’s degree (Industrial Arts and Technology) from SUNY Oswego in 1978. Mr. Wurtz’s extensive business experience in the paper industry, experience as former President and Chief Executive Officer of a food-service products manufacturer and distributor, as well as his leadership experience as an executive and director of several paper companies, led to the conclusion that he should serve as a director of PDC and Appvion.

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

Justin C. Merritt.  Mr. Merritt has been Senior Vice President of Sales, Marketing and Research and Development of Appvion since October 2016.  Mr. Merritt was Vice President and General Manager – Thermal of Appvion since joining the Company in April 2015. From 2013 until joining the Company, Mr. Merritt served as Vice President, Corporate Accounts for Ecolab, Inc., a specialty chemical company focused on hygiene, water, and energy. From 2006 to 2013, he held several marketing and sales management positions with Ecolab. From 1998 to 2006, Mr. Merritt served in a variety of sales management roles for H.B. Fuller Company. Mr. Merritt received his bachelor’s degree in chemistry from Hamline University in 1995, his master’s degree in chemistry from the University of Wisconsin in 1997, and his master’s degree in business administration from University of Minnesota in 2005.

Matthew K. Stites.  Mr. Stites has been Vice President Supply Chain of Appvion since September 2016. Mr. Stites previously served as Executive Director Supply Chain of Appvion since February 2012, and as Director of Procurement of Appvion since joining the Company in 2008. From 2006 until joining the Company, Mr. Stites was a Corporate Global Commodity Manager for Dana Incorporated, a tier one global automotive company. From 1996 to 2006, Mr. Stites held a variety of supply chain and management roles with Dana. Mr. Stites received his bachelor’s degree in business management from the University of Toledo in 1995.

The boards of directors of both PDC and Appvion currently consist of seven members. Stephen Carter retired from each of the boards effective December 31, 2016. Mr. Roberts was elected as a director of PDC and Appvion effective May 11, 2016, and Mr. Laurino was elected as a director of PDC and Appvion effective January 1, 2017, each pursuant to the process and agreements outlined below.  PDC has entered into a security holders agreement with the ESOP Trust which sets forth the manner in which the ESOP Trust will vote its shares of PDC common stock in connection with the election of directors of PDC’s board of directors. Under the agreement, the ESOP Trust has agreed to vote all of its shares of PDC common stock on and after January 1, 2005, to elect to PDC’s board, four individuals nominated by PDC’s chief executive officer and three individuals jointly nominated by the ESOP Trust and the chief executive officer.

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

Pursuant to the agreements above, Mr. Murphy, Mr. Gilligan, Mr. Roberts and Ms. Seifert were nominated by Mr. Gilligan, Appvion’s chief executive officer, and elected to the boards of directors of PDC and Appvion. Mr. Laurino, Mr. Suwyn and Mr. Wurtz were jointly nominated by Mr. Gilligan and the ESOP Trust and elected to the boards of directors of PDC and Appvion.

The board of directors of PDC has an Audit Committee responsible for, among other things, providing assistance to the board of directors in fulfilling its responsibility to the ESOP participants relating to financial accounting and reporting practices and the quality and integrity of PDC financial reports. Effective January 1, 2017, members of the committee include: Mr. Suwyn, Mr. Laurino and Mr. Murphy. Mr. Suwyn serves as the Audit Committee Chair. The board of directors of PDC has determined that Mr. Suwyn is an “audit committee financial expert” as defined under the applicable rules of the SEC. Mr. Suwyn is an “independent director” as that term is defined under the listing standards of the Nasdaq Stock Market, Inc. The charter for the Audit Committee can be found on the Company’s website at www.appvion.com (investor information section).

The board of directors of PDC has a Compensation Committee responsible for authorizing the compensation of the Chief Executive Officer subject to ratification by the board of directors, approving the compensation of the named executive officers based on the recommendations of the Chief Executive Officer and reviewing the compensation of the other executive officers. The Compensation Committee also has authority for administration of the Long-Term Incentive Plan and the Long-Term Restricted Stock Unit Plan. Effective January 1, 2017, members of the committee include: Mr. Wurtz, Mr. Roberts and Ms. Seifert. Mr. Wurtz serves as the Compensation Committee Chair. See “Item 11. Executive Compensation—Compensation Discussion and Analysis,” below. The charter for the Compensation Committee is available at www.appvion.com (investor information section).

The board of directors of PDC has a Corporate Governance Committee for the purpose of developing, recommending and evaluating best corporate governance practices applicable to the Company, including those related to director compensation, nomination of directors, election of members to board committees and board education and practices. Effective January 1, 2017, members of the committee include: Ms. Seifert, Mr. Gilligan, Mr. Roberts and Mr. Wurtz. Ms. Seifert serves as the Corporate Governance Committee Chair. The charter for the Corporate Governance Committee can be found on the Company’s website at www.appvion.com (investor information section).

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

The Compensation Committee believes that this combination of cash and equity-based compensation supports the objectives of the executive compensation program described above. First, these vehicles allow the Company to provide a competitive compensation package based on prevailing market practices. At the same time, a significant portion of target compensation is variable “at-risk” pay tied to both short-term performance and long-term performance. Variable pay for short-term performance is capped to protect the business from annual “windfall” results. The Compensation Committee believes these awards support the Company’s pay-for-performance philosophy by linking pay amounts to the Company’s level of performance and the achievement of the Company’s strategic goals. The Compensation Committee believes that the Company’s executive compensation program is not structured to encourage management to take unreasonable or excessive risks relating to the Company’s business. Instead, the Compensation Committee believes that the compensation programs encourage management to take a balanced approach that focuses on delivering annual results and contributing to shareholder value. The pay that is fixed and at risk varies by position. As shown in the table below, the Company’s emphasis on pay-for-performance resulted in performance-based compensation representing a significant portion of the total target compensation of the named executive officers in fiscal year 2016. Executive compensation includes more pay at risk than that of other employees in the organization.

2016 Total Direct Compensation Mix at Target Company Performance

		Pay at Risk
		(Annual and
	Fixed	Long-Term
	(Salary)	Incentives)(1)
Kevin M. Gilligan
President, Chief Executive Officer and a Director of PDC
President, Chief Executive Officer and a Director of Appvion	23%	77%

Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer of PDC, Senior Vice
President Finance, Chief Financial Officer and Treasurer of Appvion	44%	56%

Tami L. Van Straten
Senior Vice President Administration, General Counsel and Secretary of PDC
Senior Vice President Administration, General Counsel and Secretary of Appvion	41%	59%

Justin C. Merritt(2)
Senior Vice President of Sales, Marketing and Research & Development of Appvion	49%	51%

Matthew K. Stites(3)
Vice President Supply Chain of Appvion	67%	33%

Ethan W. Haas(4)
Former Vice President & General Manager, Carbonless and Specialty Papers of Appvion	49%	51%

(1)Calculated using annual incentive paid at target plus Restricted Stock Units (RSUs) and Stock Appreciation Rights (SARs). SAR expected value is the most recent PDC stock price discounted based on Black-Scholes valuation methodology. The assumptions used for the January 1, 2016 valuation are: Expected life of 6.5 years (mid-point of 3 and 10 years vesting period); Dividend yield of 0% (plan does not pay dividends); Risk Free Interest Rate of 2.02% (based on Treasury Constant Maturities yield curve); and Volatility of 31% (based on peer group volatility for previous 6.5 years). The SAR grant as of January 1, 2016 is valued at $4.35 per share with $12.30 per share grant price. The RSU units are valued at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The RSU grant as of January 1, 2016 is valued at $12.30 per share.

(2) Mr. Merritt was promoted to his role as Senior Vice President Sales, Marketing and Research & Development of Appvion on September 8, 2016.

(3)Mr. Stites was promoted to his role as Vice President Supply Chain of Appvion on September 5, 2016.

(4)Mr. Haas left his role as Vice President & General Manager, Carbonless and Specialty Papers of Appvion on September 23, 2016.

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

A full market survey was conducted in October, 2015. Willis Towers Watson, the executive compensation consultant to the Compensation Committee, used a broad-based survey of general industry executive compensation (450 participating companies) as well as  a second broad-based survey of general industry top management compensation for smaller responding companies (400 participating companies). Market data was regressed to the Company’s revenue size of $750 million. Willis Towers Watson also used the 2015 Mercer Executive Survey data. These surveys were chosen by the compensation consultant because they best represent the Company’s labor market for executive talent, which is broader than the paper industry, and provide a reasonable sample size that allows the Company to track changes in the labor market for executive talent. The three sources provide the Compensation Committee with a broad perspective of market competitive pay practices and values to inform the decisions made by the Compensation Committee related to executive compensation.

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

In 2016, Willis Towers Watson was paid $23,283 in fees for executive compensation consulting, and $367,591 in fees for all other retirement consulting, administrative fees and actuarial services for the Company’s plans. These fees were paid by the pension trust.

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

The Compensation Committee is responsible for authorizing the compensation of the CEO, subject to ratification by the board of directors, and approving the compensation of the named executive officers who report directly to the CEO based on the recommendations of the CEO. The CEO is responsible for approving all other pay. The Compensation Committee considers market analysis and data from Willis Towers Watson in authorizing and approving compensation arrangements for executive officers. Decisions to increase or decrease executive compensation materially, if any, are based on: (1) significant changes in individual performance; (2) significant changes in job duties and responsibilities; and/or (3) review of market pay levels to ensure compensation is competitive.

Annual Performance-Based Incentive Plan (“Annual Incentive Plan”). For fiscal year 2016, the Compensation Committee determined that the annual incentive plan for the named executive officers would be based primarily on the following components. Each component may be paid out independently.

				Corp.		Carbonless		Thermal
				Strategic		Strategic		Strategic
	Target	Corp.	Corp.	Revenue	Carbonless	Revenue	Thermal	Revenue
Name	%	Safety	EBITDA	Growth	EBITDA	Growth	EBITDA	Growth
Kevin Gilligan	80%	10%	70%	20%
Thomas Ferree	60%	10%	70%	20%
Tami Van Straten	55%	10%	70%	20%
Justin Merritt(1)	50%	10%	30%				40%	20%
Matthew Stites(2)	40%	10%	70%	20%
Ethan Haas	40%	10%			40%	20%

(1)	Mr. Merritt was promoted to Senior Vice President Sales, Marketing and Research & Development in September and his target was increased from 40% to 50% in September.
(2)	Mr. Stites was promoted to Vice President Supply Chain in September and his target was increased from 25% to 40% in September. Any incentive payout would be prorated.

EBITDA is an indicator of the Company’s profitability and financial performance and is calculated as follows: EBITDA equals Net Income (including incentive accrual expense) plus Interest, Taxes, Depreciation and Amortization. EBITDA excludes foreign exchange gain or loss and mark-to-market pension adjustments.

Strategic Revenue Growth is a measure of the Company’s increase in revenue in the Carbonless specialty business, including colored papers, inkjet and contract manufacturing, and revenue in the Thermal tag, label and entertainment business.

Corporate safety is a measure of the culture whereby all risks are identified and corrected to ensure a safe work environment for employees. In order to incentivize safe working conditions, a separate metric was established for safety in 2014. By aligning a portion of each named executive officer’s incentive to safety, its importance is reinforced. The amount payable is based on the reported company-wide OSHA Incident Rate (OIR) in 2016.

The Annual Incentive Plan allows for adjustments, as recommended by the CFO and approved by the Compensation Committee, to the calculation of EBITDA. These adjustments are restricted to unusual or non-reoccurring events such as restructuring, refinancing, acquisitions, divestitures or other items the committee determines should be adjusted and is then referred to as Adjusted EBITDA. Incentive payouts will reflect performance levels relating to Adjusted EBITDA, Strategic Revenue Growth and safety performance measures for the Company or Division level.

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

Targets were set at the beginning of the fiscal year at a level of improvement from the prior year performance.

2016 Corporate Performance Goals ($ millions)

	Corporate	Corporate			Carbonless	Thermal
	Adjusted	Strategic	Carbonless	Thermal	Strategic	Strategic
	EBITDA	Revenue	EBITDA	EBITDA	Revenue	Revenue	Safety
Outstanding	$76.0	$50.0	$53.0	$36.5	$10.0	$40.0	2.50 OIR
Target	$70.0	$45.2	$48.0	$33.5	$8.7	$36.5	2.75 OIR
Threshold	$63.0	$40.25	$43.0	$30.0	$7.75	$32.5	2.90 OIR

In 2016, EBITDA for corporate calculated per the plan document resulted in a total EBITDA of $52.6 million. Adjustments were recommended by the CFO and approved by the Compensation Committee for removing consulting fees and severance. These adjustments resulted in Adjusted EBITDA of $58.7 million. Strategic Revenue Growth performance was $26.8 million (below threshold). Safety performance was 2.95 OIR (below threshold).

Fiscal Year 2016 Annual Incentive Award Payments

	Fiscal Year 2016 Annual Cash
	Incentive Totals
			Earned			Payment
	Target	Earned	as % of	Discretionary	Actual	as % of
Name	$	$	Target	Adjustment $	Payment $	Target
Kevin Gilligan	$468,000	$0	0%	$0	$0	0%
Thomas J. Ferree	$259,200	$0	0%	$0	$0	0%
Tami L. Van Straten	$184,250	$0	0%	$0	$0	0%
Justin C. Merritt(1)	$132,500	$11,178	8.4%	$(11,178)	$0	0%
Matthew K. Stites(2)	$58,738	$0	0%	$0	$0	0%
Ethan W. Haas	$112,200	$0	0%	$0	$0	0%

(1)	Management elected to forego payment of earned 2016 annual incentive.
(2)	Target is based on pro-rated earnings and target % before and after date of promotion

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

Long Term Stock Appreciation Rights Plan (SAR Plan). The purpose of the Long-Term Stock Appreciation Rights Plan (SAR Plan) is to attract and retain key management employees who are in a position to make a significant contribution to the growth and profitability of the Company by providing a reward for increase in stock performance to align with long-term shareholder value. The SAR Plan provides for future cash payments based on increases in the value of PDC common stock, as determined by the semi-annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. The cash payment upon the exercise of a unit is equal to the increase in the value of PDC common stock from the date of grant until the exercise date. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the SAR Plan which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to the units. Other current executive and key management employees also participate in the SAR Plan.

Employees are generally entitled to exercise any SAR Plan units received prior to January 1, 2017, only after holding the units for at least three years, at which time the units are vested, and for up to ten years from the date of grant. SAR Plan units received on and after January 1, 2017 vest one third each year over a three year period and may be exercised for up to ten years from the date of the grant. In the event of a change of control, described below, the SAR Plan units become immediately exercisable. A “change of control” is defined in the SAR Plan as:

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

Upon termination of a participant’s employment due to death, disability or retirement, the award of SAR units shall be one-third vested for each completed year of employment after the grant of such SAR units and are then exercisable following the next two semi-annual share price valuations. Upon termination of employment for any other reason, any SAR units that are vested are then exercisable following the next share price valuation, and any units that are not vested are forfeited.

The first grant of SAR units occurred on November 9, 2001 with additional awards made effective in January in each of the following years: 2003 through 2004, 2006 through 2009, and 2011 through 2016. The actual awards of SAR units have not been and will likely not be made on the effective date. The actual awards will be made on a date following the effective date as long as the share price has not changed since the effective date. This delay is a result of the administrative time needed by the trustee to determine and communicate the most recent PDC stock price through the semi-annual ESOP valuation process. The Compensation Committee makes a recommendation to the board for awards for the CEO and approves the awards for the other executive officers. Management decides which employees are in a position to make a significant contribution to the Company’s growth and profitability, and of the employees who receive SAR awards, most receive such awards based on the Company’s succession planning and leadership management process.

Long-Term Restricted Stock Unit Plan (RSU Plan). Appvion’s board of directors adopted the RSU plan effective January 3, 2010, for the purpose of attracting and retaining key management employees who are in a position to make a significant contribution to the growth and profitability of the Company by providing a reward for stock performance to align with long-term shareholder value. Additional awards were made effective in January in each year 2012 through 2016. The Compensation Committee makes a recommendation to the Board for awards for the CEO and approves the awards for the other executive officers. Management decides which employees are in a position to make a significant contribution to the Company’s growth and profitability, and of the employees who receive RSU awards, most receive such awards based on the Company’s succession planning and leadership management process.

The RSU Plan provides for future cash payments based on the value of PDC common stock, as determined by the semi‑annual valuation provided by the ESOP trustee. The Compensation Committee of the board will establish the number of units granted each year in accordance with the Compensation Committee’s stated goals and policies. The units are valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. Units received prior to January 1, 2017 are generally vested three years after the award date and paid at vesting. RSU Plan units received on and after January 1, 2017 vest one third each year over a three year period after the award date and are paid at vesting. The cash payment upon vesting of a unit is equal to the value of PDC common stock at the most recent valuation date times the number of units vested. Recipients are required to enter into a non-compete and non-solicitation agreement in order to receive units under the RSU which, if violated following the receipt of units, results in forfeiture of any and all rights to receive payment relating to RSU units. Other current executive and key management employees also participate in the RSU Plan.

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

Termination or Change of Control. The Company has entered into Termination Protection Agreements (or TPAs) with Mr. Gilligan, Mr. Ferree, Ms. Van Straten, and Mr. Merritt. The Company has entered into an Enhanced Severance Agreement (ESA) with Mr. Stites. These agreements provide for payments to the executive officers in the event of termination whether before or within two years after a “change of control,” the executive officer’s employment is terminated other than for misconduct or “permanent disability,” or if the executive officer terminates employment for “good reason”. “Change of control,” “permanent disability,” “good reason” are each defined in the TPA and ESA. “Change of Control” is defined to include various events whereby ownership and control of the Company is effectively transferred. These events were chosen by the Company as appropriate events to trigger payment based on competitive market analysis of such agreements for executive officers. The TPAs and ESAs are discussed in detail under “Potential Payments upon Termination or Change of Control” below.

Compensation Committee Report

The 2016 Compensation Committee consisted of three independent directors including Mr. Wurtz, who serves as the Compensation Committee Chair, Mr. Roberts and Ms. Seifert.

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

Summary Compensation Table

								Change in Pension
								Value and
								Nonqualified
							Non-Equity	Deferred
					SAR	RSU	Incentive Plan	Compensation	All Other
	Year	Salary ($)		Bonus ($)	Awards	Awards	Compensation	Earnings	Compensation	Total ($)(8)
Name and Principal Position					($)(3)	($)(4)	($)(5)	($)(6)	($)(7)
Kevin M. Gilligan	2016	575,769		0	709,050	811,800	0	465	38,485	2,135,560
President, Chief Executive Officer and	2015	447,596	(1)	0	432,692	429,560	0	0	74,699	1,384,547
Director of PDC	2014	223,077	(2)	0	138,200	130,400	82,707	0	43,070	617,454
President, Chief Executive Officer and
Director of Appvion

Thomas J. Ferree	2016	432,000		0	139,200	159,900	0	70,690	37,354	839,145
Senior Vice President Finance, Chief	2015	432,000		0	203,350	201,300	0	(7,547)	47,321	876,424
Financial Officer and Treasurer of PDC	2014	440,308	(2)	0	202,710	195,000	159,667	85,771	48,053	1,131,509
and Senior Vice President Finance,
Chief Financial Officer and Treasurer of
Appvion

Tami L. Van Straten	2016	330,385		0	139,200	159,900	0	23,498	21,570	674,552
Senior Vice President Administration,	2015	286,423	(1)	0	65,296	66,000	0	(1,436)	25,131	441,414
General Counsel and Secretary of PDC,	2014	276,442	(2)	0	69,900	65,000	83,515	50,695	26,872	572,424
and Senior Vice President Administration,
General Counsel and Secretary of Appvion

Justin C. Merritt	2016	279,462	(1)	0	83,520	95,940	0	0	18,056	476,977
Senior Vice President Sales, Marketing and	2015	185,000		40,000	69,960	71,500	0	0	36,769	403,229
Research & Development of Appvion

Matthew K. Stites	2016	195,043	(1)	0	8,700	12,300	0	2,431	11,703	230,177
Vice President Supply Chain of Appvion

Ethan W. Haas(9)	2016	214,923		0	83,520	95,940	0	2	10,721	405,106
Former Vice President and General Manager	2015	275,000		0	55,968	55,000	0	0	15,335	401,303
Carbonless and Specialty Papers of Appvion

(1)Salary is prorated from date of the September 4, 2016 promotion for Mr. Stites and the September 8, 2016 promotion for Mr. Merritt. Salary is prorated from the date of the August 2015 promotions for Mr. Gilligan and Ms. Van Straten.

(2)Fiscal 2014 was a 53-week fiscal year for the Company, therefore, amounts shown in the Summary Compensation Table include 53 weeks for that year. Only Salary, All Other Compensation and Total Compensation were affected by the extra week.

(3)The SAR grant date fair value is calculated based on a Black-Scholes valuation methodology.

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

In 2015, there were grants on January 4 and August 4. Mr. Gilligan was the only NEO to receive a grant on August 4, 2015. The assumptions used for the January 4 grant were: Expected life of 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield of 0% (plan does not pay dividends); Risk Free Interest Rate of 1.93% (based on Treasury Constant maturities yield curve) and Volatility of 42% (based on peer group volatility for previous 6.5 years). The SAR grant as of January 4, 2016 was valued at $4.89 per share with an $11.00 per share grant price. The assumptions used for the August 4 grant were: Expected life of 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield of 0% (plan does not pay dividends); Risk Free Interest Rate of 1.92% (based on Treasury Constant maturities yield curve) and Volatility of 37% (based on peer group volatility for previous 6.5 years). The SAR grant as of August 4, 2015 was valued at $5.20 per share with a $12.90 per share grant price.

In 2016, the assumptions used for the January 1 grant were: Expected life of 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield of 0% (plan does not pay dividends); Risk Free Interest Rate of 2.02% (based on Treasury Constant maturities yield curve) and Volatility of 31% (based on peer group volatility for previous 6.5 years). The SAR grant as of January 1, 2016 was valued at $4.35 per share with a $12.30 per share grant price.

(4)The RSU grant as of January 1, 2014 was valued at $16.25 per share; the RSU grant as of July 1, 2014 was valued at $16.30 per share; the RSU grant as of January 1, 2015 was valued at $11.00 per share; the RSU grant as of August 4, 2015 was valued at $12.90 per share; and the RSU grant as of January 1, 2016 was valued at $12.30 per share. The RSU units were valued, as of the Grant Date, at the most recent PDC stock price as determined by the semi-annual ESOP valuation.

(5)Non-equity performance-based incentive plan compensation consists of payments under Appvion’s Annual Incentive Plan. Amounts paid under the Annual Incentive Plan are determined based on EBITDAI, CCD and safety goals (2014 and 2015) and EBITDA, strategic revenue growth and safety goals (2016) and other extraordinary factors, positive or negative, determined by the CEO and the Compensation Committee. Amounts paid under the Annual Incentive Plan are earned in 2015 and paid in 2016.

(6)The valuation methods and material assumptions used in determining the change in pension value are discussed in detail in Note 14 of the Consolidated Financial Statements in Item 8, above.

(7)All other compensation for 2016 consists of the following for each named executive officer:

Mr. Gilligan: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan of $36,999; executive life insurance of $1,486.

Mr. Ferree: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan of $35,250; executive life insurance of $2,104.

Ms. Van Straten: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan of $21,570.

Mr. Merritt: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan of $18,056.

Mr. Stites: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan of $11,703.

Mr. Haas: Company match and company retirement contribution to KSOP defined contribution plan and related Excess Plan of $10,721.

(8)In 2015, Mr. Ferree deferred $119,625 into the Nonqualified Excess Plan. In 2016, Mr. Ferree deferred $101,475 into the Nonqualified Excess Plan.

(9)Mr. Haas left the Company on September 23, 2016.

Grants of Plan-Based Awards

							All Other Stock
							Awards:
				Potential Payouts Under Non-Equity			Number of	Grant Date Fair
				Incentive Plan Awards(2)			Securities	Value of Stock
		Grant	Approval	Threshold	Target	Maximum	Underlying Units	Awards
Name	Plan	Date(1)	Date	($)	($)	($)	(#)(3)	($)(4)
Kevin M. Gilligan	Annual Performance-Based Incentive Plan			46,800	468,000	936,000
	Stock Appreciation Rights Plan	1/3/2016	1/18/2016				163,000	709,050
	Restricted Stock Unit Plan	1/3/2016	1/18/2016				66,000	811,800

Thomas J. Ferree	Annual Performance-Based Incentive Plan			25,920	259,200	518,400
	Stock Appreciation Rights Plan	1/3/2016	1/18/2016				32,000	139,200
	Restricted Stock Unit Plan	1/3/2016	1/18/2016				13,000	159,900

Tami L. Van Straten	Annual Performance-Based Incentive Plan			18,425	184,250	368,500
	Stock Appreciation Rights Plan	1/3/2016	1/18/2016				32,000	139,200
	Restricted Stock Unit Plan	1/3/2016	1/18/2016				13,000	159,900

Justin C. Merritt	Annual Performance-Based Incentive Plan			16,000	160,000	320,000
	Stock Appreciation Rights Plan	1/3/2016	1/18/2016				19,200	83,520
	Restricted Stock Unit Plan	1/3/2016	1/18/2016				7,800	95,940

Matthew K. Stites	Annual Performance-Based Incentive Plan			5,874	58,738	101,377
	Stock Appreciation Rights Plan	1/3/2016	1/18/2016				2,000	8,700
	Restricted Stock Unit Plan	1/3/2016	1/18/2016				1,000	12,300

Ethan W. Haas	Annual Performance-Based Incentive Plan			11,000	110,000	220,000
	Stock Appreciation Rights Plan	1/3/2016	1/18/2016				19,200	83,520
	Restricted Stock Unit Plan	1/3/2016	1/18/2016				7,800	95,940

(1)The Grant Date for units under the Company’s Stock Appreciation Rights Plan and Restricted Stock Unit Plan reflect the date upon which the units were awarded to the named executive officer.

(2)All Non-Equity Incentive Plan awards are made under the Company’s Annual Incentive Plan. Projected payouts are based, or will be based, on Company financial performance and safety goals. The Threshold, Target and Maximum payouts stated are based on 2016 salaries for the Annual Incentive Plan. Actual amounts earned in 2015 and paid in 2016 are stated in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)Represents grants of units under the Company’s Long-Term Stock Appreciation Rights Plan or Restricted Stock Unit Plan.

(4)The units granted under the Company’s SAR Plan were valued, as of the date of the grant, at the most recent PDC stock price as determined by the semi-annual ESOP valuation. Value is calculated using a Black-Scholes valuation methodology. The assumptions used for the January 1 valuation were: Expected life of 6.5 years (mid-point of 3 and 10 years vested period); Dividend yield of 0% (plan does not pay dividends); Risk Free Interest Rate of 2.02% (based on Treasury Constant maturities yield curve) and Volatility of 31% (based on peer group volatility for previous 6.5 years). The SAR grant as of January 1 was valued at $4.35 per share with an $12.30 per share grant price.

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

Cash Compensation Table

			Less Noncash Compensation
				Change in
				Pension Value
				and
				Nonqualified
				Deferred
		Total	Long-Term	Compensation		Net Cash
	Year	Compensation	Awards	Earnings	Other	Compensation
Name		($)(1)	($)(2)	($)	($)(3)	($)
Kevin M. Gilligan	2016	2,135,560	1,520,850	456	1,486	612,768
	2015	1,384,547	862,252	0	1,486	520,809
	2014	617,454	268,600	0	3,063	345,791

Thomas J. Ferree	2016	839,145	299,100	70,690	2,104	467,251
	2015	876,424	404,650	0	2,104	469,670
	2014	1,131,509	397,710	85,771	3,424	644,604

Tami L. Van Straten	2016	674,552	299,100	23,498	0	351,954
	2015	441,414	131,296	0	0	310,118
	2014	572,424	134,900	50,695	1,423	385,406

Justin C. Merritt	2016	476,977	179,460	0	0	297,517
	2015	403,229	141,460	0	0	261,769

Matthew K. Stites	2016	230,177	21,000	2,431	0	206,746

Ethan W. Haas	2016	405,106	179,460	2	0	225,644
	2015	401,303	110,968	0	0	290,335

(1)Total Compensation includes the Annual Incentive Plan. Amounts paid under the Annual Incentive Plan are earned in year reported and paid in following year.

(2)Long Term Awards include SAR units and RSU units.

(3)Life insurance is included for all executives eligible for this benefit. Life insurance premium amounts are listed in the footnote to All Other Compensation under the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

Awards in the table describe units issued under the Company’s Long-Term Stock Appreciation Rights Plan (SAR Plan) in 2016 and prior years.

SAR Awards

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
	Grant	Unexercised Units	Unexercised Units		Date
	Date	Exercisable (#)	Unexercisable (#)	Grant	Fully	Expiration
Name				Price ($)	Vested(1)	Date(1)
Kevin M. Gilligan	1/3/2016	0	163,000	12.30	1/3/2019	1/3/2026
	8/4/2015	0	45,000	12.90	8/4/2018	8/4/2025
	1/4/2015	0	40,000	11.00	1/4/2018	1/4/2025
	7/1/2014	0	20,000	16.30	7/1/2017	7/1/2024

Thomas J. Ferree	1/3/2016	0	32,000	12.30	1/3/2019	1/3/2026
	1/4/2015	0	43,600	11.00	1/4/2018	1/4/2025
	1/1/2014	29,000	0	16.25	1/1/2017	1/1/2024
	1/1/2013	25,000	0	17.55	1/1/2016	1/1/2023
	1/1/2012	43,500	0	15.01	1/1/2015	1/1/2022
	1/2/2011	0	0	12.84	1/2/2014	1/2/2021
	1/1/2009	45,000	0	21.43	1/1/2012	1/1/2019
	1/1/2008	31,000	0	33.41	1/1/2011	1/1/2018

Tami L. Van Straten	1/3/2016	0	32,000	12.30	1/3/2019	1/3/2026
	1/4/2015	0	14,000	11.00	1/4/2018	1/4/2025
	1/1/2014	10,000	0	16.25	1/1/2017	1/1/2024
	1/1/2013	8,000	0	17.55	1/1/2016	1/1/2023
	1/1/2012	5,500	0	15.01	1/1/2015	1/1/2022
	1/2/2011	0	0	12.84	1/2/2014	1/2/2021
	1/1/2009	4,000	0	21.43	1/1/2012	1/1/2019
	1/1/2008	3,000	0	33.41	1/1/2011	1/1/2018

Justin C. Merritt	1/3/2016	0	19,200	12.30	1/3/2019	1/3/2026
	4/6/2015	0	15,000	11.00	4/6/2018	4/6/2025

Matthew K. Stites	1/3/2016	0	2,000	12.30	1/3/2019	1/3/2026
	1/4/2015	0	2,000	11.00	1/4/2018	1/4/2025
	1/1/2014	1,800	0	16.25	1/1/2017	1/1/2024
	1/1/2013	1,750	0	17.55	1/1/2016	1/1/2023
	1/1/2012	2,000	0	15.01	1/1/2015	1/1/2022
	1/2/2011	0	0	12.84	1/1/2014	1/2/2021
	1/1/2009	3,000	0	21.43	1/1/2012	1/1/2019

Ethan W. Haas(2)	1/3/2016	0	19,200	12.30	1/3/2019	1/3/2026
	1/4/2015	0	12,000	11.00	1/4/2018	1/4/2025
	7/7/2014	0	0	16.30	7/7/2017	7/7/2024

(1)	Employees are generally entitled to exercise any SAR units received on or before January 1, 2017 only after holding the units for at least three years and for up to ten years from the date of grant.
(2)	Mr. Haas left the company on September 23, 2016 and forfeited any SAR awards not vested.

Awards in the table describe units issued under the Company’s Restricted Stock Unit Plan (RSU) in 2015 and 2016.

RSU Awards

		Number of	Market Value of
		Underlying	Underlying
		Securities	Securities	Date
	Grant	That Have	That Have Not	Fully
Name	Date	Not Vested (#)	Vested ($)(1)	Vested(2)
Kevin M. Gilligan	8/4/2015	66,000	638,100	1/3/2019
	8/4/2015	19,400	200,790	8/4/2018
	1/4/2015	16,300	168,705	1/4/2018

Thomas J. Ferree	1/3/2016	13,000	134,550	1/3/2019
	1/4/2015	18,300	189,405	1/4/2018

Tami L. Van Straten	1/3/2016	13,000	134,550	1/3/2019
	1/4/2015	6,000	62,100	1/4/2018

Justin C. Merritt	1/3/2016	7,800	80,730	1/3/2019
	4/6/2015	6,500	67,275	1/4/2018

Matthew K. Stites	1/3/2016	1,000	10,350	1/3/2019
	1/4/2015	1,000	10,350	1/4/2018

Ethan W. Haas(3)	1/3/2016	7,800	0	1/3/2019
	1/4/2015	5,000	0	1/4/2018

(1)The market value of RSU units that have not vested was calculated by multiplying the number of units by the PDC stock price of $10.35 as of December 31, 2016 as determined by the semi-annual ESOP valuation.

(2)RSU units are vested three years after the award date and paid at vesting.

(3)Mr. Haas left the company on September 23, 2016 and forfeited any RSU awards not vested.

Pension Benefits

			Present Value of	Payments
		Number of Years of	Accumulated	During Last
Name	Plan Name	Credited Service (#)	Benefit ($)(1)	Fiscal Year ($)
Kevin M. Gilligan(2)	Pension	0	0	0
	SERP	0	0	0

Thomas J. Ferree	Pension	4.4	170,245	0
	SERP	4.4	167,828	0

Tami L. Van Straten	Pension	10.1	170,008	0
	SERP	10.1	0	0

Justin C. Merritt(2)	Pension	0	0	0
	SERP	0	0	0

Matthew K. Stites(2)	Pension	0	0	0
	SERP	0	0	0

Ethan W. Haas(2)	Pension	0	0	0
	SERP	0	0	0

(1)The valuation methods and material assumptions used in determining the present value of accumulated pension benefits are discussed in detail in Note 14 of the Consolidated Financial Statements in Item 8, above.

(2)Mr. Gilligan, Mr. Merritt, Mr. Stites and Mr. Haas are not eligible for this benefit because new hires were not permitted in the Pension Plan on or after January 1, 2008.

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

Nonqualified Deferred Compensation

	Executive	Company	Aggregate		Aggregate
	Contributions	Contributions in	Earnings	Aggregate	Balance at
	in Last Fiscal	Last Fiscal	in Last Fiscal	Withdrawals/	December 31,
Name	Year ($)(1)	Year ($)(2)	Year ($)	Distributions ($)	2016 ($)
Kevin M. Gilligan	0	27,969	456	0	52,303

Thomas J. Ferree	101,475	16,700	48,134	0	800,464

Tami L. Van Straten	0	5,885	3,578	0	46,003

Justin C. Merritt	0	1,157	0	0	1,157

Matthew K. Stites	0	0	2,431	0	26,229

Ethan W. Haas	0	0	2	1,271	0

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

The table below reflects the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment under various scenarios. The amounts shown assume that such termination would be effective December 31, 2016. These amounts are estimates. The actual amounts to be paid can only be determined at the time of a termination or a change of control.

Potential Payments upon Termination or Change of Control

		COBRA		Termination	Long-Term	Company
	Termination Other Than for	Health	Outplacement	Protection	Incentive Plans	FICA To Be	Tax Gross-Up
Name	Misconduct or With Good Reason	Benefits ($)(1)	Services ($)	Payments ($)(2)	($)(3)	Paid ($)(4)	Payments ($)	Total ($)
Kevin M. Gilligan	Without Change of Control	20,521	9,500	877,500	0	12,724	0	920,245
	Within two years of Change of Control	27,362	9,500	2,106,000	1,052,595	45,800	0	3,241,257

Thomas J. Ferree	Without Change of Control	21,571	7,500	648,000	0	9,396	0	686,467
	Within two years of Change of Control	28,761	7,500	1,382,400	323,955	24,742	0	1,767,358

Tami L. Van Straten	Without Change of Control	20,521	7,500	502,500	0	7,286	0	537,807
	Within two years of Change of Control	27,362	7,500	1,038,500	196,650	17,910	0	1,287,922

Justin C. Merritt	Without Change of Control	20,521	7,500	480,000	0	6,960	0	514,981
	Within two years of Change of Control	27,362	7,500	960,000	148,005	16,066	0	1,158,933

Matthew K. Stites	Without Change of Control	13,681	7,500	184,000	0	2,668	0	207,849
	Within two years of Change of Control	27,362	7,500	644,000	20,700	9,638	0	709,200

Ethan W. Haas(5)	Without Change of Control	0	0	0	0	0	0	0
	Within two years of Change of Control	0	0	0	0	0	0	0

(1)COBRA Health Benefits amounts stated in this table are based on cost of the high deductible family medical plan. Comprehensive family dental plan is included for Mr. Ferree.

(2)Includes Termination Protection Agreement payments or Enhanced Severance Agreement payments and prorated Annual Incentive.

(3)In the event of a change of control as defined in the Termination Protection Agreements or Enhanced Severance Agreements, SAR and RSU units become immediately exercisable. The amount reflects the value of all outstanding awards on December 31, 2016. The value of outstanding RSU units is determined by multiplying the number of units outstanding for each grant date by the PDC unit value on December 31, 2016. The value of outstanding SAR units is determined by multiplying the number of units outstanding for each grant date by the change in unit value from the date of the grant to December 31, 2016.

(4)Assumes company Medicare rate at 1.45%.

(5)Mr. Haas left the company on September 23, 2016.

Termination Protection Agreements (TPAs). The Company has entered into TPAs with Mr. Gilligan, Mr. Ferree, Ms. Van Straten and Mr. Merritt that comply with Section 409A of the Internal Revenue Code. The agreements provide that if, at any time other than within two years after a “change of control,” as defined below, the Company terminates the executive officer’s employment other than for misconduct, or “permanent disability,” as defined below, or the executive officer terminates employment for “good reason,” as defined below, then the executive officer will continue to receive payments in accordance with the Company’s normal payroll practices for 18 months following termination of employment at a rate equal to the executive officer’s base salary in effect on the date on which his or her employment terminates. The payments to the executive officer would be reduced after twelve months from the date of termination by amounts he or she earns through other employment during the remaining portion of the 18-month salary continuation period. The payments would cease completely if the executive officer, at any time, directly or indirectly (whether a shareholder, owner, partner, consultant, employee or otherwise) engaged in a competing business, referred to in the TPAs as a “major business,” as defined below.

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

Enhanced Severance Agreements (ESAs). The Company has entered into an ESA with Mr. Stites. The agreement provides that if, at any time other than within two years after a “change of control,” as defined below, the Company terminates Mr. Stites’ employment other than for misconduct or “permanent disability,” as defined below, or if Mr. Stites terminates employment for “good reason,” as defined below, Mr. Stites will continue to receive payments in accordance with the Company’s normal payroll practices for 52 weeks. The first 26 weeks will be paid at a rate of 100% of base salary and the next 26 weeks will be paid at a rate of 60% of base salary. Mr. Stites is also entitled to a lump-sum cash payment representing a partial incentive for the year of termination, based on the number of full months worked for the Company in the year of termination.

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

Under both the TPAs and the ESAs, whether or not an executive officer’s employment terminates within two years of a change of control, the executive officer would also receive his or her salary through the date of termination and all other amounts owed to the executive officer at the date of termination under the Company’s benefit plans. In addition, if the executive officer’s employment terminates as described in either of the preceding paragraphs, he or she would be entitled to reimbursement for outplacement services and continued health coverage for the executive officer and his or her eligible family members for the length of severance with a maximum of two years. In addition, Mr. Ferree is entitled to dental coverage for himself and his eligible family members.

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

2016 Director Compensation

	Fees Earned or	Stock
Name	Paid in Cash ($)(1)	Awards ($)(2)	Total ($)
Stephen P. Carter	70,000	55,000	125,000

Terry M. Murphy	100,000	55,000	155,000

David A. Roberts(3)	36,667	36,667	73,334

Kathi P. Seifert	62,500	55,000	117,500

Mark A. Suwyn	55,000	55,000	110,000

George W. Wurtz	65,000	55,000	120,000

(1)Non-employee directors are entitled to participate in the Company’s Nonqualified Excess Plan and may defer 100% of their fees.

(2)On January 3, 2016, each of the non-employee directors were issued 2,236 deferred compensation units valued at the December 31, 2015 share price of $12.30 per share ($27,500). On July 1, 2016, each of the then non-employee directors were issued 2,007 deferred compensation units valued at the June 30, 2016 share price of $13.70 per share ($27,500). The amounts reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Codification Topic.

(3)Mr. Roberts was appointed as director in May, 2016.

Non-Employee Director Compensation. Cash compensation to directors of PDC and Appvion, who are not employees of Appvion, PDC or any of their subsidiaries, consists of $55,000 in annual retainer fees and $45,000 annually for serving as the chairman of the Board of Directors, $15,000 annually for serving as the chairman of the Audit Committee, $10,000 annually for serving as the chairman of the Compensation Committee and $7,500 for serving as the chairman of the Corporate Governance Committee, thus maintaining competitive market pay for chair roles. Committee chair responsibilities are described in Item 10. Director fees are paid quarterly in arrears for the services provided. If a director joins or ceases to be a director during a quarter, the cash compensation for the quarter is prorated by the number of months served. There are no separate fees paid for participation in committee or board meetings.

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

The following table sets forth as of December 31, 2016, the number of shares, if any, allocated to the accounts of the directors, the named executive officers and the directors and executive officers as a group in Appvion Stock Fund of the KSOP.

	Amount and
	Nature
	of Beneficial
Name of Beneficial Owner	Ownership (1)		Percent
Kevin M. Gilligan	4,582		*
Thomas J. Ferree	25,867		*
Tami L. Van Straten	10,759		*
Justin C. Merritt	2,293		*
Matthew K. Stites	3,399		*
Ethan W. Haas(3)	2,466		*
Stephen P. Carter	-	(2)	*
Terry M. Murphy	-	(2)	*
Kathi P. Seifert	-	(2)	*
Mark A. Suwyn	-	(2)	*
George W. Wurtz	-	(2)	*

All Directors and executive officers as a group (11 persons)	49,366		0.79%

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

(3)Mr. Haas left his role as Vice President & General Manager, Carbonless and Specialty Papers of Appvion on September 23, 2016.

Item 13.          Certain Relationships and Related Transactions and Director Independence

None.

Item 14.          Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by RSM US LLP for both the audit of financial statements as of and for the ended year December 31, 2016 and the review of the financial statements included in the Quarterly Report on Form 10-Q and assistance with and review of documents filed with the SEC during those periods were $400,800. The aggregate fees billed for professional services rendered by RSM US LLP for both the audit of financial statements as of and for the ended year January 2, 2016 and the review of the financial statements included in the Quarterly Reports on Form 10-Q for the third quarter ended October 4, 2015 and assistance with and review of documents filed with the SEC during those periods were $333,700. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the review of the financial statements included in the Quarterly Reports on Form 10-Q for the first quarter ended April 5, 2015 and the second quarter ended July 5, 2015, the dual opinion for the 2015 Form 10-K, and assistance with and review of documents filed with the SEC during those periods were $134,435. During 2016 and 2015, RSM US LLP did not bill any aggregate fees for audit-related services. During 2015, PricewaterhouseCoopers LLP did not bill any aggregate fees for audit-related services.

Tax Fees. RSM US LLP did not bill any aggregate fees for tax services in 2016 or 2015. PricewaterhouseCoopers LLP did not bill any aggregate fees for tax services in 2015.

All Other Fees. There were other fees of $2,250 in 2016 billed by RSM US LLP and $1,800 in 2015 billed by PricewaterhouseCoopers LLP.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

	Report of Independent Registered Public Accounting Firm	31
	Report of Independent Registered Public Accounting Firm	32

	Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016	33

	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, January 2, 2016 and January 3, 2015	34

	Consolidated Statements of Cash Flows for the years ended December 31, 2016, January 2, 2016, and January 3, 2015	35

	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income for the years ended December 31, 2016, January 2, 2016, and January 3, 2015	36
	Notes to Consolidated Financial Statements	37

(a)(2)	SCHEDULE I – Condensed Financial Information	105

	SCHEDULE II – Valuation and Qualifying Accounts	108

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

10.10.3

Third Amendment to Credit Agreement, dated as of June 28, 2013, among Appvion, Inc., as borrower, Paperweight Development Corp., as holdings, Jefferies Finance LLC, as administrative agent, and certain lenders. Incorporated by reference to the Registrant’s current report on Form 8-K filed August 4, 2015.

10.10.4

Fourth Amendment to Credit Agreement, dated as of June 24, 2016, among Appvion, Inc., as Borrower, Paperweight Development Corp., as Holdings, Jeffries Finance LLC, as administrative agent and the lenders party thereto. Incorporated by reference to the Registrant’s current report on Form 8-K filed June 28, 2016.

10.10.5

Fifth Amendment to Credit Agreement, dated as of January 16, 2017, among Appvion, Inc., as Borrower, Paperweight Development Corp., as Holdings, Jeffries Finance LLC, as administrative agent and the lenders party thereto. Incorporated by reference to the Registrant’s current report on Form 8-K filed January 20, 2017.

10.10.6

Sixth Amendment to Credit Agreement, dated as of February 16, 2017, among Appvion, Inc., as Borrower, Paperweight Development Corp., as Holdings, Jeffries Finance LLC, as administrative agent and the lenders party thereto. Incorporated by reference to the Registrant’s current report on Form 8-K filed February 22, 2017.

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

10.16.1

Clarifying Amendment to Form of Termination Protection Agreement, effective November 11, 2010. Incorporated by reference to Exhibit 10.17.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. (1)

10.17

Appvion, Inc. Form of Termination Protection Agreement, generally effective June 9, 2014. Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016. (1)

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

10.25	Appvion, Inc. Non-Employee Director Deferred Compensation Plan. Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016. (1)

10.26	Appvion, Inc. Long Term Stock Appreciation Rights Plan, amended and restated, effective January 1, 2017. (1)

10.27

Appleton Papers Inc. Long-Term Performance Cash Plan, amended and restated, effective November 11, 2010. Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1)

10.28	Appvion, Inc. Long Term Restricted Stock Unit Plan, amended and restated, effective January 1, 2017. (1)

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

5
PAPERWEIGHT DEVELOPMENT CORP.
By:	/s/ Kevin M. Gilligan
Kevin M. Gilligan President and Chief Executive Officer
Date:	March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Kevin M. Gilligan Kevin M. Gilligan	President, Chief Executive Officer and a Director (Principal Executive Officer)	March 15, 2017

/s/ Thomas J. Ferree Thomas J. Ferree	Senior Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2017

/s/ Terry M. Murphy Terry M. Murphy	Chairman of the Board	March 15, 2017

/s/Carl J. Laurino Carl J. Laurino	Director	March 15, 2017

/s/ David A. Roberts David A. Roberts	Director	March 15, 2017

/s/ Kathi P. Seifert Kathi P. Seifert	Director	March 15, 2017

/s/ Mark A. Suwyn Mark A. Suwyn	Director	March 15, 2017

/s/ George W. Wurtz George W. Wurtz	Director	March 15, 2017

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been provided to security holders covering the registrant’s fiscal year 2016.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

SCHEDULE I

PAPERWEIGHT DEVELOPMENT CORP.
CONDENSED BALANCE SHEETS
(dollars in thousands)

	December 31, 2016	January 2, 2016

ASSETS
Current assets
Other current assets	$—	$—
Total current assets	—	—

Other assets	12	12

Total assets	$12	$12

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED
OTHER COMPREHENSIVE INCOME
Current liabilities
Due to Appvion, Inc.	$—	$—
Total current liabilities	—	—
Investment in Appvion, Inc.	312,311	283,516
Redeemable common stock, $0.01 par value, shares
authorized: 30,000,000, shares issued and outstanding:
6,260,418 and 6,757,898	100,641	114,749
Accumulated deficit	(431,887)	(419,925)
Accumulated other comprehensive income	18,947	21,672

Total liabilities, redeemable common stock,
accumulated deficit and accumulated other
comprehensive income	$12	$12

The accompanying notes are an integral part of these condensed financial statements.

PAPERWEIGHT DEVELOPMENT CORP.
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in thousands)

	For the Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015

(Income) Loss in equity investments	$19,046	$(158,574)	$92,772

Income (loss) before income taxes	(19,046)	158,574	(92,772)

Net income (loss)	(19,046)	158,574	(92,772)

Other comprehensive (loss) income:
Changes in retiree plans	(3,556)	(5,095)	24,895
Realized and unrealized (losses) gains on derivatives	831	(419)	(1,522)
Total other comprehensive (loss) income	(2,725)	(5,514)	23,373

Comprehensive income (loss)	$(21,771)	$153,060	$(69,399)

The accompanying notes are an integral part of these condensed financial statements.

PAPERWEIGHT DEVELOPMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

For the Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net cash flows from operating activities	$—	$—	$—
Net cash flows from investing activities	—	—	—
Net cash flows from financing activities	—	—	—
Change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

Noncash investing and financing activities
Proceeds from issuance of redeemable common stock	$1,636	$1,931	$2,372
Payments to redeem common stock	$(10,224)	$(9,411)	$(18,164)

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

Certain of the Company’s debt agreements place restrictions on the ability of the Parent Company’s subsidiaries to transfer funds to the Parent Company in the form of cash dividends, loans, or advances. The types of restrictions vary depending on the nature and amount of the transfer. At December 31, 2016,  $1.7 million of net assets of the Parent Company’s subsidiaries were subject to such restrictions.

For further information, reference should be made to the notes to the audited consolidated financial statements of the Company.

REDEEMABLE COMMON STOCK

For further information on proceeds from the issuance of redeemable common stock and payments to redeem common stock, refer to Note 20 of the notes to the audited consolidated financial statements of the Company.

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in thousands)

	Balance at	Charged To	Amounts Written
	Beginning	Costs and	Off Less	Balance at
Allowances for Losses on Accounts Receivable	of Period	Expenses	Recoveries	End of Period

January 3, 2015	907	56	(171)	792
January 2, 2016	792	797	(516)	1,073
December 31, 2016	1,073	(101)	(649)	323