Form 10-K/A
period 2016-12-31
PAPERWEIGHT DEVELOPMENT CORP
filed 2017-03-28
CIK 1166365

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016, originally filed with the U.S. Securities and Exchange Commission on March 17, 2017 (the “Original Filing”), is to correct a typographical error on the date of the Independent Auditor’s Report issued by PricewaterhouseCoopers with respect to the Registrant’s consolidated statements of comprehensive income (loss), of redeemable common stock, accumulated deficit and accumulated other comprehensive income, and of cash flows for the year ended January 3, 2015. In the Original Filing, the correct date, March 13, 2015 was inadvertently changed to March 17, 2017 during the filing process.

No other changes have been made to the Original Filing and the Amendment does not in any other way amend or restate the Company’s previously reported financial statements. This Amendment has not been updated to reflect events occurring subsequent to the filing of the Original Filing and should be read in conjunction with the Original Filing.

INDEX

		Page Number

PART II

Item 8	Financial Statements and Supplementary Data	4

PART IV

Item 15	Exhibits and Financial Statement Schedules	42

SIGNATURES

EXHIBITS

Part II

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

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

	Report of Independent Registered Public Accounting Firm	4
	Report of Independent Registered Public Accounting Firm	5

	Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016	6

	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, January 2, 2016 and January 3, 2015	7

	Consolidated Statements of Cash Flows for the years ended December 31, 2016, January 2, 2016, and January 3, 2015	8

	Consolidated Statements of Redeemable Common Stock, Accumulated Deficit and Accumulated Other Comprehensive Income for the years ended December 31, 2016, January 2, 2016, and January 3, 2015	9
	Notes to Consolidated Financial Statements	10

(a)(2)	SCHEDULE I – Condensed Financial Information	49

	SCHEDULE II – Valuation and Qualifying Accounts	52

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

5
PAPERWEIGHT DEVELOPMENT CORP.
By:	/s/ Kevin M. Gilligan
Kevin M. Gilligan President and Chief Executive Officer
Date:	March 28, 2017

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