Form 10-Q
period 2017-04-02
PAPERWEIGHT DEVELOPMENT CORP
filed 2017-05-12
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2017

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No  ☒

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    (Do not check if a smaller reporting company)

Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 1, 2017, 6,260,418 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp. were held by non-affiliates.

Documents incorporated by reference: None.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	April 2,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$1,453	$6,397
Accounts receivable, less allowance for doubtful accounts of $391 and $323, respectively	41,104	41,297
Inventories	91,297	86,392
Other current assets	4,356	4,478
Total current assets	138,210	138,564

Property, plant and equipment, net	202,482	206,413
Intangible assets, net	34,126	34,697
Other assets	7,409	7,495
Total assets	$382,227	$387,169

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt, net	$657	$982
Accounts payable	50,887	49,433
Accrued interest	9,141	3,258
Other accrued liabilities	37,681	44,939
Total current liabilities	98,366	98,612

Long-term debt, net	440,173	437,515
Postretirement benefits other than pension	20,624	20,842
Accrued pension	112,015	111,963
Other long-term liabilities	29,717	30,536
Commitments and contingencies (Note 11)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 6,260,418 and 6,260,418	100,641	100,641
Accumulated deficit	(437,325)	(431,887)
Accumulated other comprehensive income	18,016	18,947
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$382,227	$387,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands)

	For the Three	For the Three
	Months Ended	Months Ended
	April 2, 2017	April 3, 2016

Net sales	$166,693	$180,540

Cost of sales	135,876	144,375

Gross profit	30,817	36,165

Selling, general and administrative expenses	24,260	26,604

Operating income (loss)	6,557	9,561

Other expense
Interest expense, net	11,725	10,182
Foreign exchange (gain) loss	(89)	(533)
Other expense	295	264

Income (loss) before income taxes	(5,374)	(352)

Provision for income taxes	64	69

Net income (loss)	(5,438)	(421)

Other comprehensive income (loss):
Changes in retiree plans	(913)	(915)
Unrealized gains (losses) on derivatives	(18)	(1,171)
Total other comprehensive income (loss)	(931)	(2,086)

Comprehensive income (loss)	$(6,369)	$(2,507)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands)

	April 2,	April 3,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(5,438)	$(421)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	5,687	6,013
Amortization of intangible assets and other	663	642
Amortization of financing fees	875	469
Amortization of debt discount	234	194
Employer 401(k) noncash matching contributions	466	477
Foreign exchange (gain) loss	(93)	(578)
Noncash (gain) loss on hedging	(7)	—
Loss on disposals of equipment	—	(12)
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(60)	(4,567)
Inventories	(4,800)	(5,652)
Other current assets	123	511
Accounts payable and other accrued liabilities	(3,609)	(2,315)
Accrued pension	(546)	91
Other, net	(1,055)	(794)
Net cash provided (used) by operating activities	(7,560)	(5,942)

Cash flows from investing activities:
Proceeds from sale of equipment	—	14
Additions to property, plant and equipment	(1,190)	(1,799)
Net cash provided (used) by investing activities	(1,190)	(1,785)

Cash flows from financing activities:
Debt acquisition costs	(800)	—
Proceeds of first lien term loan	20,000	—
Payments relating to capital lease obligations	(60)	(54)
Proceeds from revolving line of credit	162,830	89,500
Payments of revolving line of credit	(180,400)	(88,600)
Payments of State of Ohio loans	(406)	(383)
Increase (decrease) in cash overdraft	2,638	7,661
Net cash provided (used) by financing activities	3,802	8,124

Effect of foreign exchange rate changes on cash and cash equivalents	4	45
Change in cash and cash equivalents	(4,944)	442
Cash and cash equivalents at beginning of period	6,397	1,817
Cash and cash equivalents at end of period	$1,453	$2,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
(unaudited)
(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income

Balance, December 31, 2016	6,260,418	$100,641	$(431,887)	$18,947

Net income (loss)	—	—	(5,438)	—
Other comprehensive income (loss)	—	—	—	(931)

Balance, April 2, 2017	6,260,418	$100,641	$(437,325)	$18,016

Balance, January 2, 2016	6,757,898	$114,749	$(419,925)	$21,672

Net income (loss)	—	—	(421)	—
Other comprehensive income (loss)	—	—	—	(2,086)
Redemption of redeemable common stock	(33)	—	—	—

Balance, April 3, 2016	6,757,865	$114,749	$(420,346)	$19,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments made for the fair statement of comprehensive income (loss) for the three months ended April 2, 2017 and April 3, 2016, the cash flows for the three months ended April 2, 2017 and April 3, 2016 and financial position at April 2, 2017 and December 31, 2016 were normal recurring adjustments.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes of Paperweight Development Corp. (“PDC”) and its 100%-owned subsidiaries (collectively the “Company”), which includes Appvion, Inc. and its 100%-owned subsidiaries (collectively “Appvion”) for each of the three years in the period ended December 31, 2016, which are included in the annual report on Form 10-K for the year ended December 31, 2016. The condensed consolidated balance sheet data as of December 31, 2016, contained within these condensed financial statements, was derived from the audited financial statements of PDC but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.       ACCOUNTS RECEIVABLE SECURITIZATION

During June 2014, the Company entered into a three-year accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheets as of April 2, 2017 and December 31, 2016. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2017 and April 3, 2016.

Trade receivables sold to the third-party financial institution, and being serviced by Appvion, Inc., totaled $34.2 million as of April 2, 2017, for which $15.0 million in proceeds was received. Trade receivables sold to the third-party financial institution as of December 31, 2016 totaled $32.7 million, for which $12.5 million in proceeds was received. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss was recorded as a result of the sale. The fair value of the deferred purchase price notes receivable recorded as of April 2, 2017 was $18.2 million and $19.3 million as of year-end 2016 and is included in accounts receivable in the Condensed Consolidated Balance Sheets as of April 2, 2017 and December 31, 2016, respectively. The Company estimates the fair value of the deferred purchase price notes receivable using Level 3 inputs based on historical performance of similar receivables including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (30 days) of the related receivables.

Servicing fees paid for the program were $0.2 million and $0.1 million for the three month periods ended April 2, 2017 and April 3, 2016, respectively. Transaction costs of $0.7 million, related to the June 2014 entry into this program, were deferred and recorded on the balance sheet as other long-term assets. They are being amortized over the three-year term of the securitization agreement, ending June 2017.

Pursuant to its terms, the three-year accounts receivable securitization program was scheduled to terminate at maturity in June 2017. However, on May 11, 2017, the Company entered into an extension agreement with respect to this facility which extends the facility through August 4, 2017 and reduced the facility from $30.0 million to $25.0 million. As a result, the outstanding balance under this facility will be coming due at the extended maturity date of August 4, 2017. While the Company does not currently have the liquid funds necessary to repay the amounts outstanding under the accounts receivable securitization facility at the extended maturity date, the Company is currently in negotiations with respect to a potential refinancing of the facility and management believes that it will be able to refinance the facility (or otherwise satisfy its repayment obligations with respect to such facility through a combination of cash on hand, borrowings under its revolving credit facility and other refinancing activities) prior to the extended maturity date.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of April 2, 2017		As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$35,192	$44,665	$34,667
Patents	4,776	4,776	5,443	5,443
Customer relationships	5,365	3,577	5,365	3,531
Subtotal	54,806	$43,545	55,473	$43,641
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$77,671		$78,338

Amortization expense of intangibles for each of the three months ended April 2, 2017 and April 3, 2016 was $0.6 million.

4.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	April 2, 2017	December 31, 2016
Finished goods	$52,358	$47,710
Raw materials	14,394	12,701
Work in process	8,587	9,888
Stores and spare parts	15,958	16,093
	$91,297	$86,392

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	April 2, 2017	December 31, 2016
Land and improvements	$9,810	$9,774
Buildings and improvements	131,787	131,643
Machinery and equipment	514,084	515,101
Software	33,957	33,989
Capital leases	1,226	1,180
Construction in progress	3,448	2,254
	694,312	693,941
Accumulated depreciation	(491,830)	(487,528)
	$202,482	$206,413

Depreciation expense from continuing operations for the three months ended April 2, 2017 and April 3, 2016 consists of the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	April 2, 2017	April 3, 2016
Cost of sales	$5,036	$5,267
Selling, general and administrative expenses	651	746
	$5,687	$6,013

6.       OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the Condensed Consolidated Balance Sheet, consist of the following (dollars in thousands):

	April 2, 2017	December 31, 2016
Compensation	$4,394	$6,090
Trade discounts	9,260	10,844
Workers’ compensation	2,457	2,587
Accrued insurance	1,073	1,381
Other accrued taxes	928	1,268
Postretirement benefits other than pension	1,543	1,543
Due on accounts receivable securitization	8,700	10,500
Other	9,326	10,726
	$37,681	$44,939

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.       NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This guidance provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers, the guidance requires five steps to be applied which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. Additionally, in March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations” to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” to clarify the guidance associated with identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at March 3, 2016 EITF Meeting” to rescind specific guidance included in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities-Oil and Gas, effective upon adoption of Topic 606. Also in May 2016, the FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” to address certain issues in the guidance regarding assessing collectability, presentation of state taxes, noncash consideration, and completed contracts and contract modifications at transition. These ASU’s will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but no earlier than the original effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is assessing the new standards and does not believe there will be a material impact to its consolidated financial statements.

8.       EMPLOYEE BENEFITS

The components of net periodic benefit cost (gain) associated with the defined benefit pension plans include the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	April 2, 2017	April 3, 2016
Service cost	$1,462	$1,371
Interest cost	4,397	4,708
Expected return on plan assets	(5,666)	(5,249)
Amortization of prior service credit	(598)	(598)
Net periodic benefit (gain) cost	$(405)	$232

The Company expects to contribute $4.5 million to its funded pension plan in 2017.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton, Ohio represented manufacturing employees, where the collective bargaining agreement expired on April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees at the Kansas City, Kansas distribution center and West Carrollton, Ohio plant, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. In addition, during 2012 there was a workforce reduction at the West Carrollton, Ohio plant resulting from the cessation of papermaking activities. As a result, the Company recorded $25.0 million of expense in 2012 representing its estimated cost to satisfy a complete withdrawal liability under the terms of the plan’s trust agreement, with a payment period that began January 2014 and could extend for up to 20 years, discounted in accordance with ASC Section 450-20-S99-1. Payments of $0.5 million were made during first quarter 2017, resulting in recorded interest expense of $0.3 million and a $0.2 million reduction of the reserve since year-end 2016. Of the $22.3 million reserve, $0.9 million is classified as short-term and $21.4 million is classified as long-term within the Condensed Consolidated Balance Sheet at April 2, 2017.

9.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The components of other postretirement benefit gain include the following (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	April 2, 2017	April 3, 2016
Service cost	$15	$16
Interest cost	214	250
Amortization of prior service credit	(315)	(317)
Net periodic benefit (gain) loss	$(86)	$(51)

10.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Long-Term Stock Appreciation Rights Plan (“SAR” Plan). As of January 3, 2010, the Company adopted the Long-Term Restricted Stock Unit Plan ("RSU" Plan). Both plans utilize phantom units. The value of a unit in the SAR Plan is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. The value of a unit in the RSU Plan is based on the value of PDC common stock, as determined by the ESOP trustee. As of the end of first quarter 2017, the fair market value of one share of PDC common stock was $10.35.

As of year-end 2016, 37,850 RSU units became vested and exercisable. In accordance with the RSU Plan, payment for these RSU’s was made in February 2017. During the first three months of 2017,  170,400 additional units were granted under the RSU Plan. A balance of 381,200 RSU units remains as of April 2, 2017.  Approximately $0.3 million of expense, related to this RSU Plan, was recorded during each of the three-month periods ended April 2, 2017 and April 3, 2016. As of April 2, 2017, total unrecognized stock-based compensation expense relating to unvested long-term restricted employee stock units was $2.6 million. This amount is expected to be recognized over the weighted-average period of 2.4 years.

During the first three months of 2017,  476,100 additional units were granted under the SAR Plan. Due to terminations of employment, 40,784 unvested units were forfeited during the current quarter. There was no expense recorded for this SAR Plan during the three-month periods ended April 2, 2017 and April 3, 2016.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. In March 2013, the board adopted the Appvion, Inc. Non-Employee Director Deferred Compensation Plan to formalize the terms of the agreement. Approximately $0.1 million of expense, related to this plan, was recorded during each of the three‑month periods ended April 2, 2017 and April 3, 2016.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.      COMMITMENTS AND CONTINGENCIES

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

12.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense were $0.5 million for the three-month periods ended April 2, 2017 and April 3, 2016. During the first three months of 2017, there were no changes to the number of outstanding shares of PDC redeemable common stock. As a result of hardship withdrawals, required diversifications and employee terminations, 33 shares of PDC redeemable common stock were repurchased during the first three months of 2016 at an aggregate price of approximately $410.

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

As of April 2, 2017, the fair market value of one share of PDC common stock was $10.35.  Based on the estimated fair value of the redeemable common stock at April 2, 2017 and December 31, 2016, an ultimate redemption liability of approximately $64.8 million was determined. The redeemable common stock recorded book value as of April 2, 2017 and December 31, 2016, was $100.6 million. As a result of there being no stock activity during the first quarter of 2017, there was no change in fair value and accretion of redeemable common stock.

13.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses financial instruments to manage some market risks from changes in foreign currency exchange rates and interest rates. The fair values of all derivatives are recorded in the Condensed Consolidated Balance Sheet. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction and, if so, the type of hedge transaction.

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are designed to hedge the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $7.9 million as of April 2, 2017. These contracts have settlement dates extending through June 2017.

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

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	April 2, 2017	December 31, 2016
Foreign currency exchange derivatives	Accounts receivable	$199	$452
Foreign currency exchange derivatives	Other accrued liabilities	—	—
Interest rate swap	Other long-term liabilities	(2,415)	(2,657)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss) for the three-months ended April 2, 2017 and April 3, 2016 and (gains) losses initially recognized in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of
	Comprehensive	For the Three	For the Three
	Income (Loss)	Months Ended	Months Ended
Designated as a Hedge	Location	April 2, 2017	April 3, 2016
Foreign currency exchange derivatives	Net sales	$(221)	$(22)

(Gains) losses recognized in accumulated
other comprehensive income (loss)		(132)	344

Interest rate swap	Interest expense	366	390

(Gains) losses recognized in accumulated
other comprehensive income (loss)		2,389	3,897

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.      LONG-TERM OBLIGATIONS

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	April 2,	December 31,
	2017	2016
Revolving credit facility at approximately 9.50% base rate and 7.28% Euro rate,
due June 2018	$14,350	$31,920
Premium payment due, in connection with Fifth Amendment	1,125	—
Unamortized debt issuance costs	(1,371)	(521)
Secured variable rate industrial development bonds, 0.8% average interest rate at
April 2, 2017, due in 2027	6,000	6,000
Unamortized debt issuance costs	(53)	(54)
State of Ohio assistance loan at 6%, approximately $100 due monthly and final
payment due May 2017	330	655
Unamortized debt issuance costs	(6)	(11)
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	708	788
First lien term loan at 7.75%, due June 2019	178,300	158,300
Premium payment due, in connection with Fifth Amendment	2,675	—
Unamortized debt issuance costs	(4,011)	(728)
Unamortized discount	(1,437)	(1,684)
Second lien senior secured notes at 9.0%, due June 2020	250,000	250,000
Unamortized discount	(2,096)	(2,238)
Unamortized debt issuance costs	(3,684)	(3,930)
	440,830	438,497
Less obligations due within one year	(657)	(982)
	$440,173	$437,515

During the first three months of 2017, the Company made mandatory debt repayments of $0.4 million on its State of Ohio loans. The Company also borrowed $162.8 million and repaid $180.4 million on its revolving credit facility, leaving an outstanding balance at quarter-end of $14.4 million. Approximately $14.3 million of the revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder, which, in accordance with its debt covenants, left approximately $12.6 million of unused borrowing capacity under its revolving credit facility. No amounts were drawn by beneficiaries under the outstanding letters of credit.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

After giving effect to the Third Amendment and Fifth Amendment (as defined below), the total amount committed under the revolving line of credit was reduced to $75 million and $170 million of the first lien term loan was repaid using proceeds from the third quarter 2015 sale of the Company’s former Encapsys business. The first lien term loan and revolving line of credit bear interest at a base rate plus 5.5% per annum or Eurodollar plus 6.5% per annum.  The Credit Agreement provides for a fixed floor rate of 2.25% for base rate loans and 1.25% for Eurodollar loans.

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

On June 24, 2016, Appvion, PDC, and the Lending Parties entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement dated June 28, 2013. The Fourth Amendment amended the definition of Consolidated EBITDA to provide for an additional add-back to Consolidated Net Income for cash, fees and/or expenses paid or incurred in connection with certain financial and advisory services provided to the Company and Appvion in an aggregate amount not to exceed $6.5 million.

On January 16, 2017, Appvion, PDC, and the Lending Parties entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement dated June 28, 2013. The Fifth Amendment, among other things, (i) fixed the applicable interest rate on the Company’s term and revolving loans at 5.5% per annum for base rate loans and 6.5% per annum for Eurodollar loans, regardless of the Company’s then current consolidated leverage ratio, (ii) increased the maximum consolidated first lien leverage ratios applicable to the Company pursuant to the maximum consolidated leverage covenant to require maintenance of a consolidated first lien leverage ratio, during the first fiscal quarter of 2017, of not more than 3.60 to 1.00, during the second fiscal quarter of 2017, of not more than 3.50 to 1.00, during the period beginning on the third fiscal quarter of 2017 though the second fiscal quarter of 2018, of not more than 3.25 to 1.00 and from and after July 1, 2018, of not more than 3.00 to 1.00 and (iii) required the payment of a 1.5% premium on any prepayments, payments in connection with a change in control or a refinancing or payments at maturity of either term or revolving loans.

On February 16, 2017, Appvion, PDC, and the Lending Parties entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement dated June 28, 2013. The Sixth Amendment amended the Credit Agreement to provide for the availability of additional term loans in an aggregate principal amount not to exceed $20.0 million, on the same terms and subject to the same conditions as the term loans already existing under the Credit Agreement.  Proceeds from the issuance of these term loans were reduced by $0.8 million for original issue discount and the net proceeds were used to pay down the revolving line of credit.

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

15.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	April 2, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
First lien term loan	$176,864	$171,558	$157,572	$151,269
Second lien notes	247,904	146,573	247,762	143,702
Revolving credit facility	14,350	14,350	31,920	31,920
State of Ohio loans	1,038	1,038	1,443	1,443
Industrial development bonds	6,000	6,000	6,000	6,000
	446,156	339,519	444,697	334,334
Debt issuance costs and premiums due	(5,326)		(6,200)
	$440,830	$339,519	$438,497	$334,334

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

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities were reasonable estimates of fair value as of April 2, 2017 and December 31, 2016.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16.      SEGMENT INFORMATION

The Company’s reportable segments consist of carbonless papers and thermal papers. Management evaluates the performance of the segments based primarily on operating income (loss). Items excluded from the determination of segment operating income (loss) are unallocated corporate charges, net interest expense, debt modification/extinguishment expense, foreign exchange loss (gain) and other expense. The Company does not allocate total assets internally in assessing operating performance and does not track capital expenditures by segment. Net sales, operating income (loss) and depreciation and amortization, as determined by the Company for its reportable segments, are as follows (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	April 2, 2017	April 3, 2016
Net sales
Carbonless papers	$71,648	$78,583
Thermal papers	95,045	101,957
Total	$166,693	$180,540

Operating income (loss)
Carbonless papers	$6,474	$7,494
Thermal papers	2,245	3,888
	8,719	11,382
Unallocated corporate charges	(2,162)	(1,821)
Total	$6,557	$9,561

Depreciation and amortization (A)
Carbonless papers	$3,286	$3,395
Thermal papers	2,967	3,159
	6,253	6,554
Unallocated corporate charges	97	101
Total	$6,350	$6,655

(A)

Depreciation and amortization from continuing operations are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

17.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the three months ended April 2, 2017 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total
Balance, December 31, 2016	$21,186	$(2,239)	$18,947

Other comprehensive loss before reclassifications	—	(163)	(163)
Amounts recorded in accumulated other
comprehensive income	(913)	145	(768)
Net other comprehensive loss	(913)	(18)	(931)

Balance, April 2, 2017	$20,273	$(2,257)	$18,016

The changes in accumulated other comprehensive income by component for the three months ended April 3, 2016 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total
Balance, January 2, 2016	$24,742	$(3,070)	$21,672

Other comprehensive loss before reclassifications	—	(1,539)	(1,539)
Amounts recorded in accumulated other
comprehensive income	(915)	368	(547)
Net other comprehensive loss	(915)	(1,171)	(2,086)

Balance, April 3, 2016	$23,827	$(4,241)	$19,586

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Details about these reclassifications are as follows (dollars in thousands):

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income

				Affected Line Item
	For the Three	For the Three		in Condensed Consolidated
Details about Accumulated	Months Ended	Months Ended		Statements of
Other Comprehensive	April 2,	April 3,		Comprehensive Income
Income Components	2017	2016		(Loss)
Change in retiree plans
Amortization of prior service credit	$913	$915	(a)

Hedging activities
Foreign exchange contracts	$221	$22		Net sales
Interest rate swap	(366)	(390)		Interest expense
	$(145)	$(368)

Total reclassifications for the period	$768	$547

(a)

These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8, Employee Benefits, and Note 9, Postretirement Benefit Plans other than Pension

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated to the contrary or the context requires otherwise, all references in this report to the Company refer to Paperweight Development Corp. (“PDC” or “Paperweight”) and its 100%-owned subsidiaries. It includes Appvion, Inc. and its 100%-owned subsidiaries (collectively “Appvion”).

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC for the quarter ended April 2, 2017. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended December 31, 2016, the Consolidated Financial Statements and related Notes included therein.

Amendments to the Credit Agreement

On January 16, 2017, Appvion, PDC, Jefferies Finance LLC, as administrative agent, Fifth Third Bank, as revolver agent, swing line lender and L/C issuer, and the lenders party to the Credit Agreement (the parties other than Appvion and PDC, the “Lending Parties”) entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement dated June 28, 2013. The Fifth Amendment, among other things, (i) fixes the applicable interest rate on the Company’s term and revolving loans at 5.5% per annum for base rate loans and 6.5% per annum for Eurodollar loans, regardless of the Company’s then current consolidated leverage ratio, (ii) increases the maximum consolidated first lien leverage ratios applicable to the Company pursuant to the maximum consolidated leverage covenant to require maintenance of a consolidated first lien leverage ratio, during the first fiscal quarter of 2017, of not more than 3.60 to 1.00, during the second fiscal quarter of 2017, of not more than 3.50 to 1.00, during the period beginning on the third fiscal quarter of 2017 though the second fiscal quarter of 2018, of not more than 3.25 to 1.00 and from and after July 1, 2018, of not more than 3.00 to 1.00 and (iii) requires the payment of a 1.5% premium on any prepayments, payments in connection with a change in control or a refinancing or payments at maturity of either term or revolving loans.

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

Financial Highlights

First quarter 2017 net sales of $166.7 million were $13.8 million, or 7.6%, lower than first quarter 2016 net sales of $180.5 million largely due to lower product pricing. Shipment volumes were approximately 3% lower than those for first quarter 2016. First quarter thermal papers net sales of $95.0 million were $6.9 million lower with shipment volumes down nearly 4% versus first quarter 2016. First quarter carbonless papers sales of $71.7 million were $6.9 million lower with shipment volumes approximately 2% lower than first quarter 2016.

First quarter 2017 gross profit of $30.8 million was $5.4 million lower than first quarter 2016 and gross margin decreased to 18.5% from a 20.1% margin for the same period last year. The decrease was largely due to lower volume and pricing in both carbonless papers and thermal papers segments, and unfavorable product mix in carbonless papers that were somewhat offset by lower raw material costs and continued execution of cost-savings initiatives. First quarter selling, general and administrative (“SG&A”) expenses were $2.4 million, or 9.0%, lower than the first quarter of 2016 primarily due to lower distribution costs and general department expenses.

During the first quarter of 2017, the Company recorded a net loss of $5.4 million compared to a net loss of $0.4 million in first quarter 2016. Current quarter results include a $1.5 million increase in interest expense as a result of the increased interest rate related to the Fifth Amendment to the Credit Agreement as described above.

Comparison of Unaudited Results of Operations for the Quarters Ended April 2, 2017 and April 3, 2016

	For the Year Ended
	April 2,	April 3,	Increase
	2017	2016	(Decrease)
	(dollars in millions)

Net sales	$166.7	$180.5	(7.6)%
Cost of sales	135.9	144.3	(5.8)%

Gross profit	30.8	36.2	(14.9)%

Selling, general and administrative expenses	24.2	26.6	(9.0)%

Operating income (loss)	6.6	9.6	(31.3)%

Interest expense, net	11.7	10.2	14.7%
Other non-operating expense, net	0.2	(0.3)	(166.7)%

Income (loss) before income taxes	(5.3)	(0.3)	(1,666.7)%
Provision for income taxes	0.1	0.1	—%

Net income (loss)	(5.4)	(0.4)	(1,250.0)%

Comparison as a percentage of net sales
Cost of sales	81.5%	79.9%	160	bps
Gross margin	18.5%	20.1%	(160)	bps
Selling, general and administrative expenses	14.5%	14.7%	(20)	bps
Operating margin	4.0%	5.4%	(140)	bps
Income (loss) before income taxes	(3.2)%	(0.2)%	(300)	bps
Net income (loss)	(3.2)%	(0.2)%	(300)	bps

First quarter 2017 operating income of $6.6 million compared to first quarter 2016 operating income of $9.6 million. The year-over-year operating income variance was the result of the following (dollars in millions):

Operating Income - Q1 2016	$9.6
Lower shipment volumes	(1.7)
Unfavorable price and mix	(10.0)
Favorable manufacturing costs	6.5
Lower SG&A and other	2.2
Operating Income - Q1 2017	$6.6

Business Segment Discussion

Thermal Papers

•

First quarter 2017 thermal papers net sales totaled $95.0 million, a decrease of $6.9 million, or 6.8%, compared to first quarter 2016 with shipment volumes down nearly 4% compared to first quarter 2016.  Current quarter shipments of tag, label and entertainment papers (“TLE”) were approximately 1% lower than in first quarter 2016 and shipments of receipt paper declined approximately 7% compared to the same period last year. The thermal segment did see a slight improvement to product mix; however, this was offset by lower prices for receipt paper.

•

The thermal papers segment recorded first quarter 2017 operating income of $2.2 million compared to first quarter 2016 operating income of $3.9 million. The year-over-year operating income variance was the result of the following (dollars in millions):

Thermal Operating Income - Q1 2016	$3.9
Lower shipment volumes	(0.7)
Unfavorable price and mix	(4.8)
Favorable manufacturing costs	2.8
Lower SG&A and other	1.0
Thermal Operating Income - Q1 2017	$2.2

Carbonless Papers

•

First quarter 2017 carbonless net sales totaled $71.7 million, a decrease of $6.9 million, or 8.8%, compared to the same period of the prior year. Current quarter shipment volumes were approximately 2% lower than first quarter 2016, and although such shipment volumes were up nearly 9% from the fourth quarter 2016. Despite overall volume declines in this segment, specialty papers had volume growth of more than 38% when comparing first quarter 2017 to the same period last year, and volume growth of nearly 13% over the fourth quarter 2016.

•

First quarter 2017 carbonless papers recorded operating income of $6.5 million compared to operating income of $7.5 million reported in first quarter 2016. The year-over-year operating income variance was the result of the following (dollars in millions):

Carbonless Operating Income - Q1 2016	$7.5
Lower shipment volumes	(1.0)
Unfavorable price and mix	(5.2)
Favorable manufacturing costs	3.7
Lower SG&A and other	1.5
Carbonless Operating Income - Q1 2017	$6.5

Unallocated Corporate Charges

•	Unallocated corporate charges totaled $2.1 million in first quarter 2017 and $1.8 million in first quarter 2016.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations and credit available under its revolving credit facility. The Company expects cash on hand, internally-generated cash flow and available credit from its revolving credit facility will provide the necessary funds for the reasonably foreseeable operating and recurring cash needs (e.g., working capital, debt service, other contractual obligations and capital expenditures). At April 2, 2017, the Company had $1.5 million of cash and, in accordance with its debt covenants, approximately $12.6 million of unused borrowing capacity under its revolving credit facility. At that date, the revolving credit facility had an outstanding balance of $14.4 million compared to $31.9 million at year-end 2016. Approximately $14.3 million of the revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder. Net debt (total debt less cash) increased to $439.4 million from $432.1 million at year-end 2016.

Management reported that the Company was in compliance with all debt covenants at April 2, 2017, and is forecasted to remain in compliance for the next 12 months. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any such amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the Company’s non-compliance with the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing in such circumstances. Failure to secure alternative financing would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash used by operating activities during the first three months of 2017 was $7.6 million compared to $5.9 million of net cash used during the same period in 2016. In addition to a net loss of $5.4 million, noncash charges totaling $7.8 million were recorded. Noncash charges included $6.4 million of depreciation and amortization of intangible assets, $0.1 million of foreign exchange gain, $0.5 million of noncash employer matching contributions to the KSOP and $1.0 million of other noncash charges. During the first three months of 2017, working capital increased by $10.0 million. This was largely the result of a $4.8 million increase in inventory, a $0.1 million increase in accounts receivable, a $3.6 million decrease in accounts payable and other accrued liabilities, and a net working capital increase of $1.5 million in other current assets and liabilities.

Cash Flows from Investing Activities. During the first three months of 2017, $1.2 million of cash was used for the acquisition of property, plant and equipment, compared to $1.8 million during this same period last year.

Cash Flows from Financing Activities. Net cash provided by financing activities during the first three months of 2017 was $3.8 million compared to $8.1 million during the same period of the prior year. During the current period, the Company issued additional term loans with the Sixth Amendment to the Credit Agreement, providing $19.2 million of net proceeds.  The proceeds were used to pay down the revolving credit facility, resulting in a net reduction of the line of credit of $17.6 million for the first three months of 2017.  Also during the first three months of 2017, the Company made mandatory debt repayments of $0.4 million on its State of Ohio loans.  In addition, cash overdrafts increased $2.6 million during the first three months of 2017. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

Pursuant to its terms, the three-year accounts receivable securitization program was scheduled to terminate at maturity in June 2017. However, on May 11, 2017, the Company entered into an extension agreement with respect to this facility which extends the facility through August 4, 2017 and reduced the facility from $30.0 million to $25.0 million. As a result, the outstanding balance under this facility will be coming due at the extended maturity date of August 4, 2017. While the Company does not currently have the liquid funds necessary to repay the amounts outstanding under the accounts receivable securitization facility at the extended maturity date, the Company is currently in negotiations with respect to a potential refinancing of the facility and management believes that it will be able to refinance the facility (or otherwise satisfy its repayment obligations with respect to such facility through a combination of cash on hand, borrowings under its revolving credit facility and other refinancing activities) prior to the extended maturity date.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

For information regarding quantitative and qualitative disclosures about market risk, see the Annual Report on Form 10‑K for the year ended December 31, 2016. There have been no material changes in the quantitative or qualitative exposure to market risk from that described in the Form 10‑K.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of April 2, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016, as well as in the Quarterly Report on Form 10-Q for the current quarter ended April 2, 2017, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Date: May 12, 2017	/s/ Thomas J. Ferree
Thomas J. Ferree
Senior Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)