Form 10-Q
period 2017-07-02
PAPERWEIGHT DEVELOPMENT CORP
filed 2017-08-16
CIK 1166365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 2, 2017

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

As of August 1, 2017,  5,823,112 shares of Paperweight Development Corp. common stock, $.01 par value, were outstanding. There is no trading market for the common stock of Paperweight Development Corp. No shares of Paperweight Development Corp. were held by non-affiliates.

Documents incorporated by reference: None.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share data)

	July 2,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$1,826	$6,397
Accounts receivable, less allowance for doubtful accounts of $322 and $323, respectively	44,658	41,297
Inventories	85,592	86,392
Other current assets	3,413	4,478
Total current assets	135,489	138,564

Property, plant and equipment, net	200,342	206,413
Intangible assets, net	33,555	34,697
Other assets	8,987	7,495
Total assets	$378,373	$387,169

LIABILITIES, REDEEMABLE COMMON STOCK,
ACCUMULATED DEFICIT AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
Current liabilities
Current portion of long-term debt, net	$19,827	$982
Accounts payable	54,733	49,433
Accrued interest	3,065	3,258
Other accrued liabilities	43,181	44,939
Total current liabilities	120,806	98,612

Long-term debt, net	427,001	437,515
Postretirement benefits other than pension	20,531	20,842
Accrued pension	112,067	111,963
Other long-term liabilities	28,975	30,536
Commitments and contingencies (Note 11)	—	—
Redeemable common stock, $0.01 par value,
shares authorized: 30,000,000,
shares issued and outstanding: 5,823,112 and 6,260,418	91,760	100,641
Accumulated deficit	(439,817)	(431,887)
Accumulated other comprehensive income	17,050	18,947
Total liabilities, redeemable common stock, accumulated
deficit and accumulated other comprehensive income	$378,373	$387,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(dollars in thousands)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

Net sales	$163,977	$173,551	$330,670	$354,091

Cost of sales	135,414	143,259	271,290	287,634

Gross profit	28,563	30,292	59,380	66,457

Selling, general and administrative expenses	23,425	26,401	47,685	53,005

Operating income (loss)	5,138	3,891	11,695	13,452

Other expense
Interest expense, net	12,501	10,189	24,226	20,371
Foreign exchange (gain) loss	(479)	215	(568)	(318)
Other expense	291	258	586	522

Income (loss) before income taxes	(7,175)	(6,771)	(12,549)	(7,123)

Provision for income taxes	76	89	140	158

Net income (loss)	(7,251)	(6,860)	(12,689)	(7,281)

Other comprehensive income (loss):
Changes in retiree plans	(912)	(915)	(1,825)	(1,830)
Unrealized gains (losses) on derivatives	(54)	326	(72)	(845)
Total other comprehensive income (loss)	(966)	(589)	(1,897)	(2,675)

Comprehensive income (loss)	$(8,217)	$(7,449)	$(14,586)	$(9,956)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

(unaudited)

(dollars in thousands)

	July 2,	July 3,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(12,689)	$(7,281)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	11,390	11,941
Amortization of intangible assets and other	1,325	1,305
Amortization of financing fees	1,844	945
Amortization of debt discount	524	390
Employer 401(k) noncash matching contributions	731	862
Foreign exchange (gain) loss	(580)	(368)
Noncash (gain) loss on hedging	149	—
Loss (gain) on disposals of equipment	1	(34)
(Increase)/decrease in assets and increase/(decrease) in liabilities:
Accounts receivable	(3,298)	(3,878)
Inventories	905	(2,955)
Other current assets	1,068	1,289
Accounts payable and other accrued liabilities	(78)	(9,638)
Accrued pension	(1,091)	182
Other, net	(3,101)	(513)
Net cash provided (used) by operating activities	(2,900)	(7,753)

Cash flows from investing activities:
Proceeds from sale of equipment	4	46
Additions to property, plant and equipment	(4,130)	(5,754)
Net cash provided (used) by investing activities	(4,126)	(5,708)

Cash flows from financing activities:
Debt acquisition costs	(1,306)	—
Proceeds of first lien term loan	20,000	—
Payments relating to capital lease obligations	(124)	(132)
Proceeds from revolving line of credit	290,780	197,900
Payments of revolving line of credit	(303,200)	(180,500)
Payments of State of Ohio loans	(817)	(772)
Proceeds from issuance of redeemable common stock	708	850
Payments to redeem common stock	(5,490)	(6,092)
Increase (decrease) in cash overdraft	1,892	4,421
Net cash provided (used) by financing activities	2,443	15,675

Effect of foreign exchange rate changes on cash and cash equivalents	12	50
Change in cash and cash equivalents	(4,571)	2,264
Cash and cash equivalents at beginning of period	6,397	1,817
Cash and cash equivalents at end of period	$1,826	$4,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELPOMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK,

ACCUMULATED DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED

(unaudited)

(dollars in thousands, except share data)

	Redeemable Common Stock			Accumulated
				Other
	Shares		Accumulated	Comprehensive
	Outstanding	Amount	Deficit	Income

Balance, December 31, 2016	6,260,418	$100,641	$(431,887)	$18,947

Net income (loss)	—	—	(12,689)	—
Other comprehensive income (loss)	—	—	—	(1,897)
Issuance of redeemable common stock	199,665	1,368	—	—
Redemption of redeemable common stock	(636,971)	(9,670)	4,180	—
Change in fair value and accretion of redeemable common stock	—	(579)	579	—

Balance, July 2, 2017	5,823,112	$91,760	$(439,817)	$17,050

Balance, January 2, 2016	6,757,898	$114,749	$(419,925)	$21,672

Net income (loss)	—	—	(7,281)	—
Other comprehensive income (loss)	—	—	—	(2,675)
Issuance of redeemable common stock	135,592	1,669	—	—
Redemption of redeemable common stock	(477,081)	(8,733)	2,641	—
Change in fair value and accretion of redeemable common stock	—	5,076	(5,076)	—

Balance, July 3, 2016	6,416,409	$112,761	$(429,641)	$18,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, all adjustments made for the fair statement of comprehensive income (loss) for the three and six months ended July 2, 2017 and July 3, 2016, the cash flows for the six months ended July 2, 2017 and July 3, 2016 and financial position at July 2, 2017 and December 31, 2016 were normal recurring adjustments.

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

2.       ACCOUNTS RECEIVABLE SECURITIZATION

During June 2014, the Company entered into a three-year accounts receivable securitization program with a commitment size of $30.0 million, whereby transactions under the program are accounted for as sales of trade receivables in accordance with ASC Topic 860, “Transfers and Servicing.” On May 11, 2017, the Company entered into an extension agreement with respect to this facility which extends the facility through August 4, 2017 and reduced the facility from $30.0 million to $25.0 million. Also, on July 24, 2017, the Company entered into another extension agreement with respect to this facility which extends the facility through September 29, 2017 and reduced the facility from $25.0 million to $24.0 million.  Sales of trade receivables under the program are recorded as a reduction of accounts receivable in the Condensed Consolidated Balance Sheets as of July 2, 2017 and December 31, 2016. Proceeds received, including collections on the deferred purchase price notes receivable, are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2017 and July 3, 2016.

Trade receivables sold to the third-party financial institution, and being serviced by Appvion, Inc., totaled $30.7 million as of July 2, 2017, for which $13.0 million in proceeds was received. Trade receivables sold to the third-party financial institution as of December 31, 2016 totaled $32.7 million, for which $12.5 million in proceeds was received. The fair value of the receivables sold equaled the carrying cost at the time of sale and no gain or loss was recorded as a result of the sale. The fair value of the deferred purchase price notes receivable recorded as of July 2, 2017 was $16.8 million and $19.3 million as of year-end 2016 and is included in accounts receivable in the Condensed Consolidated Balance Sheets as of July 2, 2017 and December 31, 2016, respectively. The Company estimates the fair value of the deferred purchase price notes receivable using Level 3 inputs based on historical performance of similar receivables including an allowance for doubtful accounts, as well as estimated cash discounts to be taken by customers and potential credits issued to customers. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis primarily due to the short average collection cycle (30 days) of the related receivables.

Servicing fees paid for the program were $0.1 million and $0.3 million for the three- and six-month periods ended July 2, 2017, respectively, as well as for the three- and six-month periods ended July 3, 2016, respectively.  Transaction costs of $0.7 million, related to the June 2014 entry into this program, were deferred and recorded on the balance sheet as other long-term assets. They are being amortized over the three-year term of the securitization agreement, ending June 2017, and were fully amortized as of July 2, 2017.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.       OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (dollars in thousands):

	As of July 2, 2017		As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Trademarks	$44,665	$35,716	$44,665	$34,667
Patents	3,800	3,800	5,443	5,443
Customer relationships	5,365	3,624	5,365	3,531
Subtotal	53,830	$43,140	55,473	$43,641
Unamortizable intangible assets:
Trademarks	22,865		22,865
Total	$76,695		$78,338

Amortization expense of intangibles from continuing operations for the three- and six-months ended July 2, 2017 was $0.5 million and $1.1 million, respectively. Amortization expense of intangibles from continuing operations for the three- and six-months ended July 3, 2016 was $0.5 million and $1.1 million, respectively.

4.       INVENTORIES

Inventories consist of the following (dollars in thousands):

	July 2, 2017	December 31, 2016
Finished goods	$45,928	$47,710
Raw materials	13,348	12,701
Work in process	10,152	9,888
Stores and spare parts	16,164	16,093
	$85,592	$86,392

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances consist of the following (dollars in thousands):

	July 2, 2017	December 31, 2016
Land and improvements	$9,810	$9,774
Buildings and improvements	131,755	131,643
Machinery and equipment	514,060	515,101
Software	34,027	33,989
Capital leases	1,384	1,180
Construction in progress	5,826	2,254
	696,862	693,941
Accumulated depreciation	(496,520)	(487,528)
	$200,342	$206,413

Depreciation expense for the three- and six-months ended July 2, 2017 and July 3, 2016 consists of the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Cost of sales	$5,051	$5,270	$10,087	$10,537
Selling, general and administrative expenses	652	658	1,303	1,404
	$5,703	$5,928	$11,390	$11,941

6.       OTHER ACCRUED LIABILITIES

Other accrued liabilities, as presented in the current liabilities section of the Condensed Consolidated Balance Sheet, consist of the following (dollars in thousands):

	July 2, 2017	December 31, 2016
Compensation	$6,360	$6,090
Trade discounts	9,947	10,844
Workers’ compensation	2,475	2,587
Accrued insurance	1,315	1,381
Other accrued taxes	1,187	1,268
Postretirement benefits other than pension	1,543	1,543
Due on accounts receivable securitization	11,600	10,500
Other	8,754	10,726
	$43,181	$44,939

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This guidance provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers, the guidance requires five steps to be applied which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. Additionally, in March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations” to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” to clarify the guidance associated with identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at March 3, 2016 EITF Meeting” to rescind specific guidance included in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities-Oil and Gas, effective upon adoption of Topic 606. Also in May 2016, the FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” to address certain issues in the guidance regarding assessing collectability, presentation of state taxes, noncash consideration, and completed contracts and contract modifications at transition. These ASU’s will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but no earlier than the original effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016.  The Company does not believe there will be a material impact to the consolidated financial statements and currently intends to adopt the new standard using the modified retrospective method.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.       EMPLOYEE BENEFITS

The components of net periodic benefit cost (gain) associated with the defined benefit pension plans include the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Service cost	$1,462	$1,371	$2,924	$2,742
Interest cost	4,396	4,708	8,793	9,416
Expected return on plan assets	(5,666)	(5,249)	(11,332)	(10,498)
Amortization of prior service credit	(597)	(598)	(1,195)	(1,196)
Net periodic benefit (gain) cost	$(405)	$232	$(810)	$464

The Company expects to contribute $3.9 million to its funded pension plan in 2017.

Certain of the Company’s hourly employees participated in a multi-employer defined benefit plan, the Pace Industry Union-Management Pension Plan (EIN #11-6166763). Participants in this plan included the West Carrollton, Ohio represented manufacturing employees, where the collective bargaining agreement expired on April 1, 2012. Participants also included the represented employees at the Kansas City, Kansas distribution center, where the collective bargaining agreement expired December 31, 2011. As a result of labor contracts ratified in June 2012 and September 2012, by the bargaining employees at the Kansas City, Kansas distribution center and West Carrollton, Ohio plant, respectively, both groups elected to end their participation in this multi-employer plan and instead participate in the defined benefit pension plan sponsored by the Company. In addition, during 2012 there was a workforce reduction at the West Carrollton, Ohio plant resulting from the cessation of papermaking activities. As a result, the Company recorded $25.0 million of expense in 2012 representing its estimated cost to satisfy a complete withdrawal liability under the terms of the plan’s trust agreement, with a payment period that began January 2014 and could extend for up to 20 years, discounted in accordance with ASC Section 450-20-S99-1. Payments of $0.4 million and $0.9 million were made during second quarter 2017 and the first six months 2017, respectively, resulting in recorded interest expense of $0.2 million and $0.5 million for each of the two periods, respectively, and a  $0.4 million reduction of the reserve since year-end 2016. Of the $22.0 million reserve, $0.9 million is classified as short-term and $21.1 million is classified as long-term within the Condensed Consolidated Balance Sheet at July 2, 2017.

9.      POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The components of other postretirement benefit gain include the following (dollars in thousands):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Service cost	$15	$16	$30	$32
Interest cost	214	250	428	500
Amortization of prior service credit	(315)	(317)	(630)	(634)
Net periodic benefit (gain) loss	$(86)	$(51)	$(172)	$(102)

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.      LONG-TERM INCENTIVE COMPENSATION

In December 2001, the Company adopted the Long-Term Stock Appreciation Rights Plan (“SAR” Plan). As of January 3, 2010, the Company adopted the Long-Term Restricted Stock Unit Plan ("RSU" Plan). Both plans utilize phantom units. The value of a unit in the SAR Plan is based on the change in the fair market value of PDC’s common stock under the terms of the employee stock ownership plan (the “ESOP”) between the grant date and the exercise date. The value of a unit in the RSU Plan is based on the value of PDC common stock, as determined by the ESOP trustee. As of the end of second quarter 2017, the fair market value of one share of PDC common stock was $6.85.

As of year-end 2016, 37,850 RSU units became vested and exercisable. In accordance with the RSU Plan, payment for these RSU’s was made in February 2017. During the first six months of 2017,  170,400 additional units were granted under the RSU Plan. Due to terminations of employment, 34,403 unvested units were forfeited during the current year quarter. A balance of 346,797 RSU units remains as of July 2, 2017.  Approximately $0.3 million of expense recovery, related to this RSU Plan, was recorded during the three-month period ended July 2, 2017,  and no expense was recorded during the six‑month periods ended July 2, 2017. Approximately $0.4 million and $0.7 million of expense, related to this RSU plan was recorded during each of the three- and six-month periods ended July 3, 2016, respectively. As of July 2, 2017, total unrecognized stock-based compensation expense relating to unvested long-term restricted employee stock units was $1.3 million. This amount is expected to be recognized over the weighted-average period of 2.1 years.

During the first six months of 2017,  476,100 additional units were granted under the SAR Plan. Due to terminations of employment, 135,375 unvested units were forfeited during the current year period. There was no expense recorded for this SAR Plan during the three- and six-month periods ended July 2, 2017, respectively. Approximately $0.6 million of expense, related to this plan, was recorded in each of the three- and six-month periods ended July 3, 2016.

Beginning in 2006, the Company established a nonqualified deferred compensation agreement with each of its non-employee directors. In March 2013, the board adopted the Appvion, Inc. Non-Employee Director Deferred Compensation Plan to formalize the terms of the agreement. Approximately $0.4 million and $0.3 million of expense recovery, related to this plan, was recorded during each of the three‑ and six-month periods ended July 2, 2017, respectively. Approximately $0.2 million and $0.3 million of expense, related to this plan, was recording during the three- and six-month periods ended July 3, 2016, respectively.

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

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.      EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s matching contributions charged to expense was $0.2 million for the three-month period ended July 2, 2017 and $0.4 million for the three-month period ended July 3, 2016. The company’s matching contributions charged to expense were $0.7 million and $0.9 million for the six-month periods ended July 2, 2017 and July 3, 2016, respectively. As a result of hardship withdrawals, required diversifications and employee terminations, 636,971 shares of PDC redeemable common stock were repurchased during the first six months of 2017 at an aggregate price of approximately $5.5 million. During the same period, the ESOP trustee purchased 103,420 shares of PDC redeemable common stock for an aggregate price of $0.7 million using pre-tax deferrals, rollovers and loan payments made by employees, while the Company’s matching contributions for the same period resulted in an additional 96,245 shares of redeemable common stock being issued. As a result of hardship withdrawals, required diversifications and employee terminations, 477,081 shares of PDC redeemable common stock were repurchased during the first six months of 2016 at an aggregate price of approximately $6.1 million. During the same period, the ESOP trustee purchased 69,090 shares of PDC redeemable common stock for an aggregate price of $0.9 million using pre-tax deferrals, rollovers, and loan payments made by employees, while the Company’s matching contributions for the same period resulted in an additional 66,502 shares of redeemable common stock being issued.

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

As of July 2, 2017, the fair market value of one share of PDC common stock was $6.85. Based on the estimated fair value of the redeemable common stock at July 2, 2017, an ultimate redemption liability of approximately $39.9 million was determined. The redeemable common stock recorded book value as of July 2, 2017 was $91.8 million. The change in fair value and accretion of redeemable common stock was $0.6 million for the six months ended July 2, 2017.

Based on the estimated fair value of the redeemable common stock at July 3, 2016, an ultimate redemption liability of approximately $87.9 million was determined. The redeemable common stock recorded book value as of July 3, 2016 was $112.8 million. The change in fair value and accretion of redeemable common stock was $5.1 million for the six months ended July 3, 2016.

On August 9, 2017, the Board of Directors of Appvion approved Amendment Number Six to the Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan. On August 9, 2017, the Board of Directors of Appvion also appointed Mr. G. Grant Lyon as the sole member of the ESOP Administrative Committee of Appvion.

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

The Company selectively hedges forecasted transactions that are subject to foreign currency exchange exposure by using forward exchange contracts. These instruments are designated as cash flow hedges and are recorded in the Condensed Consolidated Balance Sheet at fair value using Level 2 observable market inputs. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward note, also deemed to be categorized as Level 2. The effective portion of the contracts’ gains or losses due to changes in fair value is initially recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the underlying transactions occur and affect earnings or if it becomes probable the forecasted transactions will not occur. These contracts are designed to hedge the variability in future cash flows attributable to changes in currency exchange rates. The notional amount of foreign exchange contracts used to hedge foreign currency transactions was $4.9 million as of July 2, 2017. These contracts have settlement dates extending through December 2017.

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

The following table presents the location and fair values of derivative instruments included in the Company’s Condensed Consolidated Balance Sheets (dollars in thousands):

Designated as a Hedge	Balance Sheet Location	July 2, 2017	December 31, 2016
Foreign currency exchange derivatives	Accounts receivable	$—	$452
Foreign currency exchange derivatives	Other accrued liabilities	(211)	—
Interest rate swap	Other long-term liabilities	(2,215)	(2,657)

The following table presents the location and amount of (gains) losses on derivative instruments and related hedge items included in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss) for the three- and six-months ended July 2, 2017 and July 3, 2016 and (gains) losses initially recognized in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet at the period-ends presented (dollars in thousands):

	Statement of
	Comprehensive	For the Three	For the Three	For the Six	For the Six
	Income (Loss)	Months Ended	Months Ended	Months Ended	Months Ended
Designated as a Hedge	Location	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Foreign currency exchange derivatives	Net sales	$(53)	$(12)	$(274)	$(34)

(Gains) losses recognized in accumulated
other comprehensive income (loss)				(178)	(58)

Interest rate swap	Interest expense	433	389	799	779

(Gains) losses recognized in accumulated
other comprehensive income (loss)				2,133	3,973

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14.      LONG-TERM OBLIGATIONS, LIQUIDITY AND CAPITAL RESOURCES

Long-term obligations, excluding capital lease obligations, consist of the following (dollars in thousands):

	July 2,	December 31,
	2017	2016
Revolving credit facility at approximately 9.75% base rate and 7.51% Euro rate,
due June 2018	$19,500	$31,920
Premium payment due, in connection with Fifth Amendment	1,125	—
Unamortized debt issuance costs	(1,095)	(521)
Secured variable rate industrial development bonds, 0.9% average interest rate at
July 2, 2017, due in 2027	6,000	6,000
Unamortized debt issuance costs	(51)	(54)
State of Ohio assistance loan at 6%, due May 2017	—	655
Unamortized debt issuance costs	—	(11)
State of Ohio loan at 3%, approximately $30 due monthly and final
payment due May 2019	626	788
First lien term loan at 7.79%, due June 2019	178,300	158,300
Premium payment due, in connection with Fifth Amendment	2,675	—
Unamortized debt issuance costs	(3,579)	(728)
Unamortized discount	(1,289)	(1,684)
Second lien senior secured notes at 9.0%, due June 2020	250,000	250,000
Unamortized discount	(1,953)	(2,238)
Unamortized debt issuance costs	(3,431)	(3,930)
	446,828	438,497
Less obligations due within one year	(19,827)	(982)
	$427,001	$437,515

During the first six months of 2017, the Company made mandatory debt repayments of $0.8 million on its State of Ohio loans. The Company also borrowed $290.8 million and repaid $303.2 million on its revolving credit facility, leaving an outstanding balance at quarter-end of $19.5 million. Approximately $13.1 million of the revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder, which, in accordance with its debt covenants, left approximately $2.8 million of unused borrowing capacity under its revolving credit facility. No amounts were drawn by beneficiaries under the outstanding letters of credit.

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

Liquidity and Capital Resources

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. The Company adopted this standard for the year ended December 31, 2016. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern for a period of 12 months following the date of issuance of the Company’s financial statements for the applicable reporting period, as of each reporting period, including interim periods.

The Company has significant debt maturities in the next 12 months, including $13.0 million outstanding under its accounts receivable securitization facility, which is set to mature on September 29, 2017, and $19.5 million outstanding under its revolving credit facility, which will mature on June 28, 2018.  These maturities, coupled with management’s forecast of future cash flows indicate that, if the Company is unable to refinance or extend its accounts receivable securitization facility due September 29, 2017 and/or the revolving credit facility due June 28, 2018, or otherwise to take steps to create additional liquidity, forecasted cash flows would not be sufficient for the Company to meet its obligations, including payment of the outstanding accounts receivable facility and the outstanding balance under the revolving credit facility at their maturities, as they become due in the ordinary course of business for the period of 12 months following August 16, 2017. As discussed below, the Company has plans to refinance these debts to extend their maturities and to create additional liquidity, however, there can be no assurance that these plans will be successfully completed.

Although the Company does not currently have the liquid funds necessary to repay the amounts outstanding under the revolving credit facility or the accounts receivable facility at their maturity, the Company is actively pursuing the capital markets to refinance all or a portion of its outstanding indebtedness, including the revolving credit facility and accounts receivable securitization facility. As a result of management’s efforts, the Company has received multiple non-binding financing proposals from third party sources to lend capital to refinance portions of the Company’s existing first lien debt, including its revolving credit facility and accounts receivable securitization facility (the “Refinancing”). Any commitment by the potential lenders is subject to, among other things, lender due diligence, the issuance of a written commitment letter and the negotiation and execution of definitive legal documentation satisfactory to the lenders and the Company. In addition to the Refinancing, the Company is considering its options with respect to the Company’s Second Lien Senior Secured Notes due June 2020.  These actions are intended to mitigate those conditions which raise substantial doubt about the Company’s ability to continue as a going concern for the period of 12 months following August 16, 2017.

Additionally, the Company is continuing to pursue a strategy of profit improvement initiatives to enhance its financial flexibility and profitability. Management continues to review operational plans for the remainder of 2017 and beyond, which could result in changes to operational plans and projected capital expenditures. The Company closely monitors the amounts and timing of its sources and uses of funds, particularly as they affect the Company’s ability to maintain compliance with the financial covenants of its revolving credit facility.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company cannot predict the outcome of any actions to generate liquidity, including whether such actions will generate the expected liquidity as currently anticipated, or the ultimate availability of additional debt financing. The specific actions taken by the Company, the timing thereof, and the overall amount of any Refinancing will depend on a variety of factors, including market conditions.

Based on the significance of the Company’s debt obligations in the 12 months following August 16, 2017, including the maturities of $13.0 million under its accounts receivable facility that matures September 29, 2017 and the $19.5 million of outstanding borrowings under the revolving credit facility due June 28, 2018, and the uncertainty of the outcome of the Refinancing, management has determined that there is substantial doubt as to the Company’s ability to continue as a going concern for the period of 12 months following August 16, 2017.  While management plans to complete the Refinancing and has retained advisors to assist it with this process, there can be no assurance that the Refinancing will be completed on terms acceptable to the Company or at all.  The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next 12 months will depend on its ability to successfully complete the Refinancing or other liquidity-generating transactions.

If the Company is unable to complete the Refinancing, or if there are other material adverse developments in the Company’s business results of operations or liquidity, the Company may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or restructure its debt either as part of a negotiated arrangement with lenders or potentially through a bankruptcy process. There can be no assurance that the Company would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

15.      FAIR VALUE MEASUREMENTS

The carrying amount (including current portions) and estimated fair value of certain of the Company’s recorded financial instruments are as follows (dollars in thousands):

	July 2, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
First lien term loan	$177,011	$170,816	$157,572	$151,269
Second lien notes	248,047	131,465	247,762	143,702
Revolving credit facility	19,500	19,500	31,920	31,920
State of Ohio loan	626	626	1,443	1,443
Industrial development bonds	6,000	6,000	6,000	6,000
	451,184	328,407	444,697	334,334
Debt issuance costs and premiums due	(4,356)		(6,200)
	$446,828	$328,407	$438,497	$334,334

The first lien term loan and the second lien notes are traded in public markets. Their fair value was determined using Level 2 inputs based on quoted market prices. The fair value of the State of Ohio loan was determined using Level 2 observable market inputs including current rates for financial instruments of the same remaining maturity and similar terms. The revolving credit facility and industrial development bonds have variable interest rates that reflect current market terms and conditions.

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities were reasonable estimates of fair value as of July 2, 2017 and December 31, 2016.

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

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net sales
Carbonless papers	$69,468	$72,810	$141,116	$151,393
Thermal papers	94,509	100,741	189,554	202,698
Total	$163,977	$173,551	$330,670	$354,091

Operating income (loss)
Carbonless papers	$5,374	$1,808	$11,848	$9,302
Thermal papers	1,708	4,861	3,953	8,750
	7,082	6,669	15,801	18,052
Unallocated corporate charges	(1,944)	(2,778)	(4,106)	(4,600)
Total	$5,138	$3,891	$11,695	$13,452

Depreciation and amortization (A)
Carbonless papers	$3,302	$3,344	$6,588	$6,739
Thermal papers	2,967	3,146	5,934	6,305
	6,269	6,490	12,522	13,044
Unallocated corporate charges	96	101	193	202
Total	$6,365	$6,591	$12,715	$13,246

(A)	Depreciation and amortization are allocated to the reportable segments based on the amount of activity provided by departments to the respective product lines in each reportable segment.

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

17.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component for the six months ended July 2, 2017 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total
Balance, December 31, 2016	$21,186	$(2,239)	$18,947

Other comprehensive loss before reclassifications	—	(597)	(597)
Amounts recorded in accumulated other
comprehensive income	(1,825)	525	(1,300)
Net other comprehensive loss	(1,825)	(72)	(1,897)

Balance, July 2, 2017	$19,361	$(2,311)	$17,050

The changes in accumulated other comprehensive income by component for the six months ended July 3, 2016 are as follows (dollars in thousands):

	Change in	Hedging
	Retiree Plans	Activities	Total
Balance, January 2, 2016	$24,742	$(3,070)	$21,672

Other comprehensive loss before reclassifications	—	(1,590)	(1,590)
Amounts recorded in accumulated other
comprehensive income	(1,830)	745	(1,085)
Net other comprehensive loss	(1,830)	(845)	(2,675)

Balance, July 3, 2016	$22,912	$(3,915)	$18,997

PAPERWEIGHT DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Details about these reclassifications are as follows (dollars in thousands):

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income

						Affected Line Item
	For the Three	For the Three	For the Six	For the Six		in Condensed Consolidated
Details about Accumulated	Months Ended	Months Ended	Months Ended	Months Ended		Statements of
Other Comprehensive	July 2,	July 3,	July 2,	July 3,		Comprehensive Income
Income Components	2017	2016	2017	2016		(Loss)
Change in retiree plans
Amortization of prior service credit	$912	$915	$1,825	$1,830	(a)

Hedging activities
Foreign exchange contracts	$53	$12	$274	$34		Net sales
Interest rate swap	(433)	(389)	(799)	(779)		Interest expense
	$(380)	$(377)	$(525)	$(745)

Total reclassifications for the period	$532	$538	$1,300	$1,085

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

Overview

This discussion summarizes significant factors affecting the consolidated operating results, financial position and liquidity of PDC for the quarter ended July 2, 2017. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes. Reference should also be made to the Annual Report on Form 10-K for the year ended December 31, 2016, the Consolidated Financial Statements and related Notes included therein.

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

Financial Highlights

Second quarter 2017 net sales of $164.0 million were $9.6 million, or 5.5%, lower than second quarter 2016 net sales of $173.6 million largely due to lower product pricing. Across the Company, shipment volumes were flat when compared to second quarter 2016. Second quarter thermal papers net sales of $94.5 million were $6.3 million lower with shipment volumes down 3% versus second quarter 2016. Second quarter carbonless papers sales of $69.5 million were $3.3 million lower with shipment volumes approximately 3% higher than second quarter 2016.

Second quarter 2017 gross profit of $28.6 million was $1.7 million lower than second quarter 2016 and gross margin decreased slightly to 17.4% from a 17.5% margin for the same period last year. The decrease was largely due to lower sales prices and product mix as total volume remained relatively steady.  The unfavorable price and product mix were somewhat offset by lower raw material costs, improved manufacturing costs as a result of the postponement of the annual maintenance shutdown at the Roaring Spring Mill to the fourth quarter 2017 in order to migrate to a 18-month shutdown cycle, and continued execution of cost-savings initiatives companywide. Second quarter selling, general and administrative (“SG&A”) expenses were $2.9 million, or 11.0%, lower than the second quarter 2016 primarily due to lower distribution and compensation costs and reduced general department expenses.  SG&A also included a $1.0 million expense for the insurance deductible related to damage caused by a tornado that impacted results in June.  The impact of these factors contributed to $5.1 million of operating income, an increase of 30.8% from $3.9 million in the second quarter 2016.

During the second quarter 2017, the Company recorded a net loss of $7.3 million compared to a net loss of $6.9 million in second quarter 2016. Current quarter results include a $2.3 million increase in interest expense as a result of the increased interest rate related to the Fifth Amendment to the Credit Agreement as described above.

Natural Disaster

On June 14, 2017, a warehouse in Appleton WI leased by the Company and used for inventory storage was struck by a tornado.  The Company estimates the damage to be approximately $4.0 million and has recorded a receivable of insurance proceeds in the amount of approximately $3.0 million.  The net expense of $1.0 million represents the Company’s insurance deductible and is included in the SG&A line of the Condensed Consolidated Statements of Comprehensive Income (Loss).

Comparison of Unaudited Results of Operations for the Quarters Ended July 2, 2017 and July 3, 2016

	For the Quarter Ended
	July 2,	July 3,	Increase
	2017	2016	(Decrease)
	(dollars in millions)

Net sales	$164.0	$173.6	(5.5)%
Cost of sales	135.4	143.3	(5.5)%

Gross profit	28.6	30.3	(5.6)%

Selling, general and administrative expenses	23.5	26.4	(11.0)%

Operating income (loss)	5.1	3.9	30.8%

Interest expense, net	12.5	10.2	22.5%
Other non-operating expense, net	(0.2)	0.5	(140.0)%

Income (loss) before income taxes	(7.2)	(6.8)	(5.9)%
Provision for income taxes	0.1	0.1	—%

Net income (loss)	(7.3)	(6.9)	(5.8)%

Comparison as a percentage of net sales
Cost of sales	82.6%	82.5%	10	bps
Gross margin	17.4%	17.5%	(10)	bps
Selling, general and administrative expenses	14.3%	15.2%	(90)	bps
Operating margin	3.1%	2.3%	80	bps
Income (loss) before income taxes	(4.4)%	(3.9)%	(50)	bps
Net income (loss)	(4.5)%	(4.0)%	(50)	bps

Comparison of Unaudited Results of Operations for the Six Months Ended July 2, 2017 and July 3, 2016

	For the Six Months Ended
	July 2,	July 3,	Increase
	2017	2016	(Decrease)
	(dollars in millions)

Net sales	$330.7	$354.1	(6.6)%
Cost of sales	271.3	287.6	(5.7)%

Gross profit	59.4	66.5	(10.7)%

Selling, general and administrative expenses	47.7	53.0	(10.0)%

Operating income (loss)	11.7	13.5	(13.3)%

Interest expense, net	24.2	20.4	18.6%
Other non-operating expense, net	—	0.2	(100.0)%

Loss from continuing operations before income taxes	(12.5)	(7.1)	(76.1)%
Provision for income taxes	0.2	0.2	—%

Net income (loss)	(12.7)	(7.3)	(74.0)%

Comparison as a percentage of net sales
Cost of sales	82.0%	81.2%	0.8%
Gross margin	18.0%	18.8%	(0.8)%
Selling, general and administrative expenses	14.4%	15.0%	(0.5)%
Operating margin	3.5%	3.8%	(0.3)%
Loss from continuing operations before income taxes	(3.8)%	(2.0)%	(1.8)%
Loss from continuing operations	(3.8)%	(2.1)%	(1.8)%

Second quarter 2017 operating income of $5.1 million is $1.2 million higher as compared to second quarter 2016 operating income of $3.9 million. First half 2017 operating income of $11.7 million is $1.8 million lower than $13.5 million from the same period last year.  The table below explains the variance for each period (dollars in millions):

	For the Three	For the Six
	Months Ended	Months Ended
	July 2, 2017	July 2, 2017
Shipment volume	$0.5	$(1.6)
Price and mix	(10.8)	(19.7)
Favorable manufacturing	7.3	13.1
Tornado-related insurance deductible	(1.0)	--
Lower SG&A expenses and other	5.2	6.4
	$1.2	$(1.8)

Business Segment Discussion

Thermal Papers

•

Second quarter 2017 thermal papers net sales totaled $94.5 million, a decrease of $6.3 million, or 6.2%, compared to second quarter 2016 with shipment volumes down 3% compared to second quarter 2016.  Current quarter shipments of tag, label and entertainment papers (“TLE”) were 4% higher than in second quarter 2016 while shipments of receipt paper declined more than 13% compared to the same period last year. The thermal segment did see a slight improvement from product mix; however, this was offset by lower prices for receipt paper.

•

During the first six months of 2017, thermal papers net sales totaled $189.6 million, a decrease of $13.1 million, or 6.5%, from the same prior year period.  Year-to-date shipment volumes were down more than 3% than the first half of 2016 across the segment, with TLE shipment volumes up more than 1% and receipt paper down approximately 10%.  The biggest driver of decreased sales is lower selling prices for receipt paper.

•

The thermal papers segment recorded second quarter 2017 operating income of $1.7 million compared to second quarter 2016 operating income of $4.9 million, a decrease of $3.2 million. Operating income for the segment in the first six months of 2017 was $4.0 million compared to $8.8 million during the same period last year, a decrease of $4.8 million.  The biggest driver of decreased sales is lower selling prices for receipt paper.  The year-over-year operating income variance was the result of the following (dollars in millions):

	For the Three	For the Six
	Months Ended	Months Ended
	July 2, 2017	July 2, 2017
Lower shipment volumes	$(0.6)	$(1.6)
Unfavorable price and mix	(5.2)	(9.0)
Favorable manufacturing costs	0.9	2.9
Lower SG&A and other	1.7	2.9
	$(3.2)	$(4.8)

Carbonless Papers

•

Second quarter 2017 carbonless net sales totaled $69.5 million, a decrease of $3.3 million, or 4.5%, compared to the same period of the prior year. Current quarter shipment volumes were nearly 3% higher than second quarter 2016, with specialty papers showing continued growth, up nearly 21% from second quarter 2016.

•

During the first six months of 2017, carbonless net sales totaled $141.1 million, a decrease of $10.3 million, or 6.8% from the same period last year.  Year-to-date carbonless shipment volumes are flat as compared to the same period last year; however, specialty papers shipment volume grew nearly 29% as compared to the prior year period.

•

The carbonless papers segment recorded second quarter 2017 operating income of $5.4 million compared to operating income of $1.8 million reported in second quarter 2016, an increase of $3.6 million. Operating income for the segment in the first six months of 2017 was $11.8 million compared to $9.3 million during the same period last year, an increase of $2.5 million.  The year-over-year operating income variance was the result of the following (dollars in millions):

	For the Three	For the Six
	Months Ended	Months Ended
	July 2, 2017	July 2, 2017
Shipment volumes	$1.1	$—
Unfavorable price and mix	(5.6)	(10.7)
Favorable manufacturing costs	6.4	10.2
Lower SG&A and other	1.7	3.0
	$3.6	$2.5

Unallocated Corporate Charges

•

Unallocated corporate charges totaled $2.0 million in second quarter 2017 and $2.8 million in second quarter 2016. Year-to-date 2017 expense was $4.1 million compared to $4.6 million for the first six months of 2016.  This includes a $1.0 million expense relating to damage caused by a tornado that impacted results in June 2017.

Liquidity and Capital Resources

Overview. The Company’s primary sources of liquidity and capital resources are cash provided by operations, credit available under its $75 million revolving credit facility, which is due to mature on June 28, 2018 and credit available under its $24 million accounts receivable securitization facility, which is due to mature on September 29, 2017.  At July 2, 2017, the Company had $1.8 million of cash and, in accordance with its debt covenants, approximately $2.8 million of unused borrowing capacity under its revolving credit facility. At that date, the revolving credit facility had an outstanding balance of $19.5 million compared to $31.9 million at year-end 2016. Approximately $13.1 million of the revolving credit facility commitment was used in the form of outstanding letters of credit issued thereunder. At July 2, 2017, the accounts receivable securitization facility had an outstanding balance of $13.0 million. Net debt (total debt less cash) increased to $445.0 million from $432.1 million at year-end 2016.

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. The Company adopted this standard for the year ended December 31, 2016. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern for a period of 12 months following the date of issuance of the Company’s financial statements for the applicable reporting period, as of each reporting period, including interim periods. In undertaking this evaluation, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before August 16, 2018.

The Company has significant debt maturities in the next 12 months, including $13.0 million outstanding under its accounts receivable securitization facility, which is set to mature on September 29, 2017, and $19.5 million outstanding under its revolving credit facility, which will mature on June 28, 2018.  These maturities, coupled with management’s forecast of future cash flows indicate that, if the Company is unable to refinance or extend its accounts receivable securitization facility due September 29, 2017 and/or the revolving credit facility due June 28, 2018, or otherwise to take steps to create additional liquidity, forecasted cash flows would not be sufficient for the Company to meet its obligations, including payment of the outstanding accounts receivable facility and the outstanding balance under the revolving credit facility at their maturities, as they become due in the ordinary course of business for the period of 12 months following August 16, 2017. As discussed below, the Company has plans to refinance these debts to extend their maturities and to create additional liquidity, however, there can be no assurance that these plans will be successfully completed.

Although the Company does not currently have the liquid funds necessary to repay the amounts outstanding under the revolving credit facility or the accounts receivable facility at their maturity, the Company is actively pursuing the capital markets to refinance all or a portion of its outstanding indebtedness, including the revolving credit facility and accounts receivable securitization facility. As a result of management’s efforts, the Company has received multiple non-binding financing proposals from third party sources to lend capital to refinance portions of the Company’s existing first lien debt, including its revolving credit facility and accounts receivable securitization facility (the “Refinancing”). Any commitment by the potential lenders is subject to, among other things, lender due diligence, the issuance of a written commitment letter and the negotiation and execution of definitive legal documentation satisfactory to the lenders and the Company. In addition to the Refinancing, the Company is considering its options with respect to the Company’s Second Lien Senior Secured Notes due June 2020.  These actions are intended to mitigate those conditions which raise substantial doubt about the Company’s ability to continue as a going concern for the period of 12 months following August 16, 2017.

Additionally, the Company is continuing to pursue a strategy of profit improvement initiatives to enhance its financial flexibility and profitability. Management continues to review operational plans for the remainder of 2017 and beyond, which could result in changes to operational plans and projected capital expenditures. The Company closely monitors the amounts and timing of its sources and uses of funds, particularly as they affect the Company’s ability to maintain compliance with the financial covenants of its revolving credit facility.

The Company cannot predict the outcome of any actions to generate liquidity, including whether such actions will generate the expected liquidity as currently anticipated, or the ultimate availability of additional debt financing. The specific actions taken by the Company, the timing thereof, and the overall amount of any Refinancing will depend on a variety of factors, including market conditions.

Based on the significance of the Company’s debt obligations in the 12 months following August 16, 2017, including the maturities of $13.0 million under its accounts receivable facility that matures September 29, 2017 and the $19.5 million of outstanding borrowings under the revolving credit facility due June 28, 2018, and the uncertainty of the outcome of the Refinancing, management has determined that there is substantial doubt as to the Company’s ability to continue as a going concern for the period of 12 months following August 16, 2017.  While management plans to complete the Refinancing and has retained advisors to assist it with this process, there can be no assurance that the Refinancing will be completed on terms acceptable to the Company or at all.  The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next 12 months will depend on its ability to successfully complete the Refinancing or other liquidity-generating transactions.

If the Company is unable to complete the Refinancing, or if there are other material adverse developments in the Company’s business results of operations or liquidity, the Company may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or restructure its debt either as part of a negotiated arrangement with lenders or potentially through a bankruptcy process. There can be no assurance that the Company would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

Management reported that the Company was in compliance with all debt covenants at July 2, 2017.  However, the Company’s future results are subject to significant uncertainty and there can be no assurance that the Company will be able to maintain compliance with these covenants. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results and operating cash flows, as well as the Company’s successful completion of the Refinancing. The Company’s failure to comply with its covenants, or an assessment that it is likely to fail to comply with its covenants, due to a failure to complete the Refinancing or otherwise, could lead the Company to seek amendments to, or waivers of, the financial covenants. The Company cannot provide assurance that it would be able to obtain any such amendments to or waivers of the covenants. In the event of noncompliance with debt covenants, if the lenders will not amend or waive the Company’s non-compliance with the covenants, the outstanding debt would become due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing in such circumstances. Failure to secure alternative financing would have a material adverse impact on the Company.

Cash Flows from Operating Activities. Net cash used by operating activities during the first six months of 2017 was $2.9 million compared to $7.8 million of net cash used during the same period in 2016. In addition to a net loss of $12.7 million, noncash charges totaling $15.4 million were recorded. Noncash charges included $12.7 million of depreciation and amortization of intangible assets, $0.6 million of foreign exchange gain, $0.7 million of noncash employer matching contributions to the KSOP and $2.6 million of other noncash charges. During the first six months of 2017, working capital increased by $5.6 million. This was largely the result of a $3.3 million increase in accounts receivable, a $0.1 million decrease in accounts payable and other accrued liabilities, against a $0.9 million decrease in inventory, and a net working capital increase of $3.1 million in other current assets and liabilities.

Cash Flows from Investing Activities. During the first six months of 2017, $4.1 million of cash was used for the acquisition of property, plant and equipment, compared to $5.7 million during this same period last year.

Cash Flows from Financing Activities. Net cash provided by financing activities during the first six months of 2017 was $2.5 million compared to $15.7 million during the same period of the prior year. During the current period, the Company issued additional term loans with the Sixth Amendment to the Credit Agreement, providing $19.2 million of net proceeds.  The proceeds were used to pay down the revolving credit facility, resulting in a net reduction of the line of credit of $12.4 million for the first six months of 2017.  Also during the first six months of 2017, the Company made mandatory debt repayments of $0.8 million on its State of Ohio loans.  In addition, cash overdrafts increased $1.9 million during the first six months of 2017. Cash overdrafts represent short-term obligations, in excess of deposits on hand, which have not yet cleared through the banking system. Fluctuations in the balance are a function of quarter-end payment patterns and the speed with which the payees deposit the checks.

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

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of July 2, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the second quarter 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The words “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks” or similar expressions are intended to identify forward-looking statements. All statements in this report other than statements of historical fact, including statements which address the Company’s strategy, future operations, future financial position, future refinancing activities including the completion of the Refinancing, or any other refinancing plans, estimated revenues, projected costs, prospects, plans and objectives of management and events or developments that it expects or anticipates will occur, are forward-looking statements. All forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside the Company’s control that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, the factors listed under “Item 1A – Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016, as well as in the Quarterly Report on Form 10-Q for the current quarter ended July 2, 2017, which factors are incorporated herein by reference and as updated above. Many of these factors are beyond the Company’s ability to control or predict. Given these uncertainties, undue reliance should not be placed on the forward-looking statements. The Company disclaims any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part II – Other Information

Item 1A.  Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”). There have been no material changes in the risk factors disclosed in our Annual Report, except that we are updating the risk factors entitled “The Company’s ability to service its debt is dependent on its future operating results and the Company cannot be sure that it will be able to meet its debt obligations as they come due” and “Compliance with the covenants relating to the Company’s indebtedness may limit its operating flexibility”, each as set forth below:

The Company’s ability to service its debt is dependent on its successful completion of refinancing efforts and its future operating results and management has determined that there is substantial doubt as to our ability to continue as a going concern for the period within 12 months following August 16, 2017 based on the uncertainty about the Company’s ability to complete such a refinancing

The Company has significant debt approaching maturity in the 12 months following the date of this report, including $13.0 million outstanding under its accounts receivable securitization facility, which is set to mature on September 29, 2017, and $19.5 million outstanding under its revolving credit facility, which will mature on June 28, 2018.  The Company’s primary sources of liquidity and capital resources to service such debt obligations and its operations are cash provided by operations, credit available under the $75 million revolving credit facility and credit available under the $24 million accounts receivable securitization facility.  At July 2, 2017, the Company had $1.8 million of cash and, in accordance with its debt covenants, approximately $2.8 million of unused borrowing capacity under its revolving credit facility and net debt (total debt less cash) of $445.0 million.

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. The Company adopted this standard for the year ended December 31, 2016. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern for a period of 12 months following the date of issuance of the Company’s financial statements for the applicable reporting period, as of each reporting period, including interim periods.  In undertaking this evaluation, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before August 16, 2018.

The Company has significant debt maturities in the next 12 months, including $13.0 million outstanding under its accounts receivable securitization facility, which is set to mature on September 29, 2017, and $19.5 million outstanding under its revolving credit facility, which will mature on June 28, 2018.  These maturities, coupled with management’s forecast of future cash flows indicate that, if the Company is unable to refinance or extend its accounts receivable securitization facility due September 29, 2017 and/or the revolving credit facility due June 28, 2018, or otherwise to take steps to create additional liquidity, forecasted cash flows would not be sufficient for the Company to meet its obligations, including payment of the outstanding accounts receivable facility and the outstanding balance under the revolving credit facility at their maturities, as they become due in the ordinary course of business for the period of 12 months following August 16, 2017. While the Company plans to refinance these debts to extend their maturities and to create additional liquidity, as discussed above, there can be no assurance that these plans will be successfully completed on terms satisfactory to the Company or at all.

If the Company is unable to successfully complete a refinancing or otherwise take steps to create additional liquidity, or if there are other material adverse developments in the Company’s business results of operations or liquidity, the Company may be forced to reduce or delay its business activities and capital expenditures, sell material assets, seek additional capital or restructure its debt either as part of a negotiated arrangement with lenders or potentially through a bankruptcy process. There can be no assurance that the Company would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

Compliance with the covenants relating to the Company’s indebtedness may limit its operating flexibility and the Company cannot guarantee that it will be able to maintain compliance with these covenants in the future.

Certain of the Company’s debt agreements contain provisions that require the Company to maintain specified financial ratios as such items are defined in the debt agreements.  Management reported that the Company was in compliance with all debt covenants at July 2, 2017.  However, the Company’s future results are subject to significant uncertainty and there can be no assurance that the Company will be able to maintain compliance with these covenants in the future. The Company’s ability to comply with the financial covenants in the future depends on achieving forecasted operating results as well as the Company’s ability to successfully complete its refinancing efforts.  Given the uncertainty of the Company’s future results, uncertain global economies and other market uncertainties, there are various scenarios, including a failure to successfully complete its refinancing efforts, or a reduction from forecasted operating results, under which the Company could violate its financial covenants. The Company’s failure to comply with such covenants or an assessment that it is likely to fail to comply with such covenants, could also lead the Company to seek amendments to or waivers of the financial covenants. No assurances can be provided that the Company would be able to obtain any amendments to or waivers of the covenants. In the event of non-compliance with debt covenants, if the lenders will not amend or waive the covenants, the debt would be due and the Company would need to seek alternative financing. The Company cannot provide assurance that it would be able to obtain alternative financing. If the Company were not able to secure alternative financing, this would have a material adverse impact on the Company.

 Item 6 – Exhibits

10.1 31.1

Amendment Number Six to the Appvion, Inc. Retirement Savings and Employee Stock Ownership Plan, effective as of January 1, 2017.

Certification of Kevin M. Gilligan, President, Chief Executive Officer and a Director of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2

Certification of Luke G. Kelly, Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certification of Kevin M. Gilligan, President, Chief Executive Officer and a Director of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Luke G. Kelly, Vice President Finance, Chief Financial Officer and Treasurer of Paperweight Development Corp., pursuant to 18 U.S.C. Section 1350.
101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema

101.cal	XBRL Taxonomy Extension Calculation Linkbase

101.def	XBRL Taxonomy Extension Definition Linkbase

101.lab	Taxonomy Extension Label Linkbase

101.pre	Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

PAPERWEIGHT DEVELOPMENT CORP. (Registrant)

Dated: August 16, 2017	/s/ Luke G. Kelly
Luke G. Kelly
Vice President Finance, Chief Financial Officer and Treasurer (Signing on behalf of the Registrant and as the Principal Financial Officer)